Form 10-Q
period 2013-03-31
Pinnacle Foods Inc.
filed 2013-05-15
CIK 1564822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________.
Commission File Number 001-35844
___________________________________
Pinnacle Foods Inc.
(Exact name of registrant as specified in its charter)
___________________________________

Delaware	35-2215019
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

399 Jefferson Road Parsippany, New Jersey	07054
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (973) 541-6620
___________________________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☐     No   ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☐     No  ☒

The Registrant had 117,263,832 shares of common stock, $0.01 par value, outstanding at May 10, 2013.

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

Unaudited consolidated financial statements begin on the following page

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(thousands of dollars, except per share data)

	Three months ended
	March 31, 2013	March 25, 2012
Net sales	$612,981	$616,925
Cost of products sold	458,140	481,248
Gross profit	154,841	135,677
Operating expenses
Marketing and selling expenses	45,628	44,000
Administrative expenses	22,558	20,614
Research and development expenses	2,327	2,207
Other expense (income), net	3,657	3,686
Total operating expenses	74,170	70,507
Earnings before interest and taxes	80,671	65,170
Interest expense	40,656	49,612
Interest income	3	58
Earnings before income taxes	40,018	15,616
Provision for income taxes	15,222	6,077
Net earnings	$24,796	$9,539

Net earnings per share
Basic	$0.31	$0.12
Diluted	$0.29	$0.11
See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (unaudited)
(thousands of dollars)

	Three months ended
	March 31, 2013	March 25, 2012
Net earnings	$24,796	$9,539
Other comprehensive earnings
Foreign currency translation	(2)	265
Net gain (loss) on financial instrument contracts	604	(4,309)
Loss on pension actuarial assumption adjustments	—	(110)

Reclassifications into earnings:
Financial instrument contracts	662	4,045
Amortization of deferred mark-to-market adjustment on terminated swaps	—	413
Loss on pension actuarial assumption adjustments	456	13

Tax provision on other comprehensive earnings	(597)	(253)
Total other comprehensive earnings - net of tax	1,123	64
Total comprehensive earnings	$25,919	$9,603

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
(thousands of dollars, except share and per share amounts)

	March 31, 2013	December 30, 2012
Current assets:
Cash and cash equivalents	$132,094	$92,281
Accounts receivable, net of allowances of $5,768 and $5,149, respectively	168,451	143,884
Inventories	326,126	358,051
Other current assets	16,466	11,862
Deferred tax assets	100,391	99,199
Total current assets	743,528	705,277
Plant assets, net of accumulated depreciation of $259,018 and $244,694, respectively	501,178	493,666
Tradenames	1,603,992	1,603,992
Other assets, net	150,199	155,558
Goodwill	1,441,495	1,441,495
Total assets	$4,440,392	$4,399,988

Current liabilities:
Short-term borrowings	$1,831	$2,139
Current portion of long-term obligations	14,832	30,419
Accounts payable	127,443	137,326
Accrued trade marketing expense	50,825	44,571
Accrued liabilities	130,129	119,269
Total current liabilities	325,060	333,724
Long-term debt (includes $62,754 and $63,097 owed to related parties, respectively)	2,585,825	2,576,386
Pension and other postretirement benefits	100,046	100,918
Other long-term liabilities	27,360	28,705
Deferred tax liabilities	487,468	471,529
Total liabilities	3,525,759	3,511,262
Commitments and contingencies (Note 12)
Shareholders' equity:
Pinnacle common stock: par value $.01 per share, 200,000,000 shares authorized, issued and outstanding 83,903,385 and 81,210,672, respectively	839	812
Additional paid-in-capital	696,473	696,512
Retained earnings	277,751	252,955
Accumulated other comprehensive loss	(60,430)	(61,553)
Total shareholders' equity	914,633	888,726
Total liabilities and shareholders' equity	$4,440,392	$4,399,988

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands of dollars)

	Three months ended
	March 31, 2013	March 25, 2012
Cash flows from operating activities
Net earnings	$24,796	$9,539
Non-cash charges (credits) to net earnings
Depreciation and amortization	19,270	20,490
Amortization of discount on term loan	314	301
Amortization of debt acquisition costs	1,713	2,559
Amortization of deferred mark-to-market adjustment on terminated swaps	—	413
Change in value of financial instruments	(414)	(2,425)
Equity-based compensation charge	175	300
Pension expense, net of contributions	(416)	(2,272)
Gain on sale of assets held for sale	(701)	—
Other long-term liabilities	(613)	32
Other long-term assets	—	234
Deferred income taxes	14,502	5,183
Changes in working capital
Accounts receivable	(24,729)	(24,119)
Inventories	32,007	18,069
Accrued trade marketing expense	6,317	6,385
Accounts payable	(10,297)	(15,856)
Accrued liabilities	11,053	14,622
Other current assets	(5,233)	402
Net cash provided by operating activities	67,744	33,857
Cash flows from investing activities
Capital expenditures	(18,242)	(13,505)
Proceeds from sale of plant assets	1,775	—
Net cash used in investing activities	(16,467)	(13,505)
Cash flows from financing activities
Repayments of long-term obligations	(10,581)	(3,125)
Proceeds from short-term borrowings	1,107	815
Repayments of short-term borrowings	(1,415)	(937)
Repayment of capital lease obligations	(550)	(792)
Repurchases of equity	(187)	(350)
Net cash used in financing activities	(11,626)	(4,389)
Effect of exchange rate changes on cash	162	218
Net change in cash and cash equivalents	39,813	16,181
Cash and cash equivalents - beginning of period	92,281	151,031
Cash and cash equivalents - end of period	$132,094	$167,212

Supplemental disclosures of cash flow information:
Interest paid	$36,325	$35,673
Interest received	3	58
Income taxes paid	304	96
Non-cash investing and financing activities:
New capital leases	4,668	—
See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
(thousands of dollars, except share amounts)

	Common Stock		Additional Paid In Capital	Retained earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balance, December 25, 2011	81,272,593	$813	$696,539	$200,436	$(52,436)	$845,352
Equity contributions:
Shares repurchased	(28,080)	—	(350)			(350)
Equity related compensation			300			300
Comprehensive earnings				9,539	64	9,603
Balance, March 25, 2012	81,244,513	$813	$696,489	$209,975	$(52,372)	$854,905

Balance, December 30, 2012	81,210,672	$812	$696,512	$252,955	$(61,553)	$888,726
Equity contributions:
Share issuance	2,700,767	27	(27)			—
Shares repurchased	(8,054)	—	(187)			(187)
Equity related compensation			175			175
Comprehensive earnings				24,796	1,123	25,919
Balance, March 31, 2013	83,903,385	$839	$696,473	$277,751	$(60,430)	$914,633

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

1. Summary of Business Activities
Business Overview
Pinnacle Foods Inc. (hereafter referred to as “Pinnacle” or the “Company”), formerly known as Crunch Holding Corp., is a holding company whose sole asset is 100% ownership of Peak Finance Holdings LLC (“PFH”). PFH is a holding company whose sole asset is 100% ownership of Pinnacle Foods Finance LLC (“Pinnacle Finance”). As of March 31, 2013 Pinnacle was majority owned by Peak Holdings LLC ("Peak Holdings") which is 99% owned by affiliates of the Blackstone Group. In addition, a warrant agreement was in place, whereby Peak Holdings could acquire up to an additional 5,192,974 shares (subject to adjustment) of Pinnacle.
The Company is a leading manufacturer, marketer and distributor of high quality, branded convenience food products, the products and operations of which are managed and reported in three operating segments: (i) Birds Eye Frozen, (ii) Duncan Hines Grocery and (iii) Specialty Foods. The Company’s United States retail frozen vegetables (Birds Eye), frozen complete bagged meals (Birds Eye Voila!), frozen seafood (Van de Kamp’s, Mrs. Paul’s), full-calorie single-serve frozen dinners and entrées (Hungry-Man), frozen breakfast (Aunt Jemima), frozen and refrigerated bagels (Lender’s), and frozen pizza for one (Celeste) are reported in the Birds Eye Frozen Division. The Company’s baking mixes and frostings (Duncan Hines), shelf-stable pickles (Vlasic), table syrups (Mrs. Butterworth’s and Log Cabin), canned meat (Armour, Nalley, Brooks), pie and pastry fillings (Comstock, Wilderness), barbecue sauces (Open Pit), salad dressing (Bernstein’s) and all Canadian operations are reported in the Duncan Hines Grocery Division. The Specialty Foods Division consists of snack products (Tim’s Cascade and Snyder of Berlin) and the Company’s food service and private label businesses.
History and Current Ownership
Since 2001, the Company and its predecessors have been involved in several business combinations to acquire certain assets and liabilities related to the brands discussed above.
On December 23, 2009, Pinnacle Foods Group LLC (“PFG LLC”), an entity wholly owned by Pinnacle Finance, purchased Birds Eye Foods, Inc. (the “Birds Eye Acquisition”).
On March 12, 2013, the Company’s board of directors authorized a 55.2444 for 1 split of the common stock. The split became effective on the date of approval. The Company retained the par value of $0.01 per share for all shares of common stock. All references to numbers of common shares and per-share data in the accompanying financial statements have been adjusted to reflect the stock split on a retroactive basis. Stockholders’ equity reflects the stock split by reclassifying from “Additional paid-in capital” to “Common stock” an amount equal to the par value of the additional shares arising from the split.
On March 28, 2013, the U.S. Securities and Exchange Commission (SEC) declared effective the Company's registration statement on Form S-1 related to its initial public offering ("IPO"). The Company's stock began trading on the New York Stock Exchange ("NYSE"), under the ticker symbol "PF", on March 28, 2013. On April 3, 2013, the IPO was completed. See Note 18 for further details. In connection with the IPO, 2,618,307 additional shares were issued through the exercise of the warrant agreement described above. Immediately thereafter, the warrant agreement was terminated.

2. Interim Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of March 31, 2013, the results of operations for the three months ended March 31, 2013 and March 25, 2012, and the cash flows for the three months ended March 31, 2013 and March 25, 2012. The results of operations are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 30, 2012.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

3. Fair Value Measurements
The authoritative guidance for financial assets and liabilities discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:
Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect the Company’s assumptions.
The Company’s financial assets and liabilities subject to recurring fair value measurements and the required disclosures are as follows:

	Fair Value as of March 31, 2013	Fair Value Measurements Using Fair Value Hierarchy			Fair Value as of December 30, 2012	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Foreign currency derivatives	$1,182	$—	$1,182	$—	$638	$—	$638	$—
Commodity derivatives	398	—	398	—	525	—	525	—
Total assets at fair value	$1,580	$—	$1,580	$—	$1,163	$—	$1,163	$—

Liabilities
Interest rate derivatives	$3,074	$—	$3,074	$—	$3,807	$—	$3,807	$—
Commodity derivatives	153	—	153	—	682	—	682	—
Total liabilities at fair value	$3,227	$—	$3,227	$—	$4,489	$—	$4,489	$—

The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk.

The valuations of these instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate, commodity, and foreign exchange forward curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of the authoritative guidance for fair value disclosure, the Company incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. The Company had no fair value measurements based upon significant unobservable inputs (Level 3) as of March 31, 2013 or December 30, 2012.

In addition to the instruments named above, the Company also makes fair value measurements in connection with its annual goodwill and trade name impairment testing. These measurements would fall into Level 3 of the fair value hierarchy.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

In December 2011, the Company adopted the provisions of the Financial Accounting Standards Board's (“FASB”) Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements," (“ASU 2011-04”). For purposes of calculating fair value of financial instruments, we manage the portfolio of financial assets and financial liabilities on the basis of the Company's net exposure to credit risk. The Company has elected to apply the portfolio exception in ASU 2011-04 with respect to measuring counterparty credit risk for all of its derivative transactions subject to master netting arrangements on a net basis by counterparty portfolio.

4. Other Expense (Income), net

	Three months ended
	March 31, 2013	March 25, 2012
Other expense (income), net consists of:
Amortization of intangibles/other assets	$3,872	$3,882
Royalty income and other	(215)	(196)
Total other expense (income), net	$3,657	$3,686

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

5. Stockholder's Equity, Equity-Based Compensation Expense and Earnings Per Share

Equity-based Compensation

The Company has two long-term incentive programs: The 2007 Stock Incentive Plan and the 2013 Omnibus Incentive Plan. Prior to March 28, 2013, the Company also had the 2007 Unit Plan, which was terminated in connection with the Company's recent IPO. Equity-based compensation expense recognized during the period is based on the value of the portion of equity-based payment awards that is ultimately expected to vest during the period. As equity-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The authoritative guidance for equity compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company currently uses the Black-Scholes option-pricing model as its method of valuation for equity-based awards. Prior to March 28, 2013, since the underlying equity was not publicly traded, the determination of fair value of equity-based payment awards on the date of grant using an option-pricing model was based upon estimates of enterprise value as well as assumptions regarding a number of highly complex and subjective variables. The estimated enterprise value was based upon forecasted cash flows for five years plus a terminal year and an assumed discount rate. The other variables used to determine fair value of equity-based payment awards include, but are not limited to, the expected stock price volatility of a group of industry comparable companies over the term of the awards, and actual and projected employee equity option exercise behaviors.

The fair value of the options granted during the three months ended March 31, 2013 and March 25, 2012, respectively, was estimated on the date of the grant (using an IPO price of $20.00 a share on the first quarter 2013 grant) using the Black-Scholes model with the following weighted average assumptions:

	March 31, 2013	March 25, 2012
Risk-free interest rate	1.1%	0.64%
Expected time to option exercise	6.50 years	1.93 years
Expected volatility of Pinnacle Foods Inc. stock	35%	55%
Expected dividend yield on Pinnacle Foods Inc. stock	3.60%	—%

Volatility was based on the average volatility of a group of publicly traded food companies. The Company estimates the annual forfeiture rates to be between 6.0% and 8.0% under its long-term incentive plans.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Expense Information

The following table summarizes equity-based compensation expense related to employee equity options and employee equity units under the authoritative guidance for equity compensation which was allocated as follows:

	Three months ended
	March 31, 2013	March 25, 2012
Cost of products sold	$23	$40
Marketing and selling expenses	70	121
Administrative expenses	77	130
Research and development expenses	5	9
Pre-Tax Equity-Based Compensation Expense	175	300
Income Tax Benefit	(6)	(12)
Net Equity-Based Compensation Expense	$169	$288

As of March 31, 2013, cumulative unrecognized equity compensation expense of the unvested portion of shares for the Company's two long-term incentive programs was $40,986. The weighted average period over which vesting will occur is approximately 6.8 years for the 2007 Stock Incentive Plan and 3 years for the 2013 Omnibus Plan. The Company did not meet the Management EBITDA target in 2012 or in 2011 for awards issued in 2011 and prior and, as a result, the Performance Options did not vest. For grants made in 2012, the Company did meet the Management EBITDA target. Options and units under the plans have a termination date of 10 years from the date of issuance.

2007 Stock Incentive Plan
The Company adopted an equity option plan (the “2007 Stock Incentive Plan”) providing for the issuance of up to 1,104,888 shares of the Company's common stock. Pursuant to the 2007 Stock Incentive Plan, certain officers, employees, managers, directors and other persons are eligible to receive grants of nonqualified stock options, as permitted by applicable law. For options granted from 2007 to 2009, generally 25% of the options will vest ratably over five years (“Time-Vested Options”), subject to full acceleration upon a change of control. Fifty percent of the options vest ratably over five years if annual or cumulative Management EBITDA targets, as defined, are met (“Performance Options”). The final 25% of the options vest either on a change of control or liquidity event, if a 12% annual internal rate of return is attained by Blackstone (“Exit Options”). In addition, the plan was also revised to provide that if the EBITDA target is achieved in any two consecutive fiscal years (excluding 2007 and 2008) during the employee's continued employment, then that year's and all prior years' performance options will vest and become exercisable, and if the exit options vest and become exercisable during the employees continued employment, then all the performance options will also vest and become exercisable. Subsequent to 2009, the Company awarded options in the form of Time Vested Options (25%) and Performance Options (75%) to certain employees. The options have the same vesting provisions as stated above, including the provisions that if there is a change of control or liquidity event and if a 12% annual internal rate of return is attained by Blackstone, then all the Performance Options will also vest and become exercisable. Prior to March 1, 2013, this annual internal rate of return target was 20%, but the Compensation Committee of the Board of Directors reduced the target for vesting purposes on that date from 20% to 12% to reflect changes in the food industry environment since the plan was adopted. Subsequent to the adoption of the 2013 Omnibus plan, there will be no more grants under this plan.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

The following table summarizes the equity option transactions under the 2007 Stock Incentive Plan:

		Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Life	Aggregate Intrinsic Value (000's)
Outstanding, December 30, 2012		436,486	$9.99	$3.97	6.22	1,642

	Granted	—	—	—
	Exercised	(6,022)	8.77	4.10
	Forfeitures	(8,949)	8.96	2.66
Outstanding, March 31, 2013		421,515	10.03	$3.97	6.03	5,134

Exercisable, March 31, 2013		178,274	$9.01	$4.04	5.03	$2,353

2007 Unit Plan
Peak Holdings, the former parent of Pinnacle Foods Inc., adopted an equity plan (the “2007 Unit Plan”) providing for the issuance of profit interest units (PIUs) in Peak Holdings. Certain employees had been given the opportunity to invest in Peak Holdings through the purchase of Peak Holding's Class A-2 Units. In addition, from 2007 to 2009, each manager who so invested was awarded profit interests in Peak Holdings in the form of Class B-1, Class B-2 and Class B-3 Units. Generally 25% of the PIUs vested ratably over five years (“Class B-1 Units”), subject to full acceleration upon a change of control. Fifty percent of the PIUs vested ratably over five years depending on whether annual or cumulative EBITDA targets are met (“Class B-2 Units”). The plan also provides that, if the Adjusted EBITDA target was achieved in any two consecutive fiscal years during the employee's continued employment, then that year's and all prior years' Class B-2 Units vested, and if there is a change of control or liquidity event defined as when Blackstone sells more than 50% of its holdings and a certain annual internal rate of return is attained by Blackstone, then all the Class B-2 units also vested, and if the Class B-3 Units vested during the employee's continued employment (as described below) then all the Class B-2 Units also vested. The final 25% of the PIUs granted vested either on a change of control or liquidity event, if a 12% annual internal rate of return is attained by Blackstone (“Class B-3 Units”). Subsequent to 2009, the Company awarded PIUs to certain employees in the form of Class B-1 Units (25%) and Class B-2 Units (75%). The Class B-1 Units and Class B-2 Units have the same vesting provisions as stated above, including the provisions that if there is a change of control or liquidity event and if a 12% annual internal rate of return is attained by Blackstone, then all the Class B-2 units will also vest and become exercisable. Prior to March 1, 2013, this annual internal rate of return target was 20%, but the Compensation Committee of the Board of Directors reduced the target for vesting purposes on that date from 20% to 12% to reflect changes in the food industry environment since the plan was adopted.

In connection with the Company's IPO, Peak Holdings was dissolved resulting in the termination of the 2007 Unit Plan and the adoption of the 2013 Omnibus Incentive plan (as further described below). As a result of the dissolution, the holders of units of Peak Holdings were distributed the assets of Peak Holdings. As the sole assets of Peak Holdings were shares of the Company's common stock, units were converted into shares of common stock. The number of shares of common stock delivered to the equity holder as a result of the conversion had the same intrinsic value as the Class A-2 Units held by the equity holder prior to such conversion. Additionally, in connection with the dissolution, all PIUs were converted into shares or restricted shares of the Company's common stock. Vested PIUs were converted into shares of common stock and unvested PIUs were converted into unvested restricted shares of our common stock, which are subject to vesting terms substantially similar to those applicable to the unvested PIU immediately prior to the conversion. The number of shares delivered under the 2013 Omnibus Plan, 1,546,355, have the same intrinsic value as the PIUs immediately prior to such conversion.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

2013 Omnibus Plan

The Company adopted an equity incentive plan (the “2013 Omnibus Plan”) providing for the issuance of up to 11,300,000 shares of the Company's common stock which will be reserved for issuance under (1) equity awards granted as a result of the conversion of unvested PIUs into restricted common stock of the Company, (2) stock options and other equity awards granted in connection with the completion of the IPO, and (3) awards granted by the Company under the 2013 Omnibus Plan following the completion of the IPO. Pursuant to the 2013 Omnibus Plan, certain officers, employees, managers, directors and other persons are eligible to receive grants of nonqualified stock options, as permitted by applicable law.

On March 27, 2013, in connection with the IPO, the Company granted 2,310,000 options under the 2013 Omnibus Plan. The options vest in full at the end of three years. Additionally, 82,460 non-vested shares were issued which also vest in full at the end of three years.

The following table summarizes the equity option transactions under the 2013 Omnibus Plan:

		Number of Units	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Life	Aggregate Intrinsic Value (000's)
Outstanding, December 30, 2012		—	$—	0.00	—

	Granted	2,310,000	4.63
	Exercised	—	—
	Forfeitures	—	—
Outstanding, March 31, 2013		2,310,000	$4.63	10.00	$5,105

Exercisable, March 31, 2013		—	$—	0.00	$—

The following table summarizes the changes in non-vested shares.

		Number of Units	Weighted Average Fair Value at Grant Date	Aggregate Intrinsic Value (000's)
Non-vested shares at December 30, 2012		—	$—	$—

	Converted PIUs	1,546,355	20.00
	Granted	82,460	20.00
	Exercised	—	—
	Forfeitures	—	—
Non-vested shares at March 31, 2013		1,628,815	$20.00	$36,176

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Other Comprehensive Earnings

The following table presents amounts reclassified out of Accumulated Other Comprehensive Loss ("AOCL") and into Net earnings for the three months ended March 31, 2013.

Gain/(Loss)	Amounts Reclassified from AOCL
	Three months ended
Details about Accumulated Other Comprehensive Income Components	March 31, 2013		Reclassified from AOCL to:
Gains and losses on financial instrument contracts
Interest Rate Contracts	$(854)		Interest expense
Foreign Exchange Contracts	192		Cost of products sold
Total before tax	(662)
Tax expense	340		Provision for income taxes
Net of tax	(322)

Pension actuarial assumption adjustments
Amortization of actuarial loss	(456)	(a)	Cost of products sold
Tax expense	176		Provision for income taxes
Net of tax	(280)
Net reclassifications into net earnings	$(602)

(a) This is included in the computation of net periodic pension cost (see note 10 for additional details).

Earnings Per Share

Basic earnings (loss) per common share is computed by dividing net earnings or loss for common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are calculated by dividing net earnings by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

	March 31, 2013	March 25, 2012
Weighted-average common shares	81,263,994	81,267,136
Effect of dilutive securities:
Warrants	4,907,645	5,192,974
Options to purchase common stock	96,583	32,038
Dilutive potential common shares	86,268,222	86,492,148

Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.
Prior to the Company's IPO, a warrant agreement was in place, whereby Peak Holdings could acquire up to an additional 5,192,974 shares (subject to adjustment). In connection with the IPO, 2,618,307 additional shares were issued through the exercise of the warrant agreement. Immediately thereafter, the warrant agreement was terminated.
In the three months ended March 31, 2013, 2,310,000 options to purchase common stock and 1,628,761 non-vested shares were not included in the computation of diluted net earnings per share as their effect would have been antidilutive.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

6. Balance Sheet Information

Accounts Receivable. Customer accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for cash discounts, returns and bad debts is the Company's best estimate of the amount of uncollectible amounts in its existing accounts receivable. The Company determines the allowance based on historical discounts taken and write-off experience. The Company reviews its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance when the Company concludes it is probable the receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to its customers. Accounts receivable are as follows:

	March 31, 2013	December 30, 2012
Customers	$168,399	$137,950
Allowances for cash discounts, bad debts and returns	(5,768)	(5,149)
Subtotal	162,631	132,801
Other receivables	5,820	11,083
Total	$168,451	$143,884

Inventories. Inventories are as follows:

	March 31, 2013	December 30, 2012
Raw materials, containers and supplies	$68,371	$50,919
Finished product	257,755	307,132
Total	$326,126	$358,051

The Company has various purchase commitments for raw materials, containers, supplies and certain finished products incident to the ordinary course of business. Such commitments are not at prices in excess of current market.

Other Current Assets. Other Current Assets are as follows:

	March 31, 2013	December 30, 2012
Prepaid expenses	$12,010	$5,954
Prepaid income taxes	200	578
Assets held for sale	$4,256	$5,330
Total	$16,466	$11,862

Assets held for sale include our closed plants in Tacoma, Washington and Millsboro, Delaware. Our Fulton, New York location, which was previously held for sale was sold in January 2013.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Plant Assets. Plant assets are as follows:

	March 31, 2013	December 30, 2012
Land	$14,061	$14,061
Buildings	181,118	178,300
Machinery and equipment	524,619	513,339
Projects in progress	40,398	32,660
Subtotal	760,196	738,360
Accumulated depreciation	(259,018)	(244,694)
Total	$501,178	$493,666

Depreciation was $15,398 and $16,606 during the three months ended March 31, 2013 and March 25, 2012, respectively. As of March 31, 2013 and December 30, 2012, Plant Assets included assets under capital lease with a book value of $21,337 and $22,030 (net of accumulated depreciation of $8,997 and $8,246), respectively.

Accrued Liabilities. Accrued liabilities are as follows:

	March 31, 2013	December 30, 2012
Employee compensation and benefits	$62,827	$53,373
Interest payable	30,617	28,116
Consumer coupons	5,284	3,346
Accrued restructuring charges (see note 8)	9,209	10,480
Accrued financial instrument contracts (see note 11)	153	682
Other	22,039	23,272
Total	$130,129	$119,269
Other Long-Term Liabilities. Other long-term liabilities are as follows:

	March 31, 2013	December 30, 2012
Employee compensation and benefits	$9,009	$9,340
Long-term rent liability and deferred rent allowances	10,017	10,217
Liability for uncertain tax positions	1,616	1,614
Accrued financial instrument contracts (see note 11)	3,074	3,807
Other	3,644	3,727
Total	$27,360	$28,705

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

7. Goodwill, Tradenames and Other Assets
Goodwill
Goodwill by segment is as follows:

	Birds Eye Frozen	Duncan Hines Grocery	Specialty Foods	Total
Balance, December 30, 2012	$527,069	$740,465	$173,961	$1,441,495

Balance, March 31, 2013	$527,069	$740,465	$173,961	$1,441,495

The authoritative guidance for business combinations requires that all business combinations be accounted for at fair value under the acquisition method of accounting. The authoritative guidance for goodwill provides that goodwill will not be amortized, but will be tested for impairment on an annual basis or more often when events indicate. The Company completed its annual testing as of December 30, 2012, which indicated no impairment.

Tradenames

Tradenames by segment are as follows:

	Birds Eye	Duncan Hines	Specialty
	Frozen	Grocery	Foods	Total
Balance, December 30, 2012	$796,680	$771,312	$36,000	$1,603,992

Balance, March 31, 2013	$796,680	$771,312	$36,000	$1,603,992

The authoritative guidance for indefinite-lived assets provides that indefinite-lived assets will not be amortized, but will be tested for impairment on an annual basis or more often when events indicate. As a result of its annual testing of indefinite-lived assets in December 2012, the Company recorded impairment charges totaling $0.5 million in its Bernstein's tradename during the year ended December 30, 2012.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Other Assets

	March 31, 2013
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$52,810	$(31,685)	$21,125
Customer relationships - Distributors	36	125,746	(30,166)	95,580
Customer relationships - Food Service	7	36,143	(32,734)	3,409
Customer relationships - Private Label	7	9,214	(8,670)	544
License	7	4,875	(2,438)	2,437
Total amortizable intangibles		$228,788	$(105,693)	$123,095
Deferred financing costs		59,486	(37,019)	22,467
Other (1)		4,637	—	4,637
Total other assets, net				$150,199
	Amortizable intangibles by segment
	Birds Eye Frozen			$68,015
	Duncan Hines Grocery			47,549
	Specialty Foods			7,531
				$123,095

	December 30, 2012
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$52,810	$(30,365)	$22,445
Customer relationships - Distributors	36	125,746	(28,791)	96,955
Customer relationships - Food Service	7	36,143	(31,882)	4,261
Customer relationships - Private Label	7	9,214	(8,533)	681
License	7	4,875	(2,250)	2,625
Total amortizable intangibles		$228,788	$(101,821)	$126,967
Deferred financing costs		59,486	(35,306)	24,180
Other (1)		4,411	—	4,411
Total other assets, net				$155,558
	Amortizable intangibles by segment
	Birds Eye Frozen			$69,581
	Duncan Hines Grocery			48,806
	Specialty Foods			8,580
				$126,967

(1) As of March 31, 2013 and December 30, 2012, Other primarily consists of security deposits.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Amortization of intangible assets was $3,872 and $3,882 for the three months ended March 31, 2013 and March 25, 2012, respectively. Estimated amortization expense for each of the next five years and thereafter is as follows: remainder of 2013 -$11,600 ; 2014 - $12,200; 2015 - $10,900; 2016 - $10,300; 2017 - $5,700 and thereafter - $72,400.

Deferred Financing Costs
All deferred financing costs, which relate to the Senior Secured Credit Facility, Senior Subordinated Notes and Senior Notes are amortized into interest expense over the life of the related debt using the effective interest method. Amortization of deferred financing costs was $1,713 and $2,559 during the three months ended March 31, 2013 and March 25, 2012, respectively.
The following summarizes deferred financing cost activity:

	Gross Carrying Amount	Accumulated Amortization	Net
Balance, December 30, 2012	$59,486	$(35,306)	$24,180
2013 - Additions	—	—	—
- Amortization	—	(1,713)	(1,713)
Balance, March 31, 2013	$59,486	$(37,019)	$22,467

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

8. Restructuring Charges

Pickle supply chain improvements

On May 25, 2012, the Company announced plans to further improve the efficiency of its supply chain by consolidating its Vlasic pickle production into one plant in Imlay City, Michigan. The Company's decision to focus on its branded Vlasic business and de-emphasize its lower-margin, un-branded pickle business was the catalyst for this consolidation. The Company's pickle production plant, located in Millsboro, Delaware ended production at year-end 2012. The Company recorded termination costs in the second quarter of 2012 and expects all severance payments to be primarily completed by the second quarter of 2013. As a result of exiting the lower-margin un-branded pickle business, the Company terminated the use of a third party ingredients storage facility in the third quarter of 2012. In doing so, the Company recorded contract termination fees that are expected to be paid in the second quarter of 2013.

Green Bay, Wisconsin Research Facility

On May 15, 2012, the Company announced plans to relocate the Birds Eye Frozen Division Research and Development team from Green Bay, Wisconsin to its new facility at its Parsippany, New Jersey headquarters. The Company believes that the relocation will allow for seamless collaboration between marketing, sales, procurement and R&D that will drive superior brand innovation, marketing and productivity. The Company closed its Green Bay, Wisconsin research facility in December 2012. The Company recorded termination costs in the fourth quarter of 2012 and expects severance payments to be primarily completed in the third quarter of 2013.

Fulton, NY Plant

On April 15, 2011, the Company announced plans to consolidate the Birds Eye Frozen segment's Fulton, NY plant operations into its Darien, WI and Waseca, MN facilities in order to locate vegetable processing closer to the crop-growing region and thus reduce the related freight costs. In connection with this project, the Company made significant capital investments in its Darien, WI and Waseca, MN plants. The Company recorded accelerated depreciation costs of $1,845 in the three months ended March 25, 2012. All restructuring charges related to the closure of the Fulton, NY plant were recorded in the Birds Eye Frozen segment and in the Cost of products sold line in the Consolidated Statements of Operations. Severance costs were accrued in the second quarter of 2011 and payments were substantially completed in the third quarter of 2012. On January 9, 2013, the sale of the Fulton location was finalized for total proceeds of $874.

Tacoma, WA Plant

On December 3, 2010, in an effort to improve its supply chain operations, the Company announced the closure of the Tacoma, WA plant and the consolidation of production into its Fort Madison, IA plant. The Company recorded accelerated depreciation costs of $307 in the three months ended March 25, 2012. All restructuring charges related to the closure of the Tacoma, WA plant were recorded in the Duncan Hines Grocery segment and in the Cost of products sold line in the Consolidated Statements of Operations. Severance costs were accrued in the fourth quarter of 2010 and payments were substantially completed in the second quarter of 2012.

The following table summarizes total restructuring charges accrued as of March 31, 2013.

Description	Balance, December 30, 2012	Expense	Payments	Balance, March 31, 2013
Facility shutdowns	$2,796	$—	$(147)	$2,649
Contract termination and other fees	5,833	—	—	5,833
Employee severance	1,851	—	(1,124)	727
Total	$10,480	$—	$(1,271)	$9,209

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

9. Debt and Interest Expense

	March 31, 2013	December 30, 2012
Short-term borrowings
- Notes payable	$1,831	$2,139
Total short-term borrowings	$1,831	$2,139
Long-term debt
- Senior Secured Credit Facility - Tranche B Non Extended Term Loans due 2014	$240,139	$243,264
- Senior Secured Credit Facility - Tranche B Extended Term Loans due 2016	634,700	637,906
- Senior Secured Credit Facility - Tranche E Term Loans due 2018	396,000	398,000
- Senior Secured Credit Facility - Tranche F Term Loans due 2018	446,625	448,875
- 9.25% Senior Notes due 2015	465,000	465,000
- 8.25% Senior Notes due 2017	400,000	400,000
- Unamortized discount on long term debt	(6,915)	(7,230)
- Capital lease obligations	25,108	20,990
	2,600,657	2,606,805
Less: current portion of long-term obligations	14,832	30,419
Total long-term debt	$2,585,825	$2,576,386

Interest expense	Three months ended
	March 31, 2013	March 25, 2012
Interest expense, third party	$37,520	$41,230
Related party interest expense (Note 13)	579	1,331
Amortization of debt acquisition costs (Note 7)	1,713	2,559
Amortization of deferred mark-to-market adjustment on terminated swaps (Note 11)	—	413
Interest rate swap losses (Note 11)	844	4,079
Total interest expense	$40,656	$49,612

Please refer to Note 18 of the Consolidated Financial Statements "Subsequent Events" which describes the refinancing of all remaining borrowings under the Senior Secured Credit Facility and the redemption of the 8.25% and 9.25% Senior Notes in April/May 2013.

Senior Secured Credit Facility

On August 30, 2012, Pinnacle Finance entered into the first amendment to the amended and restated Senior Secured Credit Facility (as amended, the “Senior Secured Credit Facility”), which provided for term loans in the amount of $450.0 million (the “Tranche F Term Loans”). Pinnacle Finance used proceeds from the Tranche F Term Loans to pay off $300.0 million of the aggregate principal amount of Tranche B Non Extended Term Loans.
On September 20, 2012 Pinnacle Finance redeemed $150.0 million aggregate principal amount of its 9.25% Senior Notes due 2015 using the remaining proceeds from the Tranche F Term Loans along with available cash. This is explained in greater detail under the section titled, “Senior Notes and Senior Subordinated Notes.”
In connection with the refinancing, Pinnacle Finance incurred deferred financing fees which are detailed in Note 7 to the Consolidated Financial Statements, “Goodwill, Tradenames and Other Assets”. Also, Pinnacle Finance incurred $3.4 million of original issue discount on the new Tranche F Term Loans.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

The stated maturity date of the Tranche F Term Loans is October 17, 2018. However, the maturity date would be accelerated as follows:

•	if more than $150.0 million of the 9.25% Senior Notes are outstanding on December 31, 2014, then the maturity date of the Tranche F Term Loans would be December 31, 2014; or

•	if more than $150.0 million of the 8.25% Senior Notes are outstanding on June 2, 2017, then the maturity date of the Tranche F Term Loans would be June 2, 2017.

On April 17, 2012, Pinnacle Finance entered into an amendment and restatement of the Senior Secured Credit Facility. The Senior Secured Credit Facility provides for (i) an extension of the maturity date of a portion of the existing term loan B facility (the “Tranche B Extended Term Loans”) in the initial amount of $641.1 million, while a portion of the existing term loan B facility (the "Tranche B Non Extended Term Loans") in the initial amount of $550.0 million retained their original terms, (ii) the issuance of a new term loan E facility (the “Tranche E Term Loans”) in the initial amount of $400.0 million, and (iii) the replacement of the existing revolving credit facility with a new $150.0 million revolving credit facility (the “Revolving Credit Facility”). Pinnacle Finance used proceeds from the Tranche E Term Loans to pay off all of its outstanding balance of $313.2 million aggregate principal amount of Tranche D Term Loans.
On April 19, 2012, Pinnacle Finance redeemed all $199.0 million aggregate principal amount of its outstanding 10.625% Senior Subordinated Notes using proceeds from the Tranche E Term Loans along with available cash. This is explained in greater detail under the section titled, "Senior Notes and Senior Subordinated Notes."
In connection with the refinancing, Pinnacle Finance incurred deferred financing fees which are detailed in Note 6 to the Consolidated Financial Statements, "Goodwill, Tradenames and Other Assets". Also, Pinnacle Finance incurred $4.0 million of original issue discount on its new Tranche E Term Loans.

The stated maturity dates are: April 2, 2014 for the Tranche B Non Extended Term Loans, October 2, 2016 for the Tranche B Extended Term Loans, October 17, 2018 for the Tranche E Term Loans, and April 17, 2017 for the Revolving Credit Facility.

However, the maturity dates would be accelerated as follows:

•	if more than $150.0 million of the Tranche B Non Extended Term Loans are outstanding on January 3, 2014, the Revolving Credit Facility would expire January 3, 2014;

•
if more than $150.0 million of the 9.25% Senior Notes are outstanding on December 31, 2014, then the maturity dates of the Tranche B Extended Term Loans, the Tranche E Term Loans and the Revolving Credit Facility would be December 31, 2014;

•
if more than $150.0 million of the Tranche B Extended Term Loans are outstanding on July 3, 2016, the Revolving Credit Facility would expire on (x) July 3, 2016 or (y) December 31, 2014, if more than $150 million of the 9.25% Senior Notes are outstanding on December 31, 2014; or

•	if more than $150.0 million of the 8.25% Senior Notes are outstanding on June 2, 2017, then the maturity date of the Tranche E Term Loans and the Revolving Credit Facility would be June 2, 2017.

There were no borrowings outstanding under the Revolving Credit Facility as of March 31, 2013 and December 30, 2012.
The total combined amount of the Senior Secured Credit Facility Loans that were owed to affiliates of Blackstone as of March 31, 2013 and December 30, 2012, was $62,754 and $63,097, respectively.

Pinnacle Finance's borrowings under the Senior Secured Credit Facility, bear interest at a floating rate and are maintained as base rate loans or as eurocurrency rate loans. Base rate loans bear interest at the base rate plus the applicable base rate margin, as described in the Senior Secured Credit Facility. The base rate is defined as the highest of (i) the administrative agent's prime rate, (ii) the federal funds effective rate plus 1/2 of 1% and (iii) the eurocurrency rate that would be payable on such day for a

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

eurocurrency rate loan with a one-month interest period plus 1%. Eurocurrency rate loans bear interest at the adjusted eurocurrency rate plus the applicable eurocurrency rate margin, as described in the Senior Secured Credit Facility. The eurocurrency rate is determined by reference to the BBA LIBOR rate for the interest period relevant to such borrowing. With respect to Tranche E Term Loans and Tranche F Term Loans, the eurocurrency rate shall be no less than 1.25% per annum and the base rate shall be no less than 2.25%  per annum.
The applicable margins with respect to the Pinnacle Finance’s Senior Secured Credit Facility vary from time to time in accordance with the terms thereof and agreed upon pricing grids based on the total leverage ratio. In addition, the Tranche E Term Loans and Tranche F Term Loans were subject to one 25 basis point step down in applicable margin upon consummation of the IPO. The applicable margins with respect to the Senior Secured Credit Facility as of March 31, 2013 were:
Applicable Margin (per annum)

Revolving Credit Facility and Letters of Credit			Tranche B Non Extended Term Loans		Tranche B Extended Term Loans
Eurocurrency Rate	Base Rate	Commitment Fees Rate	Eurocurrency Rate	Base Rate	Eurocurrency Rate	Base Rate
3.50%	2.50%	0.50%	2.50%	1.50%	3.50%	2.50%

			Tranche E Term Loans		Tranche F Term Loans
			Eurocurrency Rate	Base Rate	Eurocurrency Rate	Base Rate
			3.50%	2.50%	3.50%	2.50%

The obligations under the Senior Secured Credit Facility are unconditionally and irrevocably guaranteed by Peak Finance Holdings LLC, any subsidiary of Peak Finance Holdings LLC that directly or indirectly owns 100% of the issued and outstanding equity interests of Pinnacle Finance, subject to certain exceptions, each of Pinnacle Finance’s direct or indirect material domestic subsidiaries (collectively, the “Guarantors”) and by the Company effective with the April 2013 refinancing. In addition, subject to certain exceptions, the Senior Secured Credit Facility is collateralized by first priority or equivalent security interests in (i) all the capital stock of, or other equity interests in, each direct or indirect domestic subsidiary of Pinnacle Finance and 65% of the capital stock of, or other equity interests in, each direct foreign subsidiary of Pinnacle Finance, or any of its material domestic wholly-owned subsidiaries and (ii) certain tangible and intangible assets of Pinnacle Finance and those of the Guarantors (subject to certain exceptions and qualifications).
As of March 31, 2013 and December 30, 2012 there were no borrowings outstanding for the Revolving Credit Facility, except in respect of letters of credit as set forth below, however, the eurocurrency rate would have been 3.70% and 3.71%. For the three months ended March 31, 2013 and March 25, 2012, the weighted average interest rate on the term loan components of the Senior Secured Credit Facility was 4.08% and 3.50%, respectively. As of March 31, 2013 and December 30, 2012 the eurocurrency interest rate on the term loan facilities was 4.08% and 4.08%, respectively.
Pinnacle Finance pays a fee for all outstanding letters of credit drawn against the Revolving Credit Facility at an annual rate equivalent to the applicable eurocurrency rate margin then in effect under the Revolving Credit Facility, less the fronting fee payable in respect of the applicable letter of credit. The fronting fee is equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letter of credit. The fronting fees are computed on a quarterly basis in arrears. Total letters of credit issued under the Revolving Credit Facility cannot exceed $50,000. As of March 31, 2013 and December 30, 2012, Pinnacle Finance had utilized $32,974 and $33,453, respectively of the Revolving Credit Facility for letters of credit. As of March 31, 2013 and December 30, 2012, there were no borrowings under the Revolving Credit Facility except in respect of letters of credit set forth below. As of March 31, 2013 and December 30, 2012, respectively, there was $117,026 and $116,547 of borrowing capacity under the Revolving Credit Facility, of which $17,026 and $16,547 was available to be used for letters of credit.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Under the terms of the Senior Secured Credit Facility, Pinnacle Finance is required to use 50% of its “Excess Cash Flow” to prepay the term loans under the Senior Secured Credit Facility (which percentage will be reduced to 25% at a total leverage ratio of 4.50 to 5.49 and to 0% at a total leverage ratio below 4.50). Excess Cash Flow is defined as consolidated net income (as defined), as adjusted for certain items, including (1) all non-cash charges and credits included in arriving at consolidated net income, (2) changes in working capital, (3) capital expenditures (to the extent they were not financed with debt), (4) the aggregate amount of principal payments on indebtedness and (5) certain other items defined in the Senior Secured Credit Facility. For the 2012 reporting year Pinnacle Finance determined that there are no amounts due under the Excess Cash Flow requirements of the Senior Secured Credit Facility. In December 2013, Pinnacle Finance will determine if amounts are due under the Excess Cash Flow requirements of the Senior Secured Credit Facility for the 2013 reporting year.

The term loans under the Senior Secured Credit Facility mature in quarterly installments of 0.25% of their aggregate funded total principal amount. The aggregate maturities of the Tranche B Non Extended Term Loans outstanding as of March 31, 2013 are $240.2 million in 2014. The aggregate maturities of the Tranche B Extended Term Loans outstanding as of March 31, 2013 are $3.2 million in the remainder of 2013, $6.4 million in 2014, $6.4 million in 2015, and $618.7 million in 2016. The aggregate maturities of the Tranche E Term Loans outstanding as of March 31, 2013 are $2.0 million in the remainder of 2013, $4.0 million in 2014, $4.0 million in 2015, $4.0 million in 2016, $5.0 million in 2017 and $377.0 million thereafter. The aggregate maturities of the Tranche F Term Loans outstanding as of March 31, 2013 are $2.2 million in the remainder of 2013, $4.5 million in 2014, $4.5 million in 2015, $4.5 million in 2016, $5.6 million in 2017 and $425.3 million thereafter.

Pursuant to the terms of the Senior Secured Credit Facility, Pinnacle Finance is required to maintain a ratio of Net First Lien Secured Debt to Adjusted EBITDA of no greater than 5.25 to 1.00. Net First Lien Secured Debt is defined as aggregate consolidated secured indebtedness, less the aggregate amount of all unrestricted cash and cash equivalents. In addition, under the Senior Secured Credit Facility and the indentures governing the Senior Notes, Pinnacle Finance's ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Senior Secured Leverage Ratio (which is currently the same as the ratio of Net First Lien Secured Debt to Adjusted EBITDA above), in the case of the Senior Secured Credit Facility, or to the ratio of Adjusted EBITDA to fixed charges for the most recently concluded four consecutive fiscal quarters, in the case of the Senior Notes. The Senior Secured Credit Facility also permits restricted payments up to an aggregate amount of (together with certain other amounts) the greater of $50 million and 2% of Pinnacle Finance's consolidated total assets, so long as no default has occurred and is continuing and its pro forma Senior Secured Leverage Ratio would be no greater than 4.25 to 1.00. As of March 31, 2013 the Company is in compliance with all covenants and other obligations under the Senior Secured Credit Facility and the indentures governing the Senior Notes.
Senior Notes and Senior Subordinated Notes
On April 2, 2007, Pinnacle Finance issued in the initial aggregate principal amounts of $325.0 million of 9.25% Senior Notes (the “Senior Notes”) due 2015, and $250.0 million of 10.625% Senior Subordinated Notes (the “10.625% Senior Subordinated Notes”) due 2017. On December 23, 2009, as part of the Birds Eye Foods Acquisition, Pinnacle Finance issued an additional $300.0 million of 9.25% Senior Notes due 2015 (the “Additional Senior Notes”). The Senior Notes and the Additional Senior Notes are collectively referred to herein as the 9.25% Senior Notes. On August 17, 2010, Pinnacle Finance issued $400.0 million of 8.25% Senior Notes due 2017 (the “8.25% Senior Notes”).
The 9.25% Senior Notes and the 8.25% Senior Notes are general unsecured obligations of Pinnacle Finance, effectively subordinated in right of payment to all existing and future senior secured indebtedness of Pinnacle Finance and guaranteed on a full, unconditional, joint and several basis by Pinnacle Finance’s wholly-owned domestic subsidiaries that guarantee other indebtedness of Pinnacle Finance. See Note 17 to the Consolidated Financial Statements for Guarantor and Nonguarantor Financial Statements.

On April 19, 2012, Pinnacle Finance redeemed all $199.0 million aggregate principal amount of its outstanding 10.625% Senior Subordinated Notes at a redemption price equal to 105.313% of the aggregate principal amount plus accrued and unpaid interest to the redemption date. The total redemption price was approximately $210.6 million, including accrued interest of $1.0 million. The premium of $10.6 million was recorded in Other expense (income) during the second quarter of 2012. The redemption was effected in accordance with the indenture governing the Senior Subordinated Notes pursuant to a notice dated March 20, 2012. Pinnacle Finance funded the redemption price for the 10.625% Senior Subordinated Notes with the net proceeds of $82.8 million from the Tranche E Term Loans along with $127.8 million of available cash.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

On September 20, 2012, Pinnacle Finance redeemed $150.0 million aggregate principal amount of its outstanding 9.25% Senior Notes at a redemption price equal to 102.313% of the aggregate principal amount plus accrued and unpaid interest to the redemption date. The total redemption price was approximately $160.0 million, including accrued interest of $6.5 million. The premium of $3.5 million was recorded in Other expense (income) during the third quarter. The redemption was effected in accordance with the indenture governing the 9.25% Senior Notes pursuant to a notice dated August 21, 2012. Pinnacle Finance funded the redemption price for the 9.25% Senior Notes fully with the net proceeds from the Tranche F Term Loans.
Pinnacle Finance may redeem some or all of the 8.25% Senior Notes at any time prior to September 1, 2013 at a price equal to 100% of the principal amount of notes redeemed plus the Applicable Premium as of, and accrued and unpaid interest to, the redemption date, subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date. The “Applicable Premium” is defined as the greater of (1) 1.0% of the principal amount of such note and (2) the excess, if any, of (a) the present value at such redemption date of (i) the redemption price of such 8.25% Senior Note at September 1, 2013, plus (ii) all required interest payments due on such 8.25% Senior Note through September 1, 2013 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the treasury rate plus 50 basis points over (b) the principal amount of such note.
Pinnacle Finance currently may redeem the 8.25% Senior Notes at the redemption prices listed below, if redeemed during the twelve-month period beginning on September 1st of each of the years indicated below:

8.25% Senior Notes
Year	Percentage
2013	106.188%
2014	104.125%
2015	102.063%
2016 and thereafter	100.000%

In addition, until September 1, 2013, Pinnacle Finance may redeem up to 35% of the aggregate principal amount of the 8.25% Senior Notes at a redemption price equal to 108.25% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, subject to the right of holders of the 8.25% Senior Notes of record on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds received by Pinnacle Finance from one or more equity offerings; provided that (i) at least 50% of the aggregate principal amount of the 8.25% Senior Notes originally issued under the indenture remains outstanding immediately after the occurrence of each such redemption and (ii) each such redemption occurs within 90 days of the date of closing of each such equity offering.
As market conditions warrant, Pinnacle Finance and its subsidiaries, affiliates or significant equity holders (including Blackstone and its affiliates) may from time to time, in its or their sole discretion, purchase, repay, redeem or retire any of Pinnacle Finance’s outstanding debt or equity securities (including any publicly issued debt or equity securities), in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

The estimated fair value of the Company’s long-term debt, including the current portion, as of March 31, 2013, is as follows:

	March 31, 2013
Issue	Face Value	Fair Value
Senior Secured Credit Facility - Tranche B Non Extended Term Loans	$240,139	$240,739
Senior Secured Credit Facility - Tranche B Extended Term Loans	634,700	639,460
Senior Secured Credit Facility - Tranche E Term Loans	396,000	399,960
Senior Secured Credit Facility - Tranche F Term Loans	446,625	451,091
9.25% Senior Notes	465,000	465,581
8.25% Senior Notes	400,000	430,000
	$2,582,464	$2,626,831

The estimated fair value of the Company’s long-term debt, including the current portion, as of December 30, 2012, is as follows:

	December 30, 2012
Issue	Face Value	Fair Value
Senior Secured Credit Facility - Tranche B Non Extended Term Loans	243,264	244,480
Senior Secured Credit Facility - Tranche B Extended Term Loans	637,906	641,095
Senior Secured Credit Facility - Tranche E Term Loans	398,000	400,985
Senior Secured Credit Facility - Tranche F Term Loans	448,875	452,242
9.25% Senior Notes	465,000	471,975
8.25% Senior Notes	400,000	427,000
	$2,593,045	$2,637,777

The estimated fair values of the Company's long-term debt are classified as Level 2 in the fair value hierarchy. The fair value is based on the quoted market price for such notes and borrowing rates currently available to the Company for loans with similar terms and maturities.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

10. Pension and Retirement Plans
The Company accounts for pension and retirement plans in accordance with the authoritative guidance for retirement benefit compensation. This guidance requires recognition of the funded status of a benefit plan in the statement of financial position. The guidance also requires recognition in accumulated other comprehensive earnings of certain gains and losses that arise during the period but are deferred under pension accounting rules.
The Company uses a measurement date for the pension benefit plans that coincides with its year end.
The Company has two defined benefit plans (Pinnacle Foods Pension Plan and the Birds Eye Foods Pension Plan, both of which are frozen for future benefit accruals as of December 30, 2012), two qualified 401(k) plans, two non-qualified 40l(k) plans and participates in a multi-employer defined benefit plan.
Pinnacle Foods Pension Plan
The Company maintains a non-contributory defined benefit pension plan (the “Pinnacle Foods Pension Plan”) that covers eligible union employees and provides benefits generally based on years of service and employees’ compensation. The Pinnacle Foods Pension Plan is funded in conformity with the funding requirements of applicable government regulations. Plan assets consist principally of cash equivalents, equity and fixed income common collective trusts. Plan assets do not include any of the Company’s own equity or debt securities.
The following represents the components of net periodic (benefit) cost:

Pension Benefits	Pinnacle Foods Pension Plan
	Three months ended
	March 31, 2013	March 25, 2012
Service cost	$—	$277
Interest cost	1,021	1,028
Expected return on assets	(1,125)	(1,089)
Amortization of:
prior service cost	—	10
actuarial loss	246	447
Net periodic cost	$142	$673

Cash Flows
Contributions. Due to changes in Federal laws passed in July 2012  governing pension funding requirements, our required payments for pension funding are lower in fiscal 2013 than they were in fiscal 2012. In fiscal 2013, the Company expects to make contributions of $2.7 million to the Pinnacle Foods Pension Plan, of which a minimum required payment of $0.1 million was made in the three months ended March 31, 2013. The Company made contributions to the pension plan totaling $4.1 million in fiscal 2012, of which $0.9 million was made in the three months ended March 25, 2012.
Birds Eye Foods Pension Plan
The Company’s Birds Eye Foods Pension Plan (the “Birds Eye Foods Pension Plan”) consists of hourly and salaried employees and has primarily non-contributory defined-benefit schedules. Benefits for the salaried employees have been frozen since the plan was acquired.
The Company acquired an Excess Benefit Retirement Plan from Birds Eye Foods ("EBRP"), which serves to provide employees with the same retirement benefit they would have received from Birds Eye’s retirement plan under the career average base pay formula. Benefits for this plan are frozen. Also, the Company maintains a non-qualified Supplemental Executive Retirement Plan (“SERP”) which provides additional retirement benefits to two prior executives of Birds Eye Foods who retired prior to November 4, 1994. Expenses and liabilities for the EBRP and the SERP plan are grouped with those of the Birds Eye Pension Plan in all disclosures listed herein.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

The benefits for these plans are based primarily on years of service and employees’ pay near retirement. The Company’s funding policy is consistent with the funding requirements of Federal laws and regulations. Plan assets consist principally of cash equivalents, equity and fixed income common collective trusts. Plan assets do not include any of the Company’s own equity or debt securities.
The following represents the components of net periodic (benefit) cost:

Pension Benefits	Birds Eye Foods Pension Plan
	Three months ended
	March 31, 2013	March 25, 2012
Service cost	$—	$52
Interest cost	1,818	1,928
Expected return on assets	(2,249)	(2,086)
Amortization of actuarial loss	210	87
Net periodic (benefit) cost	$(221)	$(19)

Cash Flows
Contributions. Due to changes in Federal laws passed in July 2012  governing pension funding requirements, our required payments for pension funding are lower in fiscal 2013 than they were in fiscal 2012. In fiscal 2013, the Company expects to make contributions of $5.2 million to the Birds Eye Foods Pension Plan, of which a minimum required payment of $0.2 million was made in the three months ended March 31, 2013. The Company made contributions to the pension plan totaling $8.4 million in fiscal 2012, of which $1.8 million was made in the three months ended March 25, 2012.
Multi-employer Plans

Pinnacle contributes to the United Food and Commercial Workers International Union Industry Pension Fund (EIN 51-6055922) (the "UFCW Plan") under the terms of the collective-bargaining agreement with its Fort Madison employees. In September 2012, the collective bargaining agreement expired for 450 of our union employees in Fort Madison, Iowa. On February 14, 2013, a new four year collective bargaining agreement, effective through September 2016, was ratified by our Fort Madison union employees.

For the three months ended March 31, 2013 and March 25, 2012, contributions to the UFCW Plan were $189 and $184, respectively. The contributions to this plan are paid monthly based upon the number of employees. They represent less than 5% of the total contributions received by this plan during the most recent plan year.

The risks of participating in multi-employer plans are different from single-employer plans in the following aspects: (a) assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers, (b) if a participating employer stops contributing to the multi-employer plan, the unfunded obligations of the plan may be borne by the remaining participating employers and (c) if the Company chooses to stop participating in the plan, the Company may be required to pay a withdrawal liability based on the underfunded status of the plan.

The UFCW Plan received a Pension Protection Act “green” zone status for the plan year ending June 30, 2012. The zone status is based on information the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the green zone are at least 80 percent funded. The UFCW Plan did not utilize any extended amortization provisions that effect its placement in the "green" zone. The UFCW Plan has never been required to implement a funding improvement plan nor is one pending at this time.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

11. Financial Instruments
Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates, foreign exchange rates or commodity prices.
The Company manages interest rate risk based on the varying circumstances of anticipated borrowings and existing variable and fixed rate debt, including the Company’s revolving credit facility. Examples of interest rate management strategies include capping interest rates using targeted interest cost benchmarks, hedging portions of the total amount of debt, or hedging a period of months and not always hedging to maturity, and at other times locking in rates to fix interests costs.
Certain parts of the Company’s foreign operations in Canada expose the Company to fluctuations in foreign exchange rates. The Company’s goal is to reduce its exposure to such foreign exchange risks on its foreign currency cash flows and fair value fluctuations on recognized foreign currency denominated assets, liabilities and unrecognized firm commitments to acceptable levels primarily through the use of foreign exchange-related derivative financial instruments. The Company enters into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of its functional currency. The Company does not enter into these transactions for non-hedging purposes.
The Company purchases raw materials in quantities expected to be used in a reasonable period of time in the normal course of business. The Company generally enters into agreements for either spot market delivery or forward delivery. The prices paid in the forward delivery contracts are generally fixed, but may also be variable within a capped or collared price range. Forward derivative contracts on certain commodities are entered into to manage the price risk associated with forecasted purchases of materials used in the Company’s manufacturing process.
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three months ended March 31, 2013 and March 25, 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
As of March 31, 2013, the Company had the following interest rate swaps that were designated as cash flow hedges of interest rate risk:

Product	Number of Instruments	Notional Amount	Fixed Rate Range	Index	Trade Dates	Maturity Dates
Interest Rate Swaps	2	$900,000	0.58%	USD-LIBOR-BBA	Aug 2011	Apr 2014

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive loss (“AOCL”) in the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in AOCL related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $2,778 will be reclassified as an increase to Interest expense.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Cash Flow Hedges of Foreign Exchange Risk
The Company’s operations in Canada expose the Company to changes in the U.S. Dollar – Canadian Dollar ("USD-CAD") foreign exchange rate. From time to time, the Company’s Canadian subsidiary purchases inventory denominated in U.S. Dollars ("USD"), a currency other than its functional currency. The subsidiary sells that inventory in Canadian dollars. The subsidiary uses currency forward and collar agreements to manage its exposure to fluctuations in the USD-CAD exchange rate. Currency forward agreements involve fixing the USD-CAD exchange rate for delivery of a specified amount of foreign currency on a specified date. Currency collar agreements involve the sale of Canadian Dollar ("CAD") currency in exchange for receiving U.S. dollars if exchange rates rise above an agreed upon rate and purchase of USD currency in exchange for paying CAD currency if exchange rates fall below an agreed upon rate at specified dates.
As of March 31, 2013, the Company had the following foreign currency exchange contracts (in aggregate) that were designated as cash flow hedges of foreign exchange risk:

Product	Number of Instruments	Notional Sold in Aggregate in ("CAD")	Notional Purchased in Aggregate in ("USD")	USD to CAD Exchange Rates	Trade Date	Maturity Dates
CAD Forward	10	$38,850	$39,318	0.984 - 0.993	Sep 2012	Apr 2013 - Dec 2013

The effective portion of changes in the fair value of derivatives designated that qualify as cash flow hedges of foreign exchange risk is recorded in AOCL in the Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portions of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, are recognized directly in Cost of products sold in the Consolidated Statements of Operations.
Non-designated Hedges of Commodity Risk
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to commodity price risk but do not meet the authoritative guidance for hedge accounting. From time to time, the Company enters into commodity forward contracts to fix the price of natural gas, diesel fuel, corn, wheat and soybean oil purchases and other commodities at a future delivery date. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in Cost of products sold in the Consolidated Statements of Operations.

As of March 31, 2013, the Company had the following derivative instruments that were not designated in qualifying hedging relationships:

Commodity Contracts	Number of Instruments	Notional Amount	Price/Index	Trade Dates	Maturity Dates
Diesel Fuel Contracts	1	662,461 Gallons	$3.64 per Gallon	June 2012	June 2013
Corn Contracts	4	780,000 Bushels	$6.85 - $7.82 per Bushel	Sep 2012 - Mar 2013	Apr 2013

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Balance Sheets as of March 31, 2013 and December 30, 2012.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value as of March 31, 2013	Balance Sheet Location	Fair Value as of March 31, 2013
Derivatives designated as hedging instruments
Interest Rate Contracts			Other long-term liabilities	$3,074
Foreign Exchange Contracts	Other current assets	$1,182
Total derivatives designated as hedging instruments		$1,182		$3,074
Derivatives not designated as hedging instruments
Commodity Contracts	Other current assets	$398	Accrued liabilities	$153
Total derivatives not designated as hedging instruments		$398		$153

	Balance Sheet Location	Fair Value as of December 30, 2012	Balance Sheet Location	Fair Value as of December 30, 2012
Derivatives designated as hedging instruments
Interest Rate Contracts			Other long-term liabilities	$3,807
Foreign Exchange Contracts	Other current assets	$605
	Other assets, net	33
Total derivatives designated as hedging instruments		$638		$3,807
Derivatives not designated as hedging instruments
Commodity Contracts	Other current assets	$525	Accrued liabilities	$682
Total derivatives not designated as hedging instruments		$525		$682

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

The table below presents the effect of the Company’s derivative financial instruments in the Consolidated Statements of Operations and Accumulated other comprehensive loss ("AOCL") for the three months ended March 31, 2013 and March 25, 2012.

Tabular Disclosure of the Effect of Derivative Instruments

Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	Recognized in AOCL on Derivative (Effective Portion)	Effective portion reclassified from AOCL to:	Reclassified from AOCL into Earnings (Effective Portion)	Ineffective portion recognized in Earnings in:	Recognized in Earnings on Derivative (Ineffective Portion)

Interest Rate Contracts	$(132)	Interest expense	$(854)	Interest expense	$10
Foreign Exchange Contracts	736	Cost of products sold	192	Cost of products sold	—
Three months ended March 31, 2013	$604		$(662)		$10

Interest Rate Contracts	$(3,383)	Interest expense	$(4,490)	Interest expense	$(1)
Foreign Exchange Contracts	(926)	Cost of products sold	32	Cost of products sold	(15)
Three months ended March 25, 2012	$(4,309)		$(4,458)		$(16)

Derivatives Not Designated as Hedging Instruments		Recognized in Earnings in:	Recognized in Earnings on Derivative
Commodity Contracts		Cost of products sold	$205
Three months ended March 31, 2013			$205

Commodity Contracts		Cost of products sold	$743
Three months ended March 25, 2012			$743

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Credit risk-related Contingent Features
The Company has agreements with certain counterparties that contain a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of March 31, 2013, the Company has not posted any collateral related to these agreements. If the Company had breached this provision at March 31, 2013, it could have been required to settle its obligations under the agreements at their termination value, which differs from the recorded fair value. The table below summarizes the aggregate fair values of those derivatives that contain credit risk-related contingent features as of March 31, 2013 and December 30, 2012.
March 31, 2013

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$(1,691)	$22	$(132)	$(1,537)
	Commodity Contracts	245	—	—	245
Credit Suisse	Interest Rate Contracts	(1,691)	22	(132)	(1,537)
	Foreign Exchange Contracts	1,182	—	—	1,182
Total		$(1,955)	$44	$(264)	$(1,647)

December 30, 2012

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$(2,063)	$31	$(128)	$(1,904)
	Commodity Contracts	(158)	—	—	(158)
Credit Suisse	Interest Rate Contracts	(2,063)	32	(128)	(1,903)
	Foreign Exchange Contracts	636	3	—	639
Total		$(3,648)	$66	$(256)	$(3,326)

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

12. Commitments and Contingencies
General
From time to time, the Company and its operations are parties to, or targets of, lawsuits, claims, investigations, and proceedings, which are being handled and defended in the ordinary course of business. Although the outcome of such items cannot be determined with certainty, the Company’s general counsel and management are of the opinion that the final outcome of these matters will not have a material effect on the Company’s financial condition, results of operations or cash flows.
Aunt Jemima Breakfast Recall

On January 27, 2012, the Company issued a voluntary recall for certain Aunt Jemima frozen pancakes due to potential cross contamination with soy protein which may cause an allergic reaction in people who have a soy allergy. The cost impact of this recall was $4.4 million, of which $1.1 million was recorded as an inventory write down in Cost of products sold in the Consolidated Statements of Operations in fiscal year 2011. For the three months ended March 25, 2012, costs pertaining to the recall, net of insurance recoveries, was $3.3 million. For the three months ended March 25, 2012, costs for the Aunt Jemima recall resulted in a $2.3 million reduction of Net Sales and $0.6 million, $0.2 million and $0.1 million charges to Marketing and selling expenses, Cost of products sold and Research and development expenses, respectively. Charges for the recall are reported in the Birds Eye Frozen segment.

13. Related Party Transactions

At the closing of its acquisition by Blackstone, the Company entered into an advisory agreement with an affiliate of Blackstone pursuant to which such entity or its affiliates provide certain strategic and structuring advice and assistance to the Company. In addition, under this agreement, affiliates of Blackstone provide certain monitoring, advisory and consulting services to the Company for an aggregate annual management fee equal to the greater of $2,500 or 1.0% of Covenant Compliance EBITDA (as defined in the credit agreement governing the Company’s Senior Secured Credit Facility). Affiliates of Blackstone also receive reimbursement for out-of-pocket expenses. Expenses relating to the management fee were $1,148 and $1,188 in the three months ended March 31, 2013 and March 25, 2012, respectively. There were no out-of-pocket expenses reimbursed to Blackstone in the three months ended March 31, 2013. The Company reimbursed Blackstone for out-of-pocket expenses totaling $123 in three months ended March 25, 2012. As of March 31, 2013, prepaid expenses for related party management fees were $3,345 and were recorded in the Other current assets line in the Consolidated Balance Sheets.

Subsequent to this quarter, on April 3, 2013, and in connection with the Company's IPO described in Note 1 of the Consolidated Financial Statements, "Summary of Business Activities", the advisory agreement was terminated with a fee paid of $15.1 million. Also, the Other current asset of $3,345 discussed above will be expensed in the second quarter.
Customer Purchases
Performance Food Group Company, which is controlled by affiliates of Blackstone, is a foodservice supplier that purchases products from the Company. Sales to Performance Food Group Company were $1,144 and $1,246 in the three months ended March 31, 2013 and March 25, 2012, respectively. As of March 31, 2013 and December 30, 2012, amounts due from Performance Food Group Company were $125 and $68, respectively, and were recorded on the Accounts receivable, net of allowances line in the Consolidated Balance Sheets.
Interest Expense
For the three months ended March 31, 2013 and March 25, 2012, fees and interest expense recognized in the Consolidated Statements of Operations for debt to affiliates of Blackstone Advisors L.P. totaled $579 and $1,331, respectively. As of March 31, 2013 and December 30, 2012, debt owed to related parties was $62,754 and $63,097, respectively and was recorded on the Long-term debt in the Consolidated Balance Sheets. As of March 31, 2013 and December 30, 2012, interest accrued on debt to related parties was $172 and $173, respectively, and was recorded on the Accrued liabilities line in the Consolidated Balance Sheets.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

14. Segments

The Company is a leading producer, marketer and distributor of high quality, branded food products in North America. The Company manages the business in three operating segments: Birds Eye Frozen, Duncan Hines Grocery and Specialty Foods.
The Birds Eye Frozen Division manages its Leadership Brands in the United States retail frozen vegetables (Birds Eye), frozen complete bagged meals (Birds Eye Voila!), and frozen seafood (Van de Kamp's and Mrs. Paul's) categories, as well as its Foundation Brands in the frozen and refrigerated bagels (Lender's), frozen pizza for one (Celeste), full-calorie single-serve frozen dinners and entrées (Hungry-Man), and frozen breakfast (Aunt Jemima) categories.
The Duncan Hines Grocery Division manages its Leadership Brands in the baking mixes and frostings (Duncan Hines), shelf-stable pickles (Vlasic), and table syrups (Mrs. Butterworth's and Log Cabin) categories, and its Foundation Brands in the canned meat (Armour, Nalley, Brooks), pie and pastry fillings (Comstock, Wilderness), barbecue sauces (Open Pit) and salad dressing (Bernstein's) categories as well as all Canadian operations. We refer to the sum of the Birds Eye Frozen segment and the Duncan Hines Grocery segment as the North American retail businesses.
The Specialty Foods Division consists of snack products (Tim's Cascade and Snyder of Berlin) and the foodservice and private label businesses.
Segment performance is evaluated by the Company’s Chief Operating Decision Maker and is based on earnings before interest and taxes. Transfers between segments and geographic areas are recorded at cost plus markup or at market. Identifiable assets are those assets, including goodwill, which are identified with the operations in each segment or geographic region. Corporate assets consist of prepaid and deferred tax assets. Unallocated corporate expenses consist of corporate overhead such as executive management and finance and legal functions.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

	Three months ended
SEGMENT INFORMATION	March 31, 2013	March 25, 2012
Net sales
Birds Eye Frozen	$292,451	$290,540
Duncan Hines Grocery	227,208	222,001
Specialty Foods	93,322	104,384
Total	$612,981	$616,925
Earnings before interest and taxes
Birds Eye Frozen	$48,926	$37,230
Duncan Hines Grocery	29,432	26,294
Specialty Foods	8,186	6,876
Unallocated corporate expenses	(5,873)	(5,230)
Total	$80,671	$65,170
Depreciation and amortization
Birds Eye Frozen	$9,288	$10,167
Duncan Hines Grocery	5,827	6,324
Specialty Foods	4,155	3,999
Total	$19,270	$20,490
Capital expenditures*
Birds Eye Frozen	$10,110	$7,774
Duncan Hines Grocery	10,609	3,895
Specialty Foods	2,191	1,836
Total	$22,910	$13,505
GEOGRAPHIC INFORMATION
Net sales
United States	$606,581	$612,279
Canada	20,616	18,463
Intercompany	(14,216)	(13,817)
Total	$612,981	$616,925

 *Includes new capital leases.

SEGMENT INFORMATION	March 31, 2013	December 30, 2012
Total assets
Birds Eye Frozen	$2,004,167	$1,978,668
Duncan Hines Grocery	1,973,228	1,965,002
Specialty Foods	362,632	356,722
Corporate	100,365	99,596
Total	$4,440,392	$4,399,988
GEOGRAPHIC INFORMATION
Long-lived assets
United States	$501,154	$493,640
Canada	24	26
Total	$501,178	$493,666

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

15. Taxes on Earnings

The provision for income taxes and related effective tax rates for the three months ended March 31, 2013 and March 25, 2012, respectively, were as follows:

	Three months ended
Provision for Income Taxes	March 31, 2013	March 25, 2012
Current	$720	$894
Deferred	14,502	5,183
Total	$15,222	$6,077

Effective tax rate	38.0%	38.9%
Income taxes are accounted for in accordance with the authoritative guidance for accounting for income taxes under which deferred tax assets and liabilities are determined. These assets and liabilities are based on the difference between their financial statement basis and tax basis, using enacted tax rates in effect for the year in which the differences are expected to reverse.
During the three months ended March 31, 2013 and March 25, 2012, there were no material events which impacted the effective tax rate. The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013. It reinstated certain tax credits for the 2012 tax year which resulted in a benefit of $0.4 million to the Company.
The Company regularly evaluates its deferred tax assets for future realization.  A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized.  Changes in valuation allowances from period to period are included in the Company's tax provision in the period of change.

As of March 31, 2013 and March 25, 2012, the Company maintained a valuation allowance for certain state NOL carryovers, state tax credit carryovers and foreign loss carryovers. There was no change in the valuation allowance for either of the three-month reporting periods ended March 31, 2013, and March 25, 2012.

16.    Recently Issued Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” (“ASU 2013-02”). This new guidance requires that the Company present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. This guidance only impacts disclosures within the consolidated financial statements and notes to the consolidated financial statements and does not result in a change to the accounting treatment of Accumulated Other Comprehensive Income. The Company adopted this standard during the three month period ended March 31, 2013.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

17. Guarantor and Nonguarantor Statements
The 9.25% Senior Notes and the 8.25% Senior Notes are general senior unsecured obligations of Pinnacle Finance, effectively subordinated in right of payment to all existing and future senior secured indebtedness of Pinnacle Finance and guaranteed on a full, unconditional, joint and several basis by Pinnacle Finance's 100% owned domestic subsidiaries that guarantee other indebtedness of Pinnacle Finance. Beginning with the 4.875% Notes issued in the April 2013 refinancing, the Company will also be a guarantor of the 4.875% Notes.
The following condensed consolidating financial information presents:

(1)	(a) Condensed consolidating balance sheets as of March 31, 2013 and December 30, 2012.
(b) The related condensed consolidating statements of operations and comprehensive earnings for the Company, Pinnacle Finance, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Three months ended March 31, 2013; and
ii. Three months ended March 25, 2012.
(c) The related condensed consolidating statements of cash flows for the Company, Pinnacle Finance, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Three months ended March 31, 2013; and
ii. Three months ended March 25, 2012.

(2)	Elimination entries necessary to consolidate the Company, Pinnacle Finance with its guarantor subsidiaries and non-guarantor subsidiaries.
Investments in subsidiaries are accounted for by the parent using the equity method of accounting. The guarantor subsidiaries are presented on a combined basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions and include a reclassification entry of net non-current deferred tax assets to non-current deferred tax liabilities.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Balance Sheet March 31, 2013

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$—	$122,864	$9,230	$—	$132,094
Accounts receivable, net	—	—	159,394	9,057	—	168,451
Intercompany accounts receivable	—	—	123,810	—	(123,810)	—
Inventories, net	—	—	319,800	6,326	—	326,126
Other current assets	—	4,925	10,952	589	—	16,466
Deferred tax assets	—	—	100,321	70	—	100,391
Total current assets	—	4,925	837,141	25,272	(123,810)	743,528
Plant assets, net	—	—	501,154	24	—	501,178
Investment in subsidiaries	914,633	1,876,499	12,173	—	(2,803,305)	—
Intercompany note receivable	—	1,492,424	7,270	9,800	(1,509,494)	—
Tradenames	—	—	1,603,992	—	—	1,603,992
Other assets, net	—	21,968	128,079	152	—	150,199
Deferred tax assets	—	246,172	—	—	(246,172)	—
Goodwill	—	—	1,441,495	—	—	1,441,495
Total assets	$914,633	$3,641,988	$4,531,304	$35,248	$(4,682,781)	$4,440,392
Current liabilities:
Short-term borrowings	$—	$—	$1,831	$—	$—	$1,831
Current portion of long-term obligations	—	11,183	3,649	—	—	14,832
Accounts payable	—	—	126,260	1,183	—	127,443
Intercompany accounts payable	—	117,052	—	6,758	(123,810)	—
Accrued trade marketing expense	—	—	47,016	3,809	—	50,825
Accrued liabilities	—	30,279	99,279	571	—	130,129
Total current liabilities	—	158,514	278,035	12,321	(123,810)	325,060
Long-term debt	—	2,564,365	21,460	—	—	2,585,825
Intercompany note payable	—	—	1,501,815	7,679	(1,509,494)	—
Pension and other postretirement benefits	—	—	100,046	—	—	100,046
Other long-term liabilities	—	3,074	21,556	2,730	—	27,360
Deferred tax liabilities	—	1,402	731,893	345	(246,172)	487,468
Total liabilities	—	2,727,355	2,654,805	23,075	(1,879,476)	3,525,759
Commitments and contingencies (Note 12)
Shareholder’s equity:
Pinnacle common stock	839		—	—	—	839
Additional paid-in-capital	696,473	697,312	1,284,776	2,324	(1,984,412)	696,473
Retained earnings	277,751	277,751	644,213	8,931	(930,895)	277,751
Accumulated other comprehensive loss	(60,430)	(60,430)	(52,490)	918	112,002	(60,430)
Total Shareholders' equity	914,633	914,633	1,876,499	12,173	(2,803,305)	914,633
Total liabilities and shareholders' equity	$914,633	$3,641,988	$4,531,304	$35,248	$(4,682,781)	$4,440,392

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Balance Sheet December 30, 2012

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$—	$83,123	$9,158	$—	$92,281
Accounts receivable, net	—	—	135,791	8,093	—	143,884
Intercompany accounts receivable	—	—	73,769	—	(73,769)	—
Inventories, net	—	—	350,922	7,129	—	358,051
Other current assets	—	1,130	10,546	186	—	11,862
Deferred tax assets	—	—	100,245	74	(1,120)	99,199
Total current assets	—	1,130	754,396	24,640	(74,889)	705,277
Plant assets, net	—	—	493,640	26	—	493,666
Investment in subsidiaries	888,726	1,840,632	11,222	—	(2,740,580)	—
Intercompany note receivable	—	1,469,135	7,270	9,800	(1,486,205)	—
Tradenames	—	—	1,603,992	—	—	1,603,992
Other assets, net	—	23,691	131,707	160	—	155,558
Deferred tax assets	—	239,347	—	—	(239,347)	—
Goodwill	—	—	1,441,495	—	—	1,441,495
Total assets	$888,726	$3,573,935	$4,443,722	$34,626	$(4,541,021)	$4,399,988
Current liabilities:
Short-term borrowings	$—	$—	$2,139	$—	$—	$2,139
Current portion of long-term obligations	—	27,411	3,008	—	—	30,419
Accounts payable	—	37	136,220	1,069	—	137,326
Intercompany accounts payable	—	65,888	—	7,881	(73,769)	—
Accrued trade marketing expense	—	—	41,396	3,175	—	44,571
Accrued liabilities	—	29,662	90,000	727	(1,120)	119,269
Total current liabilities	—	122,998	272,763	12,852	(74,889)	333,724
Long-term debt	—	2,558,404	17,982	—	—	2,576,386
Intercompany note payable	—	—	1,478,593	7,612	(1,486,205)	—
Pension and other postretirement benefits	—	—	100,918	—	—	100,918
Other long-term liabilities	—	3,807	22,168	2,730	—	28,705
Deferred tax liabilities	—	—	710,666	210	(239,347)	471,529
Total liabilities	—	2,685,209	2,603,090	23,404	(1,800,441)	3,511,262
Commitments and contingencies (Note 12)
Shareholder’s equity:
Pinnacle common stock	812	—	—	—	—	812
Additional paid-in-capital	696,512	697,324	1,284,155	2,324	(1,983,803)	696,512
Retained earnings	252,955	252,955	608,788	8,842	(870,585)	252,955
Accumulated other comprehensive loss	(61,553)	(61,553)	(52,311)	56	113,808	(61,553)
Total Shareholders' equity	888,726	888,726	1,840,632	11,222	(2,740,580)	888,726
Total liabilities and shareholders' equity	$888,726	$3,573,935	$4,443,722	$34,626	$(4,541,021)	$4,399,988

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings For the three months ended March 31, 2013

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$606,581	$20,616	$(14,216)	$612,981
Cost of products sold	—	12	454,483	17,565	(13,920)	458,140
Gross profit	—	(12)	152,098	3,051	(296)	154,841
Operating expenses
Marketing and selling expenses	—	70	43,901	1,657	—	45,628
Administrative expenses	—	578	21,063	917	—	22,558
Research and development expenses	—	5	2,322	—	—	2,327
Intercompany royalties	—	—	—	9	(9)	—
Intercompany technical service fees	—	—	—	287	(287)	—
Other expense (income), net	—	—	3,657	—	—	3,657
Equity in (earnings) loss of investees	(24,796)	(35,425)	(89)	—	60,310	—
Total operating expenses	(24,796)	(34,772)	70,854	2,870	60,014	74,170
Earnings before interest and taxes	24,796	34,760	81,244	181	(60,310)	80,671
Intercompany interest (income) expense	—	(23,290)	23,258	32	—	—
Interest expense	—	40,080	569	7	—	40,656
Interest income	—	—	2	1	—	3
Earnings before income taxes	24,796	17,970	57,419	143	(60,310)	40,018
Provision (benefit) for income taxes	—	(6,826)	21,994	54	—	15,222
Net earnings	$24,796	$24,796	$35,425	$89	$(60,310)	$24,796

Total comprehensive earnings (loss)	$25,919	$25,919	$36,109	$493	$(62,521)	$25,919

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings For the three months ended March 25, 2012

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$612,279	$18,463	$(13,817)	$616,925
Cost of products sold	—	54	477,300	17,483	(13,589)	481,248
Gross profit	—	(54)	134,979	980	(228)	135,677
Operating expenses
Marketing and selling expenses	—	121	42,924	955	—	44,000
Administrative expenses	—	1,019	18,804	791	—	20,614
Research and development expenses	—	9	2,198	—	—	2,207
Intercompany royalties	—	—	—	13	(13)	—
Intercompany technical service fees	—	—	—	215	(215)	—
Other expense (income), net		—	3,686	—	—	3,686
Equity in (earnings) loss of investees	(9,539)	(25,769)	773	—	34,535	—
Total operating expenses	(9,539)	(24,620)	68,385	1,974	34,307	70,507
Earnings before interest and taxes	9,539	24,566	66,594	(994)	(34,535)	65,170
Intercompany interest (income) expense	—	(23,423)	23,393	30	—	—
Interest expense	—	48,956	649	7	—	49,612
Interest income	—	—	58	—	—	58
Earnings (loss) before income taxes	9,539	(967)	42,610	(1,031)	(34,535)	15,616
Provision (benefit) for income taxes	—	(10,506)	16,841	(258)	—	6,077
Net earnings (loss)	$9,539	$9,539	$25,769	$(773)	$(34,535)	$9,539

Total comprehensive earnings	$9,603	$9,603	$25,160	$(1,322)	$(33,441)	$9,603

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Cash Flows For the three months ended March 31, 2013
	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$(17,523)	$85,357	$(90)	$—	$67,744
Cash flows from investing activities
Intercompany accounts receivable/payable	—	28,291	—	—	(28,291)	—
Capital expenditures	—	—	(18,242)	—	—	(18,242)
Sale of plant assets	—	—	1,775	—	—	1,775
Net cash (used in) provided by investing activities	—	28,291	(16,467)	—	(28,291)	(16,467)
Cash flows from financing activities
Repayments of long-term obligations	—	(10,581)	—	—	—	(10,581)
Proceeds from short-term borrowing	—	—	1,107	—	—	1,107
Repayments of short-term borrowing	—	—	(1,415)	—	—	(1,415)
Intercompany accounts receivable/payable		—	(28,291)		28,291	—
Repayment of capital lease obligations	—	—	(550)	—	—	(550)
Parent reduction in investment in subsidiary	187	(187)	—	—	—	—
Repurchases of equity	(187)	—	—	—	—	(187)
Net cash (used in) provided by financing activities	—	(10,768)	(29,149)	—	28,291	(11,626)
Effect of exchange rate changes on cash		—	—	162	—	162
Net change in cash and cash equivalents	—	—	39,741	72	—	39,813
Cash and cash equivalents - beginning of period	—	—	83,123	9,158	—	92,281
Cash and cash equivalents - end of period	$—	$—	$122,864	$9,230	$—	$132,094

Supplemental disclosures of cash flow information:
Interest paid	$—	$35,776	$549	$—	$—	$36,325
Interest received	—	1	2	—	—	3
Income taxes paid	—	—	195	109	—	304
Non-cash investing and financing activities:
New capital leases	—	—	4,668	—	—	4,668

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Cash Flows For the three months ended March 25, 2012

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$(12,966)	$47,230	$(407)	$—	$33,857
Cash flows from investing activities
Intercompany accounts receivable/payable	—	1,873	—	—	(1,873)	—
Repayments of intercompany loans	—	14,568	—		(14,568)	—
Capital expenditures	—	—	(13,505)	—	—	(13,505)
Net cash (used in) provided by investing activities	—	16,441	(13,505)	—	(16,441)	(13,505)
Cash flows from financing activities
Repayments of long-term obligations	—	(3,125)	—	—	—	(3,125)
Proceeds from short-term borrowing	—	—	815	—	—	815
Repayments of short-term borrowing	—	—	(937)	—	—	(937)
Intercompany accounts receivable/payable	—	—	(1,873)		1,873	—
Repayments of intercompany loans	—	—	(14,568)	—	14,568	—
Repayment of capital lease obligations	—	—	(792)	—	—	(792)
Parent reduction in investment in subsidiary	350	(350)	—	—	—	—
Repurchases of equity	(350)	—	—	—	—	(350)
Net cash (used in) provided by financing activities	—	(3,475)	(17,355)	—	16,441	(4,389)
Effect of exchange rate changes on cash		—	—	218	—	218
Net change in cash and cash equivalents	—	—	16,370	(189)	—	16,181
Cash and cash equivalents - beginning of period	—	—	150,493	538	—	151,031
Cash and cash equivalents - end of period	$—	$—	$166,863	$349	$—	$167,212

Supplemental disclosures of cash flow information:
Interest paid	$—	$35,040	$633	$—	$—	$35,673
Interest received	—	—	58	—	—	58
Income taxes (refunded) paid	—	—	(29)	125	—	96

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

18. Subsequent Events

On March 28, 2013, the Company completed its IPO and its stock began trading on the NYSE, under the ticker symbol PF. On April 3, 2013, the IPO closed in which the Company issued and sold 33,350,000 shares of common stock for cash consideration of $20.00 per share ($18.80 per share net of underwriting discounts). The Company received approximately $627.0 million in net proceeds from the offering. A portion of the proceeds was used to redeem the entire $465.0 million in aggregate principal amount of Pinnacle Finance's 9.25% Senior Notes at a redemption price of 100.0%. The remaining net proceeds, together with cash on hand, was used to repay $202.0 million of the Tranche B Non-Extended Term Loans that mature on April 2, 2014. Additionally, in connection with the completion of the IPO, the advisory agreement previously in place with an affiliate of Blackstone was terminated. As a result of the termination, the Company paid a termination fee of $15.1 million with available cash on hand.
On April 29, 2013, Pinnacle Finance, an indirect subsidiary of the Company, entered into the second amendment to the amended and restated Senior Secured Credit Facility, which provided for a seven year term loan facility in the amount of $1,630.0 million (the "Tranche G Term Loans") and replaced the existing revolving credit facility with a new five year $150.0 million revolving credit facility. Additionally, Pinnacle Finance issued $350.0 million aggregate principal amount of 4.875% Senior Notes (the "New Senior Notes") due 2021.
Pinnacle Finance used a portion of the proceeds from the Tranche G Term Loans and the New Senior Notes issuance to (i) repay all existing indebtedness outstanding under the then existing Senior Secured Credit Facility, consisting of (a) $38.1 million of Tranche B Non-Extended Term Loans, (b) $634.7 million of Tranche B Extended Term Loans, (c) $396.0 million of Tranche E Term Loans and (d) $446.6 million of Tranche F Term Loans and (ii) redeem $400.0 million in aggregate principal amount of Pinnacle Finance's 8.25% Senior Notes due 2017 at a redemption price of 108.5% (collectively, the "April 2013 Refinancing").
On April 3, 2013, the board of directors approved a proposal to amend the Certificate of Incorporation to increase the total number of shares in connection with the IPO, of all classes of stock that the Company shall have authority to issue to 550,000,000 shares. The authorized shares will be comprised of 500,000,000 shares of common stock, par value $0.01 per share and 50,000,000 shares of preferred stock, par value $0.01 per share.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in millions, except where noted)

You should read the following discussion of our results of operations and financial condition together with the audited consolidated financial statements appearing in our prospectus filed with the SEC on March 28, 2013 and the unaudited Consolidated Financial Statements and the notes thereto included in this quarterly report. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our prospectus filed with the SEC on March 28, 2013, and the section entitled “Special Note Regarding Forward-Looking Statements” in this report. Actual results may differ materially from those contained in any forward-looking statements.

Overview
We are a leading manufacturer, marketer and distributor of high quality, branded food products in North America. We manage the business in three operating segments: Birds Eye Frozen, Duncan Hines Grocery and Specialty Foods.
Our Birds Eye Frozen Division manages our Leadership Brands in the United States retail frozen vegetables (Birds Eye), frozen complete bagged meals (Birds Eye Voila!), and frozen prepared seafood (Van de Kamp's and Mrs. Paul's) categories, as well as our Foundation Brands in the full-calorie single-serve frozen dinners and entrées (Hungry-Man), frozen pancakes / waffles / French Toast (Aunt Jemima), frozen and refrigerated bagels (Lender's) and frozen pizza for one (Celeste) categories.
Our Duncan Hines Grocery division manages our Leadership Brands in the baking mixes and frostings (Duncan Hines), shelf-stable pickles (Vlasic), and table syrups (Mrs. Butterworth's and Log Cabin) categories, and our Foundation Brands in the canned meat (Armour, Nalley, Brooks), pie and pastry fillings (Comstock, Wilderness), barbecue sauces (Open Pit) and salad dressing (Bernstein's) categories as well as all Canadian operations. We refer to the sum of our Birds Eye Frozen segment and our Duncan Hines Grocery segment as our North American retail businesses.
Our Specialty Foods Division consists of snack products (Tim's Cascade and Snyder of Berlin) and our foodservice and private label businesses.
Our Leadership Brands historically receive about 80% of our marketing investment and a majority of our innovation investment. We manage our Foundation Brands for revenue stability and cash flow to support investment in our Leadership Brands. We support the Foundation Brands with brand renovation spending, as well as targeted consumer and trade programs.
We use market share data provided by Information Resources Inc. ("IRI"), previously Symphony IRI Group, Inc. This data now includes Wal-Mart and other retailers not previously measured in addition to traditional supermarkets. Retail sales are dollar sales estimated by IRI and represent the value of units sold through cash registers for the relevant period. Market share is the Company's percentage of the overall category and is calculated using dollar retail sales of U.S. brands.
Segment performance is evaluated by the Company’s Chief Operating Decision Maker and is based on earnings before interest and taxes. Transfers between segments and geographic areas are recorded at cost plus markup or at market. Identifiable assets are those assets, including goodwill, which are identified with the operations in each segment or geographic region. Corporate assets consist of prepaid and deferred tax assets. Unallocated corporate expenses consist of corporate overhead such as executive management and finance and legal functions. Product contribution is defined as gross profit less direct to consumer advertising and marketing expenses, selling commission and direct brand marketing overhead expenses.

Business Drivers and Measures
In operating our business and monitoring its performance, we pay attention to trends in the food manufacturing industry and a number of performance measures and operational factors. The industry has experienced volatility in overall commodity prices over the past five years. The industry has managed this commodity inflation by increasing retail prices, which has affected consumer buying patterns and led to lower volumes in many categories. The overall food industry continues to face top line challenges, with overall volume softness and a more challenging environment to fully pass on price increases due to weak consumer demand.
Industry Trends
Growth in our industry is driven primarily by population growth, changes in product selling prices and changes in consumption between out-of-home and in-home eating. With the slow economic recovery since the recession in 2008 and 2009, consumers are looking for value alternatives, which has caused an increase in the percentage of products sold on promotion and a shift from traditional retail grocery to mass merchandisers, club stores and the dollar store channel. We are well positioned in grocery and alternative channels, maintaining strong customer relationships across key retailers in each segment.
Over the long term, the share of food consumed at restaurants and in other foodservice venues had been increasing, with the share of food consumed at home in decline. During the 2008-09 recession, this trend reversed, with consumers eating more at home. Recently, the industry has experienced a decline in the volume of food consumed at home, yet away from home eating venues have not experienced corresponding volume increases.

During 2012 and into the first quarter of 2013, the industry shifted investment spending to trade promotions during a period of heightened competitive activity and significant consumer price sensitivity.

In order to maintain and grow our business, we must successfully react to, and offer products that respond to, evolving consumer trends, such as changing health trends and focus on convenience and products tailored for busy lifestyles. Incremental growth in the industry is principally driven by product and packaging innovation.

Revenue Factors

Our net sales are driven principally by the following factors:

•	Gross sales, which change as a function of changes in volume and list price; and

•	the costs that we deduct from gross sales to reach net sales, which consist of:

◦	Cash discounts, returns and other allowances.

◦	Trade marketing expenses, which include the cost of temporary price reductions (“on sale” prices), promotional displays and advertising space in store circulars.

◦
New product distribution (slotting) expenses, which are the costs of having certain retailers stock a new product, including amounts retailers charge for updating their warehousing systems, allocating shelf space and in-store systems set-up, among other things.

◦	Consumer coupon redemption expenses, which are costs from the redemption of coupons we circulate as part of our marketing efforts.

Cost Factors

Costs recorded in Cost of products sold in the consolidated statement of operations include:

◦
Raw materials, such as sugar, cucumbers, broccoli, corn, peas, green beans, carrots, flour (wheat), poultry, seafood, vegetable oils, shortening, meat and corn syrup, among others, are available from numerous independent suppliers but are subject to price fluctuations due to a number of factors, including changes in crop size, federal and state agricultural programs, export demand, weather conditions and insects, among others.

◦
Packaging costs. Our broad array of products entails significant costs for packaging and is subject to fluctuations in the price of aluminum, glass jars, plastic trays, corrugated fiberboard, and plastic packaging materials.

◦
Conversion costs, which include all costs necessary to convert raw materials into finished product. Key components of this cost include direct labor, and plant overhead such as rent, utilities and depreciation.

◦
Freight and distribution. We use a combination of common carriers and inter-modal rail to transport our products from our manufacturing facilities to distribution centers and to deliver products to our customers from both those centers and directly from our manufacturing plants. Our freight and distribution costs are influenced by fuel costs as well as capacity within the industry.

Costs recorded in marketing and selling expenses in the consolidated statement of operations include:

◦
Advertising and other marketing expenses. These expenses represent advertising and other consumer and trade-oriented marketing programs. A key strategy is to continue to invest in marketing and public relations that builds brand affinity for our Leadership Brands.

◦	Brokerage commissions and other overhead expenses.

Working Capital
Our working capital is primarily driven by accounts receivable and inventories, which fluctuate throughout the year due to seasonality in both sales and production. See “Seasonality.” We will continue to focus on reducing our working capital requirements while simultaneously maintaining our customer service levels and fulfilling our production requirements. We have historically relied on internally generated cash flows and temporary borrowings under our Revolving Credit Facility to satisfy our working capital requirements.
Other Factors
Other factors that have influenced our results of operations and may do so in the future include:

•
Interest Expense. As a result of the Blackstone Transaction and the Birds Eye Foods Acquisition, we have significant indebtedness. Although we expect to reduce our leverage over time, we expect interest expense to continue to be a significant component of our expenses. See “Liquidity and Capital Resources” below. Our recent IPO and debt refinancings have significantly reduced our expected future interest expense. See Note 18 to the Financial Statements for further details.

•
Cash Taxes. We have significant tax-deductible intangible asset amortization and federal and state NOLs, which resulted in minimal federal and state cash taxes in recent years. We expect to pay minimal federal and state taxes through 2015.

•
Acquisitions and Consolidations. We believe we have the expertise to identify and integrate value-enhancing acquisitions to further grow our business. We have successfully integrated acquisitions in the past. We have, however, incurred significant costs in connection with integrating these businesses and streamlining our operations.

•
Impairment of Goodwill, Tradenames and Long-Lived Assets. We test our goodwill and intangible assets annually or more frequently (if necessary) for impairment and have recorded impairment charges in recent years. The value of goodwill and intangibles from the allocation of purchase price from the Blackstone Transaction and the Birds Eye Acquisition is derived from our business operating plans at that time and is therefore susceptible to an adverse change that could require an impairment charge. We have incurred impairment charges in each of the fiscal years ended on December 30, 2012 and December 25, 2011, the amounts of which are discussed in greater detail in Note 7 to our consolidated financial statements included in our prospectus that was filed on March 28, 2013.

Seasonality
Our sales and cash flows are affected by seasonal cyclicality. Sales of frozen foods, including frozen vegetables and frozen complete bagged meals tend to be marginally higher during the winter months. Seafood sales peak during Lent, in advance of the Easter holiday. Sales of pickles, relishes, barbecue sauces, potato chips and salad dressings tend to be higher in the spring and summer months, and demand for Duncan Hines products, Birds Eye vegetables and our pie and pastry fruit fillings tend to be higher around the Easter, Thanksgiving, and Christmas holidays. Since many of the raw materials we process under the Birds Eye, Vlasic, Comstock and Wilderness brands are agricultural crops, production of these products is predominantly seasonal, occurring during and immediately following the purchase of such crops. We also increase our Duncan Hines inventories in advance of the peak fall selling season. As a result, our inventory levels tend to be higher during August, September, and October, and thus we require more working capital during these months. We are a seasonal net user of cash in the third quarter of the calendar year.

Restructuring Charges

From time to time, we voluntarily undertake consolidation and restructuring activities in order to optimize our manufacturing footprint, reduce our supply chain costs and increase organizational effectiveness.

Pickle supply chain improvements

On May 25, 2012, we announced plans to further improve the efficiency of our supply chain by consolidating our Vlasic pickle production into one plant in Imlay City, Michigan. Our decision to focus on our branded Vlasic business and de-emphasize our lower-margin, un-branded pickle business was the catalyst for this consolidation. Our pickle production plant, located in Millsboro, Delaware ended production at year-end 2012. We recorded termination costs in the second quarter of 2012 and expect all severance payments to be primarily completed by the second quarter of 2013. As a result of exiting the lower-margin un-branded pickle business, we terminated the use of a third party ingredients storage facility in the third quarter of 2012. In doing so, we recorded contract termination fees that are expected to be paid in the second quarter of 2013.

Green Bay, Wisconsin Research Facility

On May 15, 2012, we announced plans to relocate the Birds Eye Frozen Division Research and Development team from Green Bay, Wisconsin to our new facility at its Parsippany, New Jersey headquarters. We believe that the relocation will allow for seamless collaboration between marketing, sales, procurement and R&D that will drive superior brand innovation, marketing and productivity. We closed our Green Bay, Wisconsin research facility in December 2012. We recorded termination costs in the fourth quarter of 2012 and expect severance payments to be primarily completed in the third quarter of 2013.

Fulton, NY Plant

On April 15, 2011, we announced plans to consolidate the Birds Eye Frozen Segment's Fulton, NY plant operations into our Darien, WI and Waseca, MN facilities in order to locate vegetable processing closer to the crop-growing region and thus reduce the related freight costs. In connection with this project, we made significant capital investments in our Darien, WI and Waseca, MN plants. We recorded accelerated depreciation costs of $1.8 million in the three months ended March 25, 2012. All restructuring charges related to the closure of the Fulton, NY plant were recorded in the Birds Eye Frozen segment and in the Cost of products sold line in the Consolidated Statements of Operations. Severance costs were accrued in the second quarter of 2011 and payments were substantially completed in the third quarter of 2012. On January 13, 2013, the sale of the Fulton location was finalized for total proceeds of $874.

Tacoma, WA Plant

On December 3, 2010, in an effort to improve our supply chain operations, we announced the closure of the Tacoma, WA plant and the consolidation of production into our Fort Madison, IA plant. We recorded accelerated depreciation costs of $0.3 million in the three months ended March 25, 2012. All restructuring charges related to the closure of the Tacoma, WA plant were recorded in the Duncan Hines Grocery segment and in the Cost of products sold line in the Consolidated Statements of Operations. Severance costs were accrued in the fourth quarter of 2010 and payments were substantially completed in the second quarter of 2012.

Results of Operations:
Consolidated Statements of Operations
The following tables set forth our statement of operations data expressed in dollars and as a percentage of net sales.

	Three months ended
	March 31, 2013		March 25, 2012
Net sales	$613.0	100.0%	$616.9	100.0%
Cost of products sold	458.1	74.7%	481.2	78.0%
Gross profit	154.9	25.3%	135.7	22.0%
Operating expenses:
Marketing and selling expenses	$45.6	7.4%	$44.0	7.1%
Administrative expenses	22.6	3.7%	20.6	3.3%
Research and development expenses	2.3	0.4%	2.2	0.4%
Other expense (income), net	3.7	0.6%	3.7	0.6%
Total operating expenses	$74.2	12.1%	$70.5	11.4%
Earnings before interest and taxes	$80.7	13.2%	$65.2	10.6%

	Three months ended
	March 31, 2013	March 25, 2012
Net sales
Birds Eye Frozen	$292.5	$290.5
Duncan Hines Grocery	227.2	222.0
North American Retail	519.7	512.5

Specialty Foods	93.3	104.4
Total	$613.0	$616.9

Earnings before interest and taxes
Birds Eye Frozen	$48.9	$37.2
Duncan Hines Grocery	29.4	26.3
Specialty Foods	8.2	6.9
Unallocated corporate expenses	(5.9)	(5.2)
Total	$80.7	$65.2

Depreciation and amortization
Birds Eye Frozen	$9.3	$10.2
Duncan Hines Grocery	5.8	6.3
Specialty Foods	4.2	4.0
Total	$19.3	$20.5

Adjustments to Earnings (loss) before Interest and Taxes and Depreciation and Amortization used in the calculation of Adjusted EBITDA as described below in the "Covenant Compliance" section, by Segment, are as follows:

	Three months ended
	March 31, 2013	March 25, 2012
Adjustments to Earnings (loss) before interest and taxes
Birds Eye Frozen	$0.9	$3.8
Duncan Hines Grocery	2.5	(0.1)
Specialty Foods	—	(0.1)
Unallocated corporate expenses	1.1	0.7

Adjustments to Depreciation and amortization
Birds Eye Frozen	$—	$1.8
Duncan Hines Grocery	—	0.3
Specialty Foods	—	—
Unallocated corporate expenses	—	—

Three months ended March 31, 2013 compared to the three months ended March 25, 2012
Net sales
Net sales for the three months ended March 31, 2013 were $613.0 million, a decline of 0.6%, compared to net sales of $616.9 million in the comparable prior-year period, resulting from a decline in our Specialty Division as we continue to focus on our branded retail business, which offset solid growth in our North American retail business.
Net sales in our North American retail businesses increased 1.4% in the first quarter, reflecting a 1.2% increase from volume/mix, as well as higher net pricing of 0.2%. The earlier timing of Easter in 2013 drove about half of the volume/mix benefit.
Birds Eye Frozen Division:
Net sales in the three months ended March 31, 2013 increased 0.7% versus year-ago to $292.5 million, reflecting a 0.5% increase from volume/mix in addition to higher net pricing of 0.2%. The entire increase from volume/mix was the result of the earlier timing of Easter in 2013 .The increase is primarily attributable to strong sales of Birds Eye Voila!, which included the Chipotle Chicken line extension introduced during the quarter and Lender's bagels, partially offset by decreased Birds Eye vegetables sales resulting from a heightened promotional environment.
Duncan Hines Grocery Division:
Net sales in the three months ended March 31, 2013 increased 2.3%, to $227.2 million, reflecting a 2.0% increase from volume/mix, in addition to higher net pricing of 0.3%. The earlier timing of Easter in 2013 accounted for approximately one third of the benefit from volume/mix. Positive contributions in the quarter included higher sales of our Mrs. Butterworth's and Log Cabin syrups due to increased investment in pricing and merchandising. Increased sales of our Vlasic pickles and Comstock and Wilderness pie/pastry fruit fillings, in addition to strong sales from our Canadian subsidiary were partially offset by lower sales of our Duncan Hines frostings line of products. First quarter 2013 sales also benefited from the second half 2012 introduction of successful new products such as Vlasic Farmers Garden shelf stable artisan-style pickles.
Specialty Foods Division:
Net sales in the three months ended March 31, 2013 were $93.3 million, a decline of 10.6%, reflecting a 10.7% decrease from volume/mix, partially offset by higher net pricing of 0.1%. Lower sales in the segment were primarily driven by our planned exit of the lower margin un-branded pickle business in addition to lower sales of private label canned meat.
Gross profit
Gross profit for the three months ended March 31, 2013 was $154.9 million, or 25.3% of net sales, compared to $135.7 million, or 22.0% of net sales, in the comparable prior-year period. The increase in gross profit as a percentage of net sales was largely driven by improved plant productivity and favorable product mix during the quarter. Also benefiting gross profit was $1.6 million of lower restructuring charges and restructuring-related expenses.
The following table outlines the factors resulting in the increase in gross profit in the three months ended March 31, 2013 of $19.2 million, or 3.3% of net sales.

	$ (in millions)	% net sales
Productivity including footprint consolidation	$17.0	2.7%
Favorable product mix	9.3	1.1
Inflation (principally higher commodity costs)	(3.8)	(0.6)
Higher net selling prices, net of slotting	1.3	0.2
Lower sales volume	(3.9)	—
Lower mark to market gains on financial instruments	(2.0)	(0.3)
Lower restructuring and restructuring related	1.6	0.2
Higher depreciation expense	(0.3)	—
	$19.2	3.3%

Marketing and selling expenses

Marketing and selling expenses were $45.6 million, or 7.4% of net sales, for the three months ended March 31, 2013, compared to $44.0 million, or 7.1% of net sales, for the comparable prior-year period. We continue to focus our consumer oriented marketing such as advertising on our leadership brands, such as Birds Eye frozen vegetables and Duncan Hines.
Administrative expenses
Administrative expenses were $22.6 million, or 3.7% of net sales, for the three months ended March 31, 2013, compared to $20.6 million, or 3.3% of net sales, for the comparable prior-year period. The change was principally related to planned spending increases in personnel and outside services.

Research and development expenses:
Research and development expenses were $2.3 million, or 0.4% of net sales, for the three months ended March 31, 2013 compared to $2.2 million, or 0.4% of net sales, for the comparable prior-year period.

Other Income and Expense:

	Three months ended
	March 31, 2013	March 25, 2012
Other expense (income), net consists of:
Amortization of intangibles/other assets	$3.9	$3.9
Royalty income and other	(0.2)	(0.2)
Total other expense (income), net	$3.7	$3.7

Earnings before interest and taxes

Earnings before interest and taxes increased 23.8%, or $15.5 million, versus year-ago to $80.7 million for the three months ended March 31, 2013, primarily reflecting higher gross profit, driven by improved plant productivity and favorable product mix. Also included in the results were restructuring charges of $1.9 million in the first quarter of 2013, compared with restructuring charges of $3.5 million in the first quarter of 2012.

Birds Eye Frozen Division:
Earnings before interest and taxes increased 31.4%, or $11.7 million, versus year-ago to $48.9 million for the three months ended March 31, 2013, primarily reflecting higher gross profit, driven by ongoing productivity savings including the benefit from the closure of our Fulton, NY plant. Earnings before interest and taxes were also impacted by charges of $0.1 million and $2.9 million in the first quarters of 2013 and 2012, respectively, related to our Fulton, NY plant consolidation project.

Duncan Hines Grocery Division:
Earnings before interest and taxes were $29.4 million, an increase of 11.9%, primarily reflecting ongoing productivity programs and favorable product mix, which were only partially offset by lower net selling prices. Earnings before interest and taxes were also impacted by charges of $1.8 million and $0.5 million in the first quarters of 2013 and 2012, respectively, related to our Millsboro, DE and Tacoma, WA plant consolidation projects.
Specialty Foods Division:
Earnings before interest and taxes increased 19.1%, or $1.3 million, versus year ago to $8.2 million, primarily reflecting higher gross profit driven by improved plant productivity in the current quarter, despite lower volume due to the planned exit of the lower margin un-branded pickle business.

Interest Expense, net
Net interest expense declined 18.0%, or $8.9 million, to $40.7 million in the three months ended March 31, 2013 from $49.6 million in the three months ended March 25, 2012. This decline reflected savings of $4.3 million due to the 2012 payoff of $160.0 million of 9.25% Senior Notes and of $199.0 million of 10.625% Senior Subordinated Notes partially offset by higher term loan levels and interest rates, $3.3 million due to lower expense on interest rate swap agreements, $0.8 million due to lower amortization of deferred financing costs and other net decreases of $0.5 million.

We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements, excluding the Accumulated other comprehensive (loss) earnings (“AOCL”) portion, are recorded as an adjustment to interest expense. Included in net interest expense was $0.8 million and $4.1 million for the first quarters of 2013 and 2012, respectively, recorded from losses on interest rate swap agreements, resulting in the change of $3.3 million mentioned above.
Provision (benefit) for income taxes

The effective tax rate was 38.0% for the three months ended March 31, 2013, compared to 38.9% for the three months ended March 25, 2012. The difference was primarily due to Federal tax legislation passed in January of 2013 which reinstated certain tax credits for the 2012 tax year, resulting in a $0.4 million benefit. For the three months ended March 31, 2013 and March 25, 2012, we maintained a valuation allowance against certain state net operating loss carryovers, state tax credit carryovers, and foreign loss carryovers. There was no change in the valuation allowance for either of the respective three-month reporting periods. See Note 15 to the Consolidated Financial Statements for Income Taxes.

Under Internal Revenue Code (“the Code”) Section 382, the Company is a loss corporation. Section 382 of the Code places limitations on our ability to use a portion of our NOL carryovers to offset income. The annual Federal NOL limitation that applies to a portion of our NOLs is approximately $17.0 million to $23.0 million, subject to other rules and restrictions. The Company also has available unencumbered NOLs that are expected to be utilized. Our NOLs and certain other tax attributes generated prior to December 23, 2009 may not be utilized to offset Birds Eye income from recognized built-in gains through December 2014, pursuant to Section 384 of the Code.

We have significant tax-deductible intangible asset amortization and federal and state NOLs, which resulted in minimal federal and state cash taxes in recent years. We expect to pay minimal federal and state taxes through 2015.

Liquidity and Capital Resources

Historical
Our cash flows are seasonal. Typically we are a net user of cash in the third quarter of the calendar year (i.e., the quarter ending in September) and a net generator of cash over the balance of the year.
Our principal liquidity requirements have been, and we expect will be, for working capital and general corporate purposes, including capital expenditures and debt service. In addition, subsequent to the IPO, the Company expects to pay a quarterly dividend of $0.18 per share or approximately $21 million. Two quarterly dividends will be paid in 2013 (July and October). Capital expenditures are expected to be approximately $80 to $90 million in 2013, which include approximately $7 million related to our facility restructuring projects. We have historically satisfied our liquidity requirements with internally generated cash flows and availability under our Revolving Credit Facility (as defined in Note 9 to the Consolidated Financial Statements). We expect that our ability to generate cash from our operations and ability to borrow from our credit facilities should be sufficient to support working capital needs, planned growth and capital expenditures for the next 12 months and for the foreseeable future. We keep a insignificant amount of cash in foreign accounts, primarily related to the operations of our Canadian business. Tax liabilities related to bringing these funds back into the United States would not be significant and have been accrued. Our recent IPO and refinancing will significantly reduce interest expense and improve our maturity profile.
Statements of cash flows for the three months ended March 31, 2013 compared to the three months ended March 25, 2012
Net cash provided by operating activities was $67.7 million for the three months ended March 31, 2013 and was the result of net earnings, excluding non-cash charges and credits, of $58.6 million and a decrease in working capital of $9.1 million. The decrease in working capital was primarily the result of a $32.0 million decrease in inventories resulting from the sell-down of the seasonal inventory build from December 2012 and a $11.1 million seasonal increase in accrued liabilities. These were offset by a $24.7 million increase in accounts receivable driven by the timing of sales and a $10.3 million decrease in accounts payable driven by our inventory purchases. The aging profile of accounts receivable has not changed significantly from December 2012. All other working capital accounts generated a net $1.1 million cash inflow.

Net cash provided by operating activities was $33.9 million for the three months ended March 25, 2012 and was the result of net earnings, excluding non-cash charges and credits, of $34.4 million and an increase in working capital of $0.5 million. The increase in working capital was primarily the result of a $24.1 million increase in accounts receivable driven by the timing of sales and a $15.9 million decrease in accounts payable driven by our inventory purchases . Partially offsetting the increases to working capital were an increase of $14.6 million in accrued liabilities driven by higher interest accruals, a seasonal decrease of $18.1 million in inventories and a $6.4 million increase in accrued trade marketing expense driven by the timing of marketing around the Easter holiday. All other working capital accounts decreased by $0.4 million.

Net cash used in investing activities was $16.5 million for the three months ended March 31, 2013 and was primarily related to capital expenditures. Capital expenditures during the first three months of 2013 included approximately $4.7 million of costs related to our facility consolidation projects. Investing activities also included $1.8 million of proceeds from the sale of assets previously held for sale.

Net cash used in investing activities was $13.5 million for the three months ended March 25, 2012 and was entirely related to capital expenditures. Capital expenditures during the first quarter of 2012 included approximately $1.7 million of costs related to our plant consolidation projects in Tacoma and Fulton.
Net cash used by financing activities for the three months ended March 31, 2013 was $11.6 million and consisted of $10.6 million of term loan repayments and $1.4 million of notes payable activity. All other financing activities generated a net $0.4 million inflow.

Net cash used by financing activities for the three months ended March 25, 2012 was $4.4 million and consisted of $3.1 million of term loan repayments, $1.7 million of payments on capital leases and notes payable, and $0.4 million of equity repurchases. These outflows were partially offset by proceeds from new note payable issuances of $0.8 million.
The net of all activities resulted in an increase in cash of $39.8 million for the three months ended March 31, 2013, compared to an increase in cash of $16.2 million for the three months ended March 25, 2012.

Debt
As of March 31, 2013 and December 30, 2012, our long term debt consisted of the following:

	March 31, 2013	December 30, 2012
Long-term debt
- Senior Secured Credit Facility - Tranche B Non Extended Term Loans due 2014	$240.1	$243.3
- Senior Secured Credit Facility - Tranche B Extended Term Loans due 2016	634.7	637.9
- Senior Secured Credit Facility - Tranche E Term Loans due 2018	396.0	398.0
- Senior Secured Credit Facility - Tranche F Term Loans due 2018	446.6	448.9
- 9.25% Senior Notes due 2015	465.0	465.0
- 8.25% Senior Notes due 2017	400.0	400.0
- Unamortized discount on long term debt	(6.9)	(7.2)
- Capital lease obligations	25.1	21.0
	2,600.6	2,606.9
Less: current portion of long-term obligations	14.8	30.4
Total long-term debt	$2,585.8	$2,576.5

Please refer to Note 18 of the Consolidated Financial Statements "Subsequent Events" which describes the refinancing of all remaining Senior Secured Credit Facility and the 8.25% Senior Notes in April/May 2013.

On April 17, 2012 we entered into an amended and restated credit agreement which extended a portion of our Tranche B Term Loans to 2016, allowed us to borrow on new $400 million Tranche E Term Loans and replace our existing revolving credit facility with a new $150 million revolving credit facility. We used proceeds from the Tranche E Term Loans to pay off all of our outstanding balance of $313.2 million aggregate principal amount of Tranche D Term Loans. On April 19, 2012, we redeemed all $199.0 million of our outstanding 10.625% Senior Subordinated Notes using proceeds from the Tranche E Term Loans along with available cash.
On August 30, 2012, we entered into the first amendment to the amended and restated credit agreement which allowed us to borrow on new $450 million Tranche F Term Loans. The Company used proceeds from the Tranche F Term Loans along with available cash to pay off $300 million of the aggregate principal amount of Tranche B Non Extended Term Loans and $150 million of the aggregate principal amount of 9.25% Senior Notes. For additional details regarding our debt instruments and our April and September 2012 refinancing, please refer to Note 9 of the Consolidated Financial Statements, "Debt and Interest Expense".
We meet the service requirements on our debt utilizing cash flow generated from operations. In addition to the above facilities, we have a $150.0 million revolving credit facility, which can be used to fund our working capital needs and can also be used to issue up to $50.0 million of letters of credit. There were no borrowings against the revolving credit facility as of March 31, 2013 and December 30, 2012, except in respect of letters of credit as set forth below. As of March 31, 2013 and December 30, 2012, we had issued approximately $33.0 million and $33.5 million, respectively, of letters of credit under this facility, leaving approximately $117.0 million and $116.5 million, respectively, of unused capacity under the revolving credit facility.

The term loans under the Senior Secured Credit Facility mature in quarterly installments of 0.25% of their aggregate funded total principal amount. The aggregate maturities of the Tranche B Non Extended Term Loan outstanding as of March 31, 2013 are $240.2 million in 2014. The aggregate maturities of the Tranche B Extended Term Loans outstanding as of March 31, 2013 are $3.2 million in the remainder of 2013, $6.4 million in 2014, $6.4 million in 2015, and $618.7 million in 2016. The aggregate maturities of the Tranche E Term Loans outstanding as of March 31, 2013 are $2.0 million in the remainder of 2013, $4.0 million in 2014, $4.0 million in 2015, $4.0 million in 2016, $5.0 million in 2017 and $377.0 million thereafter. The aggregate maturities of the Tranche F Term Loans outstanding as of March 31, 2013 are $2.2 million in the remainder of 2013, $4.5 million in 2014, $4.5 million in 2015, $4.5 million in 2016, $5.6 million in 2017 and $425.3 million thereafter.
Under the terms of the Senior Secured Credit Facility, we are required to use 50% of our “Excess Cash Flow” to prepay the term loans under the Tranche B Non Extended Term Loans, Tranche B Extended Term Loans, Tranche E Term Loans and Tranche F Term Loans (which percentage will be reduced to 25% at a total leverage ratio of 4.50 to 5.49 and to 0% at a total leverage ratio below 4.50). Excess Cash Flow is defined as consolidated net income (as defined), as adjusted for certain items, including (1) all non-cash charges and credits included in arriving at consolidated net income, (2) changes in working capital, (3) capital expenditures (to the extent they were not financed with debt), (4) the aggregate amount of principal payments of indebtedness and (5) certain other items defined in the Senior Secured Credit Facility. No payment was due under the Excess Cash Flow requirements of the Senior Secured Credit Facility for the fiscal 2012 reporting year.

As market conditions warrant, we and our subsidiaries, affiliates or significant equity holders (including Blackstone and its affiliates) may from time to time, in our or their sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt or equity securities), in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise.

Covenant Compliance

The following is a discussion of the financial covenants contained in our debt agreements.
Senior Secured Credit Facility
Our Senior Secured Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to:

•	incur additional indebtedness and make guarantees;

•	create liens on assets;

•	engage in mergers or consolidations;

•	sell assets;

•	pay dividends and distributions or repurchase our capital stock;

•	make investments, loans and advances, including acquisitions; and

•	engage in certain transactions with affiliates.
The Senior Secured Credit Facility also contains certain customary affirmative covenants and events of default.
On April 17, 2012, we amended and restated the Senior Secured Credit Facility as part of an initiative to lower our interest costs by paying off our Senior Subordinated Notes and extending the maturity dates for a portion of our Senior Secured Credit Facility. This is discussed further in Note 9 of the Consolidated Financial Statements "Debt and Interest Expense".
8.25% Senior Notes and 9.25% Senior Notes
On April 2, 2007, we issued the 9.25% Senior Notes. On December 23, 2009, we issued additional 9.25% Senior Notes. On August 17, 2010, we issued the 8.25% Senior Notes. The Senior Notes are general senior unsecured obligations, effectively subordinated in right of payment to all of our existing and future senior secured indebtedness, and guaranteed on a full, unconditional, joint and several basis by our wholly-owned domestic subsidiaries that guarantee our other indebtedness.
The indentures governing the 8.25% Senior Notes and the 9.25% Senior Notes limit our (and most or all of our subsidiaries’) ability to, subject to certain exceptions:

•	incur additional debt or issue certain preferred shares;

•	pay dividends on or make other distributions in respect of our capital stock or make other restricted payments;

•	make certain investments;

•	sell certain assets;

•	create liens on certain assets to secure debt;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates; and

•	designate our subsidiaries as unrestricted subsidiaries.
Subject to certain exceptions, the indentures governing the Senior Notes permit us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness.

Adjusted EBITDA

The Company's metric of Adjusted EBITDA, which is used in creating targets for the bonus and equity portions of our compensation plans, is equivalent to Covenant Compliance EBITDA under our debt agreements.

Pursuant to the terms of the Senior Secured Credit Facility, we are required to maintain a ratio of Net First Lien Secured Debt to Adjusted EBITDA of no greater than 5.25 to 1.00. Net First Lien Secured Debt is defined as our aggregate consolidated secured indebtedness secured on a first lien basis, less the aggregate amount of all unrestricted cash and cash equivalents.

In addition, under the Senior Secured Credit Facility and the indentures governing the Senior Notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Senior Secured Leverage Ratio (which is currently the same as the ratio of Net First Lien Secured Debt to Adjusted EBITDA above), in the case of the Senior Secured Credit Facility, or to the ratio of Adjusted EBITDA to fixed charges for the most recently concluded four consecutive fiscal quarters, in the case of the Senior Notes. As of March 31, 2013, we were in compliance with all covenants and other obligations under the Senior Secured Credit Facility and the indentures governing the Senior Notes.

Adjusted EBITDA is defined as earnings (loss) before interest expense, taxes, depreciation and amortization (“EBITDA”), further adjusted to exclude non-cash items, extraordinary, unusual or non-recurring items and other adjustment items permitted in calculating Adjusted EBITDA under the Senior Secured Credit Facility and the indentures governing the Senior Notes. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financial covenants.

EBITDA and Adjusted EBITDA do not represent net earnings or loss or cash flow from operations as those terms are defined by U.S. Generally Accepted Accounting Principles (“GAAP”) and do not necessarily indicate whether cash flows will be sufficient to fund cash needs. In particular, the definitions of Adjusted EBITDA in the Senior Secured Credit Facility and the indentures allow us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net earnings or loss. However, these are expenses that vary greatly and are difficult to predict. While EBITDA and Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, they are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.

Our ability to meet the covenants specified above in future periods will depend on events beyond our control, and we cannot assure you that we will meet those ratios. A breach of any of these covenants in the future could result in a default under, or an inability to undertake certain activities in compliance with, the Senior Secured Credit Facility and the indentures governing the Senior Notes, at which time the lenders could elect to declare all amounts outstanding under the Senior Secured Credit Facility to be immediately due and payable. Any such acceleration would also result in a default under the indentures governing the Senior Notes.

The following table provides a reconciliation from our net earnings to EBITDA and Adjusted EBITDA for the three months ended March 31, 2013 and March 25, 2012, and the fiscal year ended December 30, 2012. The terms and related calculations are defined in the Senior Secured Credit Facility and the indentures governing the 8.25% Senior Notes, and 9.25% Senior Notes.

(thousands of dollars)	Three months ended		Fiscal Year Ended
	March 31, 2013	March 25, 2012	December 30, 2012
Net earnings	$24,796	$9,539	$52,519
Interest expense, net	40,653	49,554	198,374
Income tax expense	15,222	6,077	32,701
Depreciation and amortization expense	19,270	20,490	98,123
EBITDA	$99,941	$85,660	$381,717
Non-cash items (a)	(229)	(2,128)	63
Acquisition, merger and other restructuring charges (b)	4,018	1,806	23,276
Other adjustment items (c)	723	4,535	21,040
Adjusted EBITDA	$104,453	$89,873	$426,096
Last twelve months Adjusted EBITDA	$440,676

(a)	Non-cash items are comprised of the following:

(thousands of dollars)	Three months ended		Fiscal Year Ended
	March 31, 2013	March 25, 2012	December 30, 2012
Non-cash compensation charges (1)	$175	$300	$850
Unrealized losses resulting from hedging activities (2)	(404)	(2,428)	(1,307)
Other impairment charges (3)	—	—	520
Total non-cash items	$(229)	$(2,128)	$63
 _________________

(1)	For the three months ended March 31, 2013 and March 25, 2012, and the fiscal year ended December 30, 2012, represents non-cash compensation charges related to the granting of equity awards.

(2)
For the three months ended March 31, 2013 and March 25, 2012, and the fiscal year ended December 30, 2012, represents non-cash gains and losses resulting from mark-to-market adjustments of obligations under foreign exchange and commodity derivative contracts.

(3)	For the fiscal year ended December 30, 2012, represents a tradename impairment on Bernstein's.

(b)	Acquisition, merger and other restructuring charges are comprised of the following:

(thousands of dollars)	Three months ended		Fiscal Year Ended
	March 31, 2013	March 25, 2012	December 30, 2012
Expenses in connection with an acquisition or other non-recurring merger costs (1)	$339	$316	$2,349
Restructuring charges, integration costs and other business optimization expenses (2)	3,481	1,385	19,911
Employee severance (3)	198	105	1,016
Total acquisition, merger and other restructuring charges	$4,018	$1,806	$23,276
_________________

(1)	For the three months ended March 31, 2013 and March 25, 2012 and the fiscal year ended December 30, 2012 primarily represents IPO related expenses and due diligence investigations.

(2)
For the fiscal year ended December 30, 2012, primarily represents restructuring and restructuring related charges, consulting and business optimization expenses related to closures at our Tacoma, Washington, Fulton, New York, Green Bay, Wisconsin and Millsboro, Delaware facilities, as a result of footprint consolidation projects. For the three months ended March 31, 2013, primarily represents restructuring and restructuring related charges related to the closure of our Millsboro, Delaware facility and consulting and business optimization expenses related to the expansion of direct sales coverage for retailer headquarters to more than fifty percent of our U.S. retail business. For the three months ended March 25, 2012, primarily represents restructuring and restructuring related charges related to the closure of our Fulton, New York facility.

(3)	For the three months ended March 31, 2013 and March 25, 2012, and the fiscal year ended December 30, 2012, represents severance costs paid, or to be paid, to terminated employees.

(c)	Other adjustment items are comprised of the following:

(thousands of dollars)	Three months ended		Fiscal Year Ended
	March 31, 2013	March 25, 2012	December 30, 2012
Management, monitoring, consulting and advisory fees (1)	$723	$1,311	$4,707
Other (2)	—	3,224	16,333
Total other adjustments	$723	$4,535	$21,040
_________________

(1)	For the three months ended March 31, 2013 and March 25, 2012, and the fiscal year ended December 30, 2012, represents management/advisory fees and expenses paid to an affiliate of Blackstone.

(2)
For the fiscal year ended December 30, 2012, primarily represents $14.3 million of the premiums paid on the redemption of $150.0 million of 9.25% Senior Notes due 2015, the redemption of $199.0 million of 10.625% Senior Subordinated Notes due 2017 and the repurchase and retirement of $10.0 million of 9.25% Senior Notes due 2015. For the three months ended March 25, 2012 and the fiscal year ended December 30, 2012, this also includes costs for the recall of Aunt Jemima product of $3.2 million (before insurance recovery) and $2.1 million (after insurance recovery), respectively.

As a result of the IPO and the April 2013 Refinancing, selected amounts in our financial statements would have been the following if these events occurred on March 31, 2013 for Balance Sheet purposes and December 31, 2012 for Statement of Operations purposes.

	As reported	As adjusted for the IPO and the April 2013 Refinancing
Total debt	$2,600.7	$1,998.3
Total equity	$914.4	$1,496.5
Interest expense	$40.7	$20.3

Total debt as adjusted results from payments using the IPO proceeds of $627.0 million, net of the proceeds from the refinancing of $50.0 million and associated fees and expenses. Total equity as adjusted is comprised of the IPO proceeds of $627.0 million, net of associated fees and expenses and fees and expenses related to the refinancing. Interest expense as adjusted is the result of lower rates on the refinanced debt.
Our covenant requirements and actual ratios for the twelve months ended March 31, 2013 are as follows, including ratios as adjusted for the IPO and Refinancing described in note 18 to the Financial Statements "Subsequent Events".

	Covenant Requirement	Actual Ratio	As adjusted for the IPO and the April 2013 Refinancing
Senior Secured Credit Facility
Net First Lien Leverage Ratio (1)	5.25 to 1.00	3.65	3.57
Total Leverage Ratio (2)	Not applicable	5.62	4.37
Senior Notes (3)
Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions (4)	2.00 to 1.00	2.66	5.64
 _________________

(1)
Pursuant to the terms of the Senior Secured Credit Facility, we are required to maintain a ratio of Net First Lien Secured Debt to Adjusted EBITDA of no greater than 5.25 to 1.00. Net First Lien Secured Debt is defined as our aggregate consolidated secured indebtedness secured on a first lien basis, less the aggregate amount of all unrestricted cash and cash equivalents.

(2)
The Total Leverage Ratio is not a financial covenant but is used to determine the applicable rate under the Senior Secured Credit Facility. The Total Leverage Ratio is calculated by dividing consolidated total debt less the aggregate amount of all unrestricted cash and cash equivalents by Adjusted EBITDA.

(3)
Our ability to incur additional debt and make certain restricted payments under the indentures governing the Senior Notes, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.00 to 1.

(4)
Fixed charges is defined in the indentures governing the Senior Notes as (i) consolidated interest expense (excluding specified items) plus consolidated capitalized interest less consolidated interest income, plus (ii) cash dividends and distributions paid on preferred stock or disqualified stock.

Inflation
Historically, inflation did not have a significant effect on us as we had been successful in mitigating the effects of inflation with cost reduction and productivity programs. However inflation became more pronounced in 2011 and 2012, particularly in ingredient costs such as vegetables, flours, shortening/oils, beef, dairy, cocoa, corn sweeteners and energy. In the first quarter of 2013, inflation was far less pronounced compared to the first quarter of 2012, and it is expected to be less pronounced over the course of 2013. To the extent possible, we offset inflation with productivity programs. However, we spend approximately $1.1 billion each year on ingredients, therefore each 1% change in our weighted average ingredient costs would increase our Cost of products sold by approximately $11 million. If we experience significant inflation, price increases may be necessary in order to preserve our margins and returns. Severe increases in inflation could have an adverse impact on our business, financial condition and results of operations.

Adjusted Gross Profit

Our management uses Adjusted gross profit as an operating performance measure. Adjusted gross profit is defined as gross profit before accelerated depreciation related to restructuring activities, certain non-cash items, acquisition, merger and other restructuring charges and other adjustments noted in the table below. We believe that the presentation of Adjusted gross profit is useful to investors because it is consistent with our definition of Adjusted EBITDA (defined above), a measure frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies in industries similar to ours. In addition, we also use targets based on Adjusted gross profit as one of the components used to evaluate our management’s performance. Adjusted gross profit is not defined under GAAP, should not be considered in isolation or as substitutes for measures of our performance prepared in accordance with GAAP and is not indicative of gross profit as determined under GAAP.
The following table provides a reconciliation from our gross profit to Adjusted gross profit for the three months ended March 31, 2013 and March 25, 2012, and the fiscal year ended December 30, 2012.

(thousands of dollars)	Three months ended		Fiscal Year Ended
	March 31, 2013	March 25, 2012	December 30, 2012
Gross profit	$154,841	$135,677	$584,549
Accelerated depreciation expense (a)	—	2,152	20,990
Non-cash items (b)	(381)	(2,388)	(1,194)
Acquisition, merger or other restructuring charges (c)	1,789	1,394	16,934
Other adjustment items (d)	—	2,555	1,618
Adjusted gross profit	$156,249	$139,390	$622,897

 _________________

(a)	Reflects accelerated depreciation related to plant closures.

(b)	Non-cash items are comprised of the following:

(thousands of dollars)	Three months ended		Fiscal Year Ended
	March 31, 2013	March 25, 2012	December 30, 2012
Non-cash compensation charges (1)	$23	$40	$113
Unrealized losses (gains) resulting from hedging activities (2)	(404)	(2,428)	(1,307)
Non-cash items	$(381)	$(2,388)	$(1,194)

 _________________

(1)	Represents non-cash compensation charges related to the granting of equity awards.

(2)	Represents non-cash gains and losses resulting from mark-to-market obligations under derivative contracts.

(c)	Acquisition, merger and other restructuring charges are comprised of the following:

(thousands of dollars)	Three months ended		Fiscal Year Ended
	March 31, 2013	March 25, 2012	December 30, 2012
Restructuring charges, integration costs and other business optimization expenses (1)	$1,789	$1,383	$16,923
Employee severance and recruiting (2)	—	11	11
Total acquisition, merger and other restructuring charges	$1,789	$1,394	$16,934

 _________________

(1)
For the fiscal year ended December 30, 2012, primarily represents restructuring and restructuring related charges, consulting and business optimization expenses related to closures at our Tacoma, Washington, Fulton, New York, Green Bay, Wisconsin and Millsboro, Delaware facilities, as a result of footprint consolidation projects. For the three months ended March 31, 2013 and March 25, 2012, primarily represents restructuring and restructuring related charges, consulting and business optimization expenses related to closures at our Millsboro, Delaware (March, 2013) and Fulton, New York (March, 2012) facilities.

(2)	Represents severance costs paid or accrued to terminated employees.

(d)	Other adjustment items are comprised of the following:

(thousands of dollars)	Three months ended		Fiscal Year Ended
	March 31, 2013	March 25, 2012	December 30, 2012
Other (1)	$—	$2,555	$1,618
Total other adjustments	$—	$2,555	$1,618

 _________________

(1)	For the three months ended March 25, 2012 and the fiscal year ended December 30, 2012, primarily represents costs for the recall of Aunt Jemima product, net of insurance recoveries.

Contractual Commitments

Our contractual commitments consist mainly of payments related to long-term debt and related interest, operating and capital lease payments, certain take-or-pay arrangements entered into as part of the normal course of business and pension obligations. Refer to the “Contractual Commitments” section of the Management's Discussion and Analysis of Financial Condition and Results of Operations in our prospectus filed with the SEC on March 28, 2013 for details on our contractual obligations and commitments.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet obligations.

Accounting Policies and Pronouncements

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” (“ASU 2013-02”). This new guidance requires that we present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. This guidance only impacts disclosures within the consolidated financial statements and notes to the consolidated financial statements and does not result in a change to the accounting treatment of Accumulated Other Comprehensive Income. We adopted this standard during the three month period ended March 31, 2013.

Critical Accounting Policies and Estimates

We have disclosed in "Management Discussion and Analysis of Financial Condition and Results of Operations" included in our prospectus filed on March 28, 2013, those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no material changes to those policies that we consider to be significant since the filing of our annual report for the fiscal year ended December 30, 2012 on Form 10-K. We believe that the accounting principles utilized in preparing our unaudited consolidated financial statements conform in all material respects to GAAP.

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
FINANCIAL INSTRUMENTS
Risk Management Strategy
We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates, foreign exchange rates or commodity prices. Please refer to Note 11 of the Consolidated Financial Statements "Financial Instruments" for additional details regarding our derivatives and refer to Note 9 of the Consolidated Financial Statements "Debt and Interest Expense" for additional details regarding our debt instruments. There were no significant changes in our exposures to market risk since December 30, 2012.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective at a level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1:    LEGAL PROCEEDINGS

No material legal proceedings are currently pending.

ITEM 1A:    RISK FACTORS

Our risk factors are summarized under the“Risk Factors” section of our prospectus filed on March 28, 2013. There have been no material changes to our risk factors since the filing of that prospectus.

ITEM 2:    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 3 2013, the Company completed the initial public offering of 33,350,000 shares of common stock, including 4,350,000 common shares issued pursuant to the full exercise of the underwriters' option to purchase additional shares, at a price of $20.00 per share. The shares of common stock were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (Registration No. 333-185565). The registration statement was declared effective by the Securities and Exchange Commission on March 27, 2013. The offering commenced on March 15, 2012 and did not terminate before the sale of all of the securities registered and sold in the offering. As of the date of the filing of this report, the offering has terminated. Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., Morgan Stanley & Co. LLC, UBS Securities LLC, Blackstone Advisory Partners L.P., BMO Capital Markets Corp., C.L. King & Associates, Inc., Janney Montgomery Scott LLC, Macquarie Capital (USA) Inc., Piper Jaffray & Co., Stephens Inc. and Stifel, Nicolaus & Company, Incorporated acted as underwriters for the offering.

We registered 33,350,000 shares of our common stock in connection with the initial public offering, including 4,350,000 shares subject to an over-allotment option that we granted to the underwriters. The aggregate price of the offering amount registered by the Company was $667,000,000. We sold an aggregate of 33,350,000 shares of our common stock in connection with the initial public offering, for an aggregate offering price of the amount sold of $667,000,000. In connection with the offering we paid the underwriters a discount of $1.20 per share, for a total underwriting discount of approximately $40 million. In addition, the Company incurred other expenses in connection with the offering which were paid from cash on hand, in the following amounts, all of which are estimates, except for the SEC registration fee, the Financial Industry Regulatory Authority (“FINRA”) filing fee and The New York Stock Exchange listing fee.

SEC registration fee	$90,978
FINRA filing fee	100,550
The New York Stock Exchange listing fee	150,000
Printing fees and expenses	400,000
Legal fees and expenses	2,300,000
Blue sky fees and expenses	5,000
Registrar and transfer agent fees	50,000
Accounting fees and expenses	650,000
Miscellaneous expenses	253,472

Total	$4,000,000

The proceeds of the sale of the shares, together with cash on hand, were used to pay down $667 million in outstanding debt. Specifically, the Company redeemed at par all $465 million in outstanding aggregate principal amount of the 9.25% Senior Notes co-issued by certain of the Company's subsidiaries and repaid $202 million of the Senior Secured Non-extended Term Loan B facility, maturing in April 2014, held by a subsidiary of the Company. There has been no material change in our planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b).

Blackstone Advisory Partners L.P, an affiliate of Blackstone, a holder of in excess of 10% of the Company's issued and outstanding common stock, acted as an underwriter for the offering and received a portion of the underwriting discount.

Blackstone Advisory Partners L.P., or certain of its affiliates, were lenders under our Tranche B Non-Extended Term Loans due 2014 and, as a result, received a portion of the proceeds from the offering.

In connection with the offering, the Company terminated its Advisory Agreement and paid a termination fee equal to approximately $15.1 million to Blackstone Management Partners L.L.C., an affiliate of Blackstone and of Blackstone Advisory Partners L.P., with available cash on hand.

ITEM 3:    DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4:    MINE SAFETY DISCLOSURES
None

ITEM 5:    OTHER INFORMATION

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to Blackstone by Hilton Worldwide, Inc., SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems, Inc. (collectively referred to herein as “SunGard”), and Travelport Limited, which may be considered our affiliates.

ITEM 6:     EXHIBITS

See the Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements.” All statements, other than statements of historical facts included in this report, including statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, financing needs, plans or intentions relating to acquisitions, business trends and other information referred to under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Note 12. Commitments and Contingencies” are forward-looking statements. When used in this report, the words “estimates,” “expects,” “contemplates”, “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management's expectations, beliefs and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.
There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth in our prospectus filed with the SEC on March 28, 2013 under the section entitled “Risk Factors,” the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this report and the following risks, uncertainties and factors:

•competition;
•our ability to predict, identify, interpret and respond to changes in consumer preferences;
•our reliance on single source provider for the manufacturing, co-packing and distribution of many of our products;
•fluctuations in price and supply of food ingredients, packaging materials and freight;

•	volatility in commodity prices and our failure to mitigate the risks related to commodity price fluctuation and foreign exchange risk through the use of derivative instruments;

•	costs and timeliness of integrating future acquisitions or our failure to realize anticipated cost savings, revenue enhancements or other synergies therefrom;
•our substantial leverage;
•litigation or claims regarding our intellectual property rights or termination of our material licenses;

•	our inability to drive revenue growth in our key product categories or to add products that are in faster growing and more profitable categories;
•potential product liability claims;
•seasonality;
•the funding of our defined benefit pension plans;
•changes in our collective bargaining agreements or shifts in union policy;

•	changes in the cost of compliance with laws and regulations, including environmental, worker health and workplace safety laws and regulations;
•our failure to comply with FDA, USDA or FTC regulations and the impact of governmental budget cuts;
•disruptions in our information technology systems;
•future impairments of our goodwill and intangible assets;
•difficulty in the hiring or the retention of key management personnel;
•changes in tax statutes, tax rates, or case laws which impact tax positions we have taken; and
•Blackstone controlling us.
You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. All forward-looking statements in this report apply only as of the date made and are expressly qualified in their entirety by the cautionary statements included in this report. We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FOODS INC.

By:	/s/ Craig Steeneck
Name:	Craig Steeneck
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Authorized Officer)
Date:	May 15, 2013

EXHIBIT INDEX

Exhibit Number	Description of exhibit

3.1
Form of Amended and Restated Certificate of Incorporation of Pinnacle Foods Inc. (previously filed as Exhibit 3.1 to the Current Report on Form 8-K of Pinnacle Foods Inc. filed with the SEC on April 3, 2013 (Commission File Number: 001-35844 and incorporated herein by reference)

3.2
Form of Amended and Restated Bylaws of Pinnacle Foods Inc. (previously filed as Exhibit 3.2 to the Current Report on Form 8-K of Pinnacle Foods Inc. filed with the SEC on April 3, 2013 (Commission File Number: 001-35844 and incorporated herein by reference)

4.1
Form of Stock Certificate for Common Stock. (previously filed as Exhibit 4.1 to the Registration Statement on Form S-1A of Pinnacle Foods Inc. filed with the SEC on March 6, 2013 (Commission File Number: 333-185565 and incorporated herein by reference)

4.2
Registration Rights Agreement among Pinnacle Foods Inc. and certain of its stockholders. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K of Pinnacle Foods Inc. filed with the SEC on April 3, 2013 (Commission File Number: 001-35844 and incorporated herein by reference)

4.3
Stockholders Agreement of Pinnacle Foods Inc. (previously filed as Exhibit 4.2 to the Current Report on Form 8-K of Pinnacle Foods Inc. filed with the SEC on April 3, 2013 (Commission File Number: 001-35844 and incorporated herein by reference)

10.1
Termination of Securityholders' Agreement dated April 3, 2013 among Peak Holdings LLC, Pinnacle Foods Inc. and the other +parties hereto (previously filed as Exhibit 10.1 to the Current Report on Form 8-K of Pinnacle Foods Inc. filed with the SEC on April 3, 2013 (Commission File Number: 001-35844) and incorporated herein by reference)

10.2
Termination of Transaction and Advisory Fee Agreement Agreement dated April 3, 2013 among Pinnacle Foods Finance LLC and Blackstone Management Partners V L.L.C. (previously filed as Exhibit 10.2 to the Current Report on Form 8-K of Pinnacle Foods Inc. filed with the SEC on April 3, 2013 (Commission File Number: 001-35844) and incorporated herein by reference)

10.3+
Modification of the Pinnacle Foods Inc. (formerly Crunch Holding Corp.) 2007 Stock Incentive Plan Form of Nonqualified Stock Option Agreement (previously filed as Exhibit 10.42 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 5, 2013 (Commission File Number: 333-148297) and incorporated herein by reference).

10.4+
Form of Pinnacle Foods Inc. 2013 Omnibus Incentive Plan (previously filed as Exhibit 10.3 to the Current Report on Form 8-K of Pinnacle Foods Inc. filed with the SEC on April 3, 2013 (Commission File Number: 001-35844) and incorporated herein by reference).

10.5+
Form of Restricted Stock Agreement (Conversion Replacement Award) previously filed as Exhibit 10.45 to the Registration Statement on Form S-1A of Pinnacle Foods Inc. filed with the SEC on March 6, 2013) (Commission File Number: 333-185565)

10.6+
Form of Nonqualified Stock Option Agreement (previously filed as Exhibit 10.46 to the Registration Statement on Form S-1A of Pinnacle Foods Inc. filed with the SEC on March 6, 2013 (Commission File Number: 333-185565) and incorporated herein by reference).

10.7+*	Form of Restricted Stock Agreement under 2013 Omnibus Incentive Plan.

21.1
List of Subsidiaries (previously filed as Exhibit 10.46 to the Registration Statement on Form S-1 of Pinnacle Foods Inc. filed with the SEC on December 19, 2012 (Commission File Number: 333-185565) and incorporated herein by reference).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)

32.2*	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)

99.1*	Section 13(r) Disclosure

101.1*
The following materials are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Earnings, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Member’s Equity, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information. (B)

*    Identifies exhibits that are filed as attachments to this document.
+     Identifies exhibits that consist of a management contract or compensatory plan or arrangement.

(A)
Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Form 10-Q and not “filed” as part of such report for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(B)
Pursuant to Rule 406T of Regulation S-T, the Interactive Data files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 133, as amended, are deemed not file for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.