Form 10-Q
period 2013-06-30
Pinnacle Foods Inc.
filed 2013-08-14
CIK 1564822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

The Registrant had 117,151,753 shares of common stock, $0.01 par value, outstanding at August 12, 2013.

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

Unaudited consolidated financial statements begin on the following page

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(thousands, except per share amounts)

	Three months ended		Six months ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Net sales	$569,044	$588,595	$1,182,025	$1,205,520
Cost of products sold	424,616	456,439	882,756	937,687
Gross profit	144,428	132,156	299,269	267,833
Operating expenses
Marketing and selling expenses	47,508	48,204	93,136	92,204
Administrative expenses	45,327	24,126	67,885	44,740
Research and development expenses	2,789	3,327	5,116	5,534
Other expense (income), net	37,833	14,510	41,490	18,196
Total operating expenses	133,457	90,167	207,627	160,674
Earnings before interest and taxes	10,971	41,989	91,642	107,159
Interest expense	47,627	60,527	88,283	110,139
Interest income	42	43	45	101
Earnings (loss) before income taxes	(36,614)	(18,495)	3,404	(2,879)
Provision (benefit) for income taxes	(4,775)	(7,935)	10,447	(1,858)
Net loss	$(31,839)	$(10,560)	$(7,043)	$(1,021)

Net loss per share
Basic	$(0.28)	$(0.13)	$(0.07)	$(0.01)
Weighted average shares outstanding- basic	114,909	82,235	98,080	82,241
Diluted	$(0.28)	$(0.13)	$(0.07)	$(0.01)
Weighted average shares outstanding- diluted	114,909	82,235	98,080	82,241
Dividends declared	$0.18	$—	$0.18	$—
See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (unaudited)
(thousands of dollars)

	Three months ended		Six months ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Net loss	$(31,839)	$(10,560)	$(7,043)	$(1,021)
Other comprehensive earnings (loss)
Foreign currency translation	(179)	(40)	(181)	225
Net gain (loss) on financial instrument contracts	29,731	(1,238)	30,335	(5,547)
Loss on pension actuarial assumption adjustments	—	—	—	(110)

Reclassifications into earnings:
Financial instrument contracts	2,603	3,634	3,263	7,679
Amortization of deferred mark-to-market adjustment on terminated swaps	—	32	—	445
Loss on pension actuarial assumption adjustments	263	21	719	34

Tax provision on other comprehensive earnings	(3,549)	(932)	(4,144)	(1,185)
Total other comprehensive earnings - net of tax	28,869	1,477	29,992	1,541
Total comprehensive (loss) earnings	$(2,970)	$(9,083)	$22,949	$520

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
(thousands of dollars, except share and per share amounts)

	June 30, 2013	December 30, 2012
Current assets:
Cash and cash equivalents	$116,526	$92,281
Accounts receivable, net of allowances of $5,346 and $5,149, respectively	148,857	143,884
Inventories	288,974	358,051
Other current assets	15,889	11,862
Deferred tax assets	114,754	99,199
Total current assets	685,000	705,277
Plant assets, net of accumulated depreciation of $272,734 and $244,694, respectively	513,669	493,666
Tradenames	1,603,992	1,603,992
Other assets, net	169,919	155,558
Goodwill	1,441,495	1,441,495
Total assets	$4,414,075	$4,399,988

Current liabilities:
Short-term borrowings	$1,342	$2,139
Current portion of long-term obligations	20,220	30,419
Accounts payable	117,146	137,326
Accrued trade marketing expense	36,454	44,571
Accrued liabilities	103,383	119,269
Dividends payable	21,107	—
Total current liabilities	299,652	333,724
Long-term debt (includes $52,119 and $63,097 owed to related parties, respectively)	1,973,187	2,576,386
Pension and other postretirement benefits	97,084	100,918
Other long-term liabilities	24,079	28,705
Deferred tax liabilities	502,226	471,529
Total liabilities	2,896,228	3,511,262
Commitments and contingencies (Note 12)
Shareholders' equity:
Pinnacle preferred stock: $.01 per share, 50,000,000 shares authorized, none issued
Pinnacle common stock: par value $.01 per share, 200,000,000 shares authorized; issued and outstanding 117,145,313 and 81,210,672, respectively	1,171	812
Additional paid-in-capital	1,323,433	696,512
Retained earnings	224,804	252,955
Accumulated other comprehensive loss	(31,561)	(61,553)
Total shareholders' equity	1,517,847	888,726
Total liabilities and shareholders' equity	$4,414,075	$4,399,988

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands of dollars)

	Six months ended
	June 30, 2013	June 24, 2012
Cash flows from operating activities
Net loss	$(7,043)	$(1,021)
Non-cash charges (credits) to net earnings
Depreciation and amortization	38,025	42,056
Amortization of discount on term loan	410	450
Amortization of debt acquisition costs	2,755	4,835
Call premium on note redemptions	34,180	10,785
Refinancing costs and write off of debt issuance costs	19,668	14,840
Amortization of deferred mark-to-market adjustment on terminated swaps	—	444
Change in value of financial instruments	52	1,002
Equity-based compensation charge	3,325	600
Pension expense, net of contributions	(3,115)	(4,637)
Gain on sale of assets held for sale	(701)	—
Other long-term liabilities	(1,218)	2,453
Other long-term assets	—	(470)
Deferred income taxes	8,953	(2,016)
Changes in working capital
Accounts receivable	(5,378)	6,306
Inventories	69,120	26,341
Accrued trade marketing expense	(7,959)	(6,143)
Accounts payable	(21,144)	(25,038)
Accrued liabilities	(13,163)	(1,089)
Other current assets	(4,650)	(2,001)
Net cash provided by operating activities	112,117	67,697
Cash flows from investing activities
Capital expenditures	(43,823)	(34,699)
Proceeds from sale of plant assets	1,775	—
Net cash used in investing activities	(42,048)	(34,699)
Cash flows from financing activities
Net proceeds from initial public offering	623,929	—
Net proceeds from issuance of common stock	217	—
Proceeds from bank term loans	1,625,925	396,000
Proceeds from bond offerings	350,000	—
Repayments of long-term obligations	(1,732,071)	(319,444)
Repurchase of notes	(899,180)	(219,785)
Proceeds from short-term borrowings	1,935	815
Repayments of short-term borrowings	(2,732)	(1,807)
Repayment of capital lease obligations	(1,377)	(1,815)
Repurchases of equity	(191)	(629)
Debt acquisition costs	(12,491)	(14,645)
Net cash used in financing activities	(46,036)	(161,310)
Effect of exchange rate changes on cash	212	—
Net change in cash and cash equivalents	24,245	(128,312)
Cash and cash equivalents - beginning of period	92,281	151,031
Cash and cash equivalents - end of period	$116,526	$22,719

Supplemental disclosures of cash flow information:
Interest paid	$77,734	$96,899
Interest received	45	101
Income taxes paid	2,144	1,913
Non-cash investing and financing activities:
New capital leases	6,461	1,548
Dividends payable	21,107	—

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
(thousands of dollars, except share and per share amounts)

	Common Stock		Additional Paid In Capital	Retained earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balance, December 25, 2011	81,272,593	$813	$696,539	$200,436	$(52,436)	$845,352
Equity contributions:
Shares repurchased	(48,199)	(1)	(628)			(629)
Equity related compensation			600			600
Comprehensive earnings				(1,021)	1,541	520
Balance, June 24, 2012	81,224,394	$812	$696,511	$199,415	$(50,895)	$845,843

Balance, December 30, 2012	81,210,672	$812	$696,512	$252,955	$(61,553)	$888,726
Equity contributions:
Share issuance	36,075,644	360	623,786			624,146
Shares repurchased	(8,319)	—	(191)			(191)
Shares forfeited	(132,684)	(1)	1			—
Equity related compensation			3,325			3,325
Dividends ($0.18 per share)				(21,108)		(21,108)
Comprehensive earnings				(7,043)	29,992	22,949
Balance, June 30, 2013	117,145,313	$1,171	$1,323,433	$224,804	$(31,561)	$1,517,847

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

1. Summary of Business Activities
Business Overview
Pinnacle Foods Inc. (hereafter referred to as “Pinnacle” or the “Company”), formerly known as Crunch Holding Corp., is a holding company whose sole asset is 100% ownership of Peak Finance Holdings LLC (“PFH”). PFH is a holding company whose sole asset is 100% ownership of Pinnacle Foods Finance LLC (“Pinnacle Foods Finance”). The Company is majority owned by affiliates of the Blackstone Group L.P. ("Blackstone").
The Company is a leading manufacturer, marketer and distributor of high quality, branded convenience food products, the products and operations of which are managed and reported in three operating segments: (i) Birds Eye Frozen, (ii) Duncan Hines Grocery and (iii) Specialty Foods. The Company’s United States retail frozen vegetables (Birds Eye), frozen complete bagged meals (Birds Eye Voila!), frozen seafood (Van de Kamp’s, Mrs. Paul’s), full-calorie single-serve frozen dinners and entrées (Hungry-Man), frozen breakfast (Aunt Jemima), frozen and refrigerated bagels (Lender’s), and frozen pizza for one (Celeste) are reported in the Birds Eye Frozen Division. The Company’s baking mixes and frostings (Duncan Hines), shelf-stable pickles (Vlasic), table syrups (Mrs. Butterworth’s and Log Cabin), canned meat (Armour, Nalley and Brooks), pie and pastry fillings (Comstock and Wilderness), barbecue sauces (Open Pit), salad dressing (Bernstein’s) and all Canadian operations are reported in the Duncan Hines Grocery Division. The Specialty Foods Division consists of snack products (Tim’s Cascade and Snyder of Berlin) and the Company’s food service and private label businesses.
Significant transactions affecting comparability
The results of operations in the three and six months ended June 30, 2013 and June 24, 2012 are impacted by the April 2013 IPO and the April 2013 and 2012 refinancings which significantly affected Administrative expenses, Other expense, Interest expense and Provision for income taxes. See Management's Discussion and Analysis (pages 48-74).
History and Current Ownership
Since 2001, the Company and its predecessors have been involved in several business combinations to acquire certain assets and liabilities related to the brands discussed above.
On December 23, 2009, Pinnacle Foods Group LLC (“PFG LLC”), an entity wholly owned by Pinnacle Foods Finance, purchased Birds Eye Foods, Inc. (the “Birds Eye Acquisition”).
On March 12, 2013, the Company’s board of directors authorized a 55.2444 for 1 split of the common stock. The split became effective on the date of approval. The Company retained the par value of $0.01 per share for all shares of common stock. All references to numbers of common shares and per-share data in the accompanying financial statements have been adjusted to reflect the stock split on a retroactive basis. Shareholders’ equity reflects the stock split by reclassifying from “Additional paid-in capital” to “Common stock” an amount equal to the par value of the additional shares arising from the split.
On March 28, 2013, the U.S. Securities and Exchange Commission ("SEC") declared effective the Company's registration statement on Form S-1 related to its initial public offering ("IPO"). The Company's common stock began trading on the New York Stock Exchange ("NYSE"), under the ticker symbol PF, on March 28, 2013. In connection with the IPO, 2,618,307 additional shares were issued through the exercise of a warrant agreement by Peak Holdings LLC ("Peak Holdings") which was the majority owner of Pinnacle Foods Finance prior to the IPO. Immediately thereafter, the warrant agreement was terminated and Peak Holdings was liquidated. On April 3, 2013, the IPO closed in which the Company issued and sold 33,350,000 shares of common stock for cash consideration of $20.00 per share ($18.80 per share net of underwriting discounts). None of Blackstone, Directors or management of the Company sold any shares as part of the IPO. The Company received approximately $623.9 million in net proceeds ($667.0 million of gross proceeds net of $43.1 million of underwriting discounts and other fees) from the offering, which were used to pay down debt. See Note 9 of the Consolidated Financial Statements "Debt and Interest Expense" for further details.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

2. Interim Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of June 30, 2013, the results of operations for the three and six months ended June 30, 2013 and June 24, 2012, and the cash flows for the six months ended June 30, 2013 and June 24, 2012. The results of operations are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 30, 2012.

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

Level 3:	Unobservable inputs that reflect the Company’s assumptions.
The Company’s financial assets and liabilities subject to recurring fair value measurements and the required disclosures are as follows:

	Fair Value as of June 30, 2013	Fair Value Measurements Using Fair Value Hierarchy			Fair Value as of December 30, 2012	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Interest rate derivatives	$29,170	$—	$29,170	$—	$—	$—	$—	$—
Foreign currency derivatives	1,593	—	1,593	—	638	—	638	—
Commodity derivatives	—	—	—	—	525	—	525	—
Total assets at fair value	$30,763	$—	$30,763	$—	$1,163	$—	$1,163	$—

Liabilities
Interest rate derivatives	$1,738	$—	$1,738	$—	$3,807	$—	$3,807	$—
Commodity derivatives	188	—	188	—	682	—	682	—
Total liabilities at fair value	$1,926	$—	$1,926	$—	$4,489	$—	$4,489	$—

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

The valuations of these instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate, commodity, and foreign exchange forward curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of the authoritative guidance for fair value disclosure, the Company incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. The Company had no fair value measurements based upon significant unobservable inputs (Level 3) as of June 30, 2013 or December 30, 2012.

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

4. Other Expense (Income), net

	Three months ended		Six months ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Other expense (income), net consists of:
Amortization of intangibles/other assets	$3,872	$3,886	$7,744	$7,768
Redemption premiums on the early extinguishment of debt	34,180	10,785	34,180	10,785
Royalty income and other	(219)	(161)	(434)	(357)
Total other expense (income), net	$37,833	$14,510	$41,490	$18,196

Redemption premium on the early extinguishment of debt. On May 10, 2013, as part of a debt refinancing (the "April 2013 Refinancing") the Company redeemed all $400.0 million of its outstanding 8.25% Senior Notes at a redemption price of 108.5% of the aggregate principal amount at a premium of $34.2 million. In 2012, on April 19, as part of a debt refinancing (the "2012 Refinancing") the Company redeemed all $199.0 million of its outstanding 10.625% Senior Subordinated Notes at a redemption price of 105.313% of the aggregate principal amount at a premium of $10.6 million. On June 5, 2012, the Company repurchased and retired $10.0 million of 9.25% Senior Notes at a price of 102.125% of the aggregate principal amount at a premium of $0.2 million.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

5. Shareholder's Equity, Equity-Based Compensation Expense and Earnings Per Share

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

The fair value of the options granted during the six months ended June 30, 2013 and June 24, 2012, respectively, was estimated on the date of the grant using the Black-Scholes model with the following weighted average assumptions:

	June 30, 2013	*	June 24, 2012
Risk-free interest rate	1.10%		0.64%
Expected time to option exercise	6.50 years		1.93 years
Expected volatility of Pinnacle Foods Inc. stock	35%		55%
Expected dividend yield on Pinnacle Foods Inc. stock	3.60%		—%

* all of the options issued in the first half of 2013 were valued using an IPO price of $20.00 a share

Volatility was based on the average volatility of a group of publicly traded food companies. The Company estimates the annual forfeiture rates to be approximately 10% under its long-term incentive plans.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Expense Information

The following table summarizes equity-based compensation expense related to employee equity options and employee equity units under the authoritative guidance for equity compensation which was allocated as follows:

	Three months ended		Six months ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Cost of products sold	$285	$40	$308	$80
Marketing and selling expenses	864	120	935	240
Administrative expenses	1,937	131	2,013	262
Research and development expenses	64	9	69	18
Pre-tax equity-based compensation expense	3,150	300	3,325	600
Income tax benefit	(674)	(2)	(680)	(14)
Net equity-based compensation expense	$2,476	$298	$2,645	$586

As of June 30, 2013, cumulative unrecognized equity compensation expense of the unvested portion of shares for the Company's two long-term incentive programs was $34,056. The weighted average period over which vesting will occur is approximately 6.1 years for the 2007 Stock Incentive Plan and 2.7 years for the 2013 Omnibus Plan. Options under the plans have a termination date of 10 years from the date of issuance.

2007 Stock Incentive Plan
The Company adopted an equity option plan (the “2007 Stock Incentive Plan”) providing for the issuance of up to 1,104,888 shares of the Company's common stock. Pursuant to the 2007 Stock Incentive Plan, certain officers, employees, managers, directors and other persons were eligible to receive grants of nonqualified stock options, as permitted by applicable law. For options granted from 2007 to 2009, generally 25% of the options will vest ratably over five years (“Time-Vested Options”), subject to full acceleration upon a change of control. Fifty percent of the options vest ratably over five years if annual or cumulative Management EBITDA targets, as defined, are met (“Performance Options”). The final 25% of the options vest either on a change of control or liquidity event, if a 12% annual internal rate of return is attained by Blackstone (“Exit Options”). In addition, the plan was also revised to provide that if the EBITDA target is achieved in any two consecutive fiscal years (excluding 2007 and 2008) during the employee's continued employment, then that year's and all prior years' performance options will vest and become exercisable, and if the exit options vest and become exercisable during the employees continued employment, then all the performance options will also vest and become exercisable. Subsequent to 2009, the Company awarded options in the form of Time Vested Options (25%) and Performance Options (75%) to certain employees. The options have the same vesting provisions as stated above, including the provisions that if there is a change of control or liquidity event and if a 12% annual internal rate of return is attained by Blackstone, then all the Performance Options will also vest and become exercisable. Prior to March 1, 2013, this annual internal rate of return target was 20%, but the Compensation Committee of the Board of Directors reduced the target for vesting purposes on that date from 20% to 12% to reflect changes in the food industry environment since the plan was adopted. Subsequent to the adoption of the 2013 Omnibus Incentive Plan (as further described below), there will be no more grants under this plan.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

The following table summarizes the equity option transactions under the 2007 Stock Incentive Plan:

		Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Life	Aggregate Intrinsic Value (000's)
Outstanding, December 30, 2012		436,486	$9.99	$3.97	6.22	$1,642

	Granted	—	—	—
	Exercised	(30,890)	8.74	6.42
	Forfeitures	(26,569)	10.04	7.20
Outstanding, June 30, 2013		379,027	10.08	$6.86	5.84	5,334

Exercisable, June 30, 2013		166,236	$9.14	$6.36	5.04	$2,496

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

In connection with the Company's IPO, Peak Holdings was dissolved resulting in the termination of the 2007 Unit Plan and the adoption of the 2013 Omnibus Incentive Plan (as further described below). As a result of the dissolution, the holders of units of Peak Holdings were distributed the assets of Peak Holdings. As the sole assets of Peak Holdings were shares of the Company's common stock, units were converted into shares of common stock. The number of shares of common stock delivered to the equity holder as a result of the conversion had the same intrinsic value as the Class A-2 Units held by the equity holder prior to such conversion. Additionally, in connection with the dissolution, all PIUs were converted into shares or restricted shares of the Company's common stock. Vested PIUs were converted into shares of common stock and unvested PIUs were converted into unvested restricted shares of our common stock, which are subject to vesting terms substantially similar to those applicable to the unvested PIU immediately prior to the conversion. The number of shares delivered under the 2013 Omnibus Incentive Plan, 1,546,355, have the same intrinsic value as the PIUs immediately prior to such conversion.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

2013 Omnibus Incentive Plan

The Company adopted an equity incentive plan (the “2013 Omnibus Incentive Plan”) providing for the issuance of up to 11,300,000 shares of the Company's common stock which will be reserved for issuance under (1) equity awards granted as a result of the conversion of unvested PIUs into restricted common stock of the Company, (2) stock options and other equity awards granted in connection with the completion of the IPO, and (3) awards granted by the Company under the 2013 Omnibus Plan following the completion of the IPO. Pursuant to the 2013 Omnibus Plan, certain officers, employees, managers, directors and other persons are eligible to receive grants of equity based awards, as permitted by applicable law.

On March 27, 2013, in connection with the IPO, the Company issued 2,310,000 "Founders Grants" options under the 2013 Omnibus Plan. The options vest in full at the end of three years. Additionally, 82,460 non-vested shares were issued which also vest in full at the end of three years. On April 3, 2013, an additional 200,000 non-vested shares were issued to Robert J. Gamgort, the Chief Executive Officer, in accordance with his employment agreement, which vest in full at the end of one year.

The following table summarizes the equity option transactions under the 2013 Omnibus Plan:

		Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Life	Aggregate Intrinsic Value (000's)
Outstanding, December 30, 2012		—	$—	$—	0	—

	Granted	2,310,000	20.00	4.63
	Exercised	—	—	—
	Forfeitures	(125,310)	20.00	4.63
Outstanding, June 30, 2013		2,184,690	20.00	$4.63	9.74	$9,066

Exercisable, June 30, 2013		—	$—	$—	0	$—

The following table summarizes the changes in non-vested shares.

		Number of Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Life	Aggregate Intrinsic Value (000's)
Non-vested shares at December 30, 2012		—	$—	0	$—

	Converted PIUs	1,546,355	20.00
	Granted	282,460	20.00
	Forfeitures	(132,684)	20.00
	Vested	(44,011)	20.00
Non-vested shares at June 30, 2013		1,652,120	$20.00	6.73	$39,899

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Other Comprehensive Earnings

The following table presents amounts reclassified out of Accumulated Other Comprehensive Loss ("AOCL") and into Net earnings for the three and six months ended June 30, 2013.

Gain/(Loss)	Amounts Reclassified from AOCL
	Three months ended	Six months ended
Details about Accumulated Other Comprehensive Income Components	June 30, 2013	June 30, 2013		Reclassified from AOCL to:
Gains and losses on financial instrument contracts
Interest rate contracts	$(3,093)	$(3,945)		Interest expense
Foreign exchange contracts	490	682		Cost of products sold
Total before tax	(2,603)	(3,263)
Tax benefit	945	1,174		Provision for income taxes
Deferred tax expense	(9,070)	(9,070)	(a)	Provision for income taxes
Net of tax	(10,728)	(11,159)

Pension actuarial assumption adjustments
Amortization of actuarial loss	(263)	(719)	(b)	Cost of products sold
Tax benefit	101	277		Provision for income taxes
Net of tax	(162)	(442)
Net reclassifications into net earnings	$(10,890)	$(11,601)

(a) See Notes 11 and 15 for additional details.
(b) This is included in the computation of net periodic pension cost (see Note 10 for additional details).

Earnings Per Share

Basic loss per common share is computed by dividing net earnings or loss for common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share are calculated by dividing net loss by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

	Three months ended		Six months ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Weighted-average common shares	114,909,243	82,234,564	98,079,574	82,240,791
Effect of dilutive securities:	—	—	—	—
Dilutive potential common shares	114,909,243	82,234,564	98,079,574	82,240,791

Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities. For the three month periods ended June 30, 2013 and June 24, 2012, conversion of warrants, stock options and non-vested shares totaling 410,132 and 5,192,974, respectively, into common share equivalents were excluded from this calculation because they were anti-dilutive, due to the net loss recorded in each of the periods. For the six month periods ended June 30, 2013 and June 24, 2012, conversion of warrants, stock options and non-vested shares totaling 2,638,639 and 5,192,974, respectively, into common share equivalents were excluded from this calculation for the same reason.

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

	June 30, 2013	December 30, 2012
Customers	$148,617	$137,950
Allowances for cash discounts, bad debts and returns	(5,346)	(5,149)
Subtotal	143,271	132,801
Other receivables	5,586	11,083
Total	$148,857	$143,884

Inventories. Inventories are as follows:

	June 30, 2013	December 30, 2012
Raw materials, containers and supplies	$83,147	$50,919
Finished product	205,827	307,132
Total	$288,974	$358,051

The Company has various purchase commitments for raw materials, containers, supplies and certain finished products incident to the ordinary course of business. Such commitments are not at prices in excess of current market.

Other Current Assets. Other Current Assets are as follows:

	June 30, 2013	December 30, 2012
Prepaid expenses	$9,048	$5,954
Prepaid income taxes	2,585	578
Assets held for sale	4,256	5,330
Total	$15,889	$11,862

Assets held for sale include our closed plants in Tacoma, WA and Millsboro, DE. Our Fulton, NY location, which was previously held for sale was sold in January 2013 for total net proceeds of $874. Our Tacoma, WA location was sold in July 2013 for total net proceeds of $5.1 million.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Plant Assets. Plant assets are as follows:

	June 30, 2013	December 30, 2012
Land	$14,061	$14,061
Buildings	185,568	178,300
Machinery and equipment	542,039	513,339
Projects in progress	44,735	32,660
Subtotal	786,403	738,360
Accumulated depreciation	(272,734)	(244,694)
Total	$513,669	$493,666

Depreciation was $14,883 and $30,281 during the three and six months ended June 30, 2013, respectively. Depreciation was $17,682 and $34,288 during the three and six months ended June 24, 2012, respectively. As of June 30, 2013 and December 30, 2012, Plant Assets included assets under capital lease with a book value of $20,537 and $22,030 (net of accumulated depreciation of $9,744 and $8,246), respectively.

Accrued Liabilities. Accrued liabilities are as follows:

	June 30, 2013	December 30, 2012
Employee compensation and benefits	$53,605	$53,373
Interest payable	12,957	28,116
Consumer coupons	4,405	3,346
Accrued restructuring charges (see Note 8)	8,820	10,480
Accrued financial instrument contracts (see Note 11)	1,926	682
Other	21,670	23,272
Total	$103,383	$119,269
Other Long-Term Liabilities. Other long-term liabilities are as follows:

	June 30, 2013	December 30, 2012
Employee compensation and benefits	$9,223	$9,340
Long-term rent liability and deferred rent allowances	9,816	10,217
Liability for uncertain tax positions	1,471	1,614
Accrued financial instrument contracts (see Note 11)	—	3,807
Other	3,569	3,727
Total	$24,079	$28,705

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

7. Goodwill, Tradenames and Other Assets
Goodwill
Goodwill by segment is as follows:

	Birds Eye Frozen	Duncan Hines Grocery	Specialty Foods	Total
Balance, December 30, 2012	$527,069	$740,465	$173,961	$1,441,495

Balance, June 30, 2013	$527,069	$740,465	$173,961	$1,441,495

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

Tradenames

Tradenames by segment are as follows:

	Birds Eye	Duncan Hines	Specialty
	Frozen	Grocery	Foods	Total
Balance, December 30, 2012	$796,680	$771,312	$36,000	$1,603,992

Balance, June 30, 2013	$796,680	$771,312	$36,000	$1,603,992

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Other Assets

	June 30, 2013
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$52,810	$(33,006)	$19,804
Customer relationships - Distributors	36	125,746	(31,543)	94,203
Customer relationships - Food Service	7	36,143	(33,586)	2,557
Customer relationships - Private Label	7	9,214	(8,806)	408
License	7	4,875	(2,625)	2,250
Total amortizable intangibles		$228,788	$(109,566)	$119,222
Deferred financing costs		35,988	(19,558)	16,430
Financial instruments		29,170	—	29,170
Other (1)		5,097	—	5,097
Total other assets, net				$169,919
	Amortizable intangibles by segment
	Birds Eye Frozen			$66,449
	Duncan Hines Grocery			46,291
	Specialty Foods			6,482
				$119,222

	December 30, 2012
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$52,810	$(30,365)	$22,445
Customer relationships - Distributors	36	125,746	(28,791)	96,955
Customer relationships - Food Service	7	36,143	(31,882)	4,261
Customer relationships - Private Label	7	9,214	(8,533)	681
License	7	4,875	(2,250)	2,625
Total amortizable intangibles		$228,788	$(101,821)	$126,967
Deferred financing costs		59,486	(35,306)	24,180
Other (1)		4,411	—	4,411
Total other assets, net				$155,558
	Amortizable intangibles by segment
	Birds Eye Frozen			$69,581
	Duncan Hines Grocery			48,806
	Specialty Foods			8,580
				$126,967

(1) As of June 30, 2013 and December 30, 2012, Other primarily consists of security deposits.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Amortization of intangible assets was $3,872 and $7,744 for the three and six months ended June 30, 2013, respectively. Amortization of intangible assets was $3,886 and $7,768 for the three and six months ended June 24, 2012, respectively. Estimated amortization expense for each of the next five years and thereafter is as follows: remainder of 2013 -$7,700 ; 2014 - $12,200; 2015 - $10,900; 2016 - $10,300; 2017 - $5,700 and thereafter - $72,400.

Deferred Financing Costs

All deferred financing costs, which relate to the Senior Secured Credit Facility, Senior Subordinated Notes and Senior Notes are amortized into interest expense over the life of the related debt using the effective interest method. As part of the April 2013 Refinancing and debt repayments including usage of the proceeds from the IPO, the Company expensed financing costs of $4,762 and wrote off deferred financing costs of $12,725. In addition, amortization of deferred financing costs was $1,042 and $2,755 during the three and six months ended June 30, 2013, respectively. On April 17, 2012, as part of the 2012 Refinancing, the Company expensed financing costs of $7,526 and wrote off deferred financing costs of $5,450. In addition, amortization of deferred financing costs was $2,276 and $4,835 during the three and six months ended June 24, 2012, respectively.
The following summarizes deferred financing cost activity:

	Gross Carrying Amount	Accumulated Amortization	Net
Balance, December 30, 2012	$59,486	$(35,306)	$24,180
2013 - Additions	7,730	—	7,730
Amortization	—	(2,755)	(2,755)
Write off	(31,228)	18,503	(12,725)
Balance, June 30, 2013	$35,988	$(19,558)	$16,430

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

8. Restructuring Charges

Pickle supply chain improvements

On May 25, 2012, the Company announced plans to further improve the efficiency of its supply chain by consolidating its Vlasic pickle production into one plant in Imlay City, MI. The Company's decision to focus on its branded Vlasic business and de-emphasize its lower-margin, un-branded pickle business was the catalyst for this consolidation. The Company's pickle production plant, located in Millsboro, DE ended production at year-end 2012. The Company recorded employee termination costs of $1,322 in the three and six months ended June 24, 2012. The Company recorded asset retirement obligation charges of $750 in the three and six months ended June 24, 2012. In addition, the Company recorded accelerated depreciation charges of $1,736 in the three and six months ended June 24, 2012. As a result of exiting the lower-margin un-branded pickle business, the Company terminated the use of a third party ingredients storage facility in the third quarter of 2012. In doing so, the Company recorded a contract termination fee that was paid in July 2013. All restructuring charges related to the closure of the Millsboro, DE plant are recorded in the Duncan Hines Grocery Division and in the Cost of products sold line in the Consolidated Statements of Operations.

Green Bay, WI Research Facility

On May 15, 2012, the Company announced plans to relocate the Birds Eye Frozen Division Research and Development team from Green Bay, WI to its new facility at its Parsippany, NJ headquarters. The Company believes that the relocation will allow for seamless collaboration between marketing, sales, procurement and R&D that will drive superior brand innovation, marketing and productivity. The Company closed its Green Bay, WI research facility in December 2012. The Company recorded employee termination costs of $727 in the three and six months ended June 24, 2012. In addition, the Company recorded accelerated depreciation charges of $187 in the three and six months ended June 24, 2012. All restructuring charges related to the closure of the Green Bay, WI research facility are recorded in the Birds Eye Frozen Division and in the Research and development line in the Consolidated Statements of Operations.

Fulton, NY Plant

On April 15, 2011, the Company announced plans to consolidate the Birds Eye Frozen Division's Fulton, NY plant operations into its Darien, WI and Waseca, MN facilities in order to locate vegetable processing closer to the crop-growing region and thus reduce the related freight costs. In connection with this project, the Company made significant capital investments in its Darien, WI and Waseca, MN plants. The Company recorded accelerated depreciation costs of $479 and $2,324 in the three and six months ended June 24, 2012, respectively. All restructuring charges related to the closure of the Fulton, NY plant were recorded in the Birds Eye Frozen Division and in the Cost of products sold line in the Consolidated Statements of Operations. Severance costs were accrued in the second quarter of 2011 and payments were substantially completed in the third quarter of 2012. On January 9, 2013, the sale of the Fulton location was finalized for total net proceeds of $874.

Tacoma, WA Plant

On December 3, 2010, in an effort to improve its supply chain operations, the Company announced the closure of the Tacoma, WA plant and the consolidation of production into its Fort Madison, IA plant. The Company recorded accelerated depreciation costs of $0 and $307 in the three and six months ended June 24, 2012, respectively. All restructuring charges related to the closure of the Tacoma, WA plant were recorded in the Duncan Hines Grocery Division and in the Cost of products sold line in the Consolidated Statements of Operations. Severance costs were accrued in the fourth quarter of 2010 and payments were substantially completed in the second quarter of 2012. Our Tacoma, WA location was sold in July 2013 for total net proceeds of $5.1 million.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

The following table summarizes total restructuring charges accrued as of June 30, 2013.

Description	Balance, December 30, 2012	Expense	Payments	Balance, June 30, 2013
Facility shutdowns	$2,796	$—	$(332)	$2,464
Contract termination and other fees	5,833	—	—	5,833	(1)
Employee severance	1,851	—	(1,328)	523
Total	$10,480	$—	$(1,660)	$8,820

(1) Contract termination fee was paid in July 2013.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

9. Debt and Interest Expense

	June 30, 2013	December 30, 2012
Short-term borrowings
- Notes payable	$1,342	$2,139
Total short-term borrowings	$1,342	$2,139
Long-term debt
- Senior Secured Credit Facility - Tranche B Non Extended Term Loans due 2014	$—	$243,264
- Senior Secured Credit Facility - Tranche B Extended Term Loans due 2016	—	637,906
- Senior Secured Credit Facility - Tranche E Term Loans due 2018	—	398,000
- Senior Secured Credit Facility - Tranche F Term Loans due 2018	—	448,875
- Senior Secured Credit Facility - Tranche G Term Loans due 2020	1,625,925	—
- 4.875% Senior Notes due 2021	350,000	—
- 9.25% Senior Notes due 2015	—	465,000
- 8.25% Senior Notes due 2017	—	400,000
- Unamortized discount on long term debt	(8,498)	(7,230)
- Capital lease obligations	25,980	20,990
	1,993,407	2,606,805
Less: current portion of long-term obligations	20,220	30,419
Total long-term debt	$1,973,187	$2,576,386

Interest expense	Three months ended		Six months ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Interest expense, third party	$23,657	$38,819	$61,179	$80,050
Related party interest expense (Note 13)	347	755	926	2,086
Amortization of debt acquisition costs (Note 7)	1,042	2,276	2,755	4,835
Write-off of debt acquisition costs (Note 7)	12,725	5,450	12,725	5,450
Write-off of loan discount	2,182	1,864	2,182	1,864
Financing costs (Note 7)	4,762	7,526	4,762	7,526
Amortization of deferred mark-to-market adjustment on terminated swaps (Note 11)	—	32	—	444
Interest rate swap losses (Note 11)	2,912	3,805	3,754	7,884
Total interest expense	$47,627	$60,527	$88,283	$110,139

Senior Secured Credit Facility

On April 3, 2013, the Company completed its IPO which is further described in Note 1. A portion of the proceeds was used to redeem the entire $465.0 million in aggregate principal amount of Pinnacle Foods Finance's 9.25% Senior Notes at a redemption price of 100.0%. This is explained in greater detail under the section titled, “Senior Notes and Senior Subordinated Notes.” The remaining net proceeds, together with cash on hand, was used to repay $202.0 million of the Tranche B Non-Extended Term Loans.

On April 29, 2013, (the "April 2013 Refinancing"), Pinnacle Foods Finance, entered into the second amendment to the amended and restated Senior Secured Credit Facility, which provided for a seven year term loan facility in the amount of $1,630.0 million (the "Tranche G Term Loans") and replaced the existing revolving credit facility with a new five year $150.0 million revolving credit facility. Additionally, Pinnacle Foods Finance issued $350.0 million aggregate principal amount of 4.875% Senior Notes (the "4.875% Senior Notes") due 2021.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

As a result of the April 2013 Refinancing, Pinnacle Foods Finance used a portion of the proceeds from the Tranche G Term Loans and the 4.875% Senior Notes issuance to (i) repay all existing indebtedness outstanding under the then existing Senior Secured Credit Facility, consisting of (a) $38.1 million of Tranche B Non-Extended Term Loans, (b) $634.7 million of Tranche B Extended Term Loans, (c) $396.0 million of Tranche E Term Loans and (d) $446.6 million of Tranche F Term Loans and (ii) redeem $400.0 million in aggregate principal amount of Pinnacle Foods Finance's 8.25% Senior Notes due 2017 at a redemption price of 108.5%.

In connection with the April 2013 Refinancing, Pinnacle Foods Finance incurred deferred financing fees which are detailed in Note 7 to the Consolidated Financial Statements, “Goodwill, Tradenames and Other Assets”. Also, Pinnacle Foods Finance incurred $4,075 of original issue discount on the new Tranche G Term Loans, and wrote off $2,182 of existing original issue discount.

The stated maturity dates are: April 29, 2020 for the Tranche G Loans, and April 29, 2018 for the Revolving Credit Facility.

Pinnacle Foods Finance's borrowings under the Senior Secured Credit Facility, bear interest at a floating rate and are maintained as base rate loans or as eurocurrency rate loans. Base rate loans bear interest at the base rate plus the applicable base rate margin, as described in the Senior Secured Credit Facility. The base rate is defined as the highest of (i) the administrative agent's prime rate, (ii) the federal funds effective rate plus 1/2 of 1% and (iii) the eurocurrency rate that would be payable on such day for a eurocurrency rate loan with a one-month interest period plus 1%. Eurocurrency rate loans bear interest at the adjusted eurocurrency rate plus the applicable eurocurrency rate margin, as described in the Senior Secured Credit Facility. The eurocurrency rate is determined by reference to the British Bankers Association (BBA) LIBOR rate for the interest period relevant to such borrowing. With respect to Tranche G Term Loans, the eurocurrency rate shall be no less than 0.75% per annum and the base rate shall be no less than 1.75%  per annum. The interest rate margin for Tranche G Term Loans under the Senior Secured Credit Facility is 1.50%, in the case of the base rate loans and 2.50%, in the case of eurocurrency rate loans. The margin is subject to one 25 basis point step down upon achievement by the Company of a total net leverage ratio of less than 4.25:1.0.

The obligations under the Senior Secured Credit Facility are unconditionally and irrevocably guaranteed by Peak Finance Holdings LLC, any subsidiary of Peak Finance Holdings LLC that directly or indirectly owns 100% of the issued and outstanding equity interests of Pinnacle Foods Finance, subject to certain exceptions, each of Pinnacle Foods Finance’s direct or indirect material domestic subsidiaries (collectively, the “Guarantors”) and by the Company effective with the April 2013 refinancing. In addition, subject to certain exceptions, the Senior Secured Credit Facility is collateralized by first priority or equivalent security interests in (i) all the capital stock of, or other equity interests in, each direct or indirect domestic subsidiary of Pinnacle Foods Finance and 65% of the capital stock of, or other equity interests in, each direct foreign subsidiary of Pinnacle Foods Finance, or any of its material domestic wholly-owned subsidiaries and (ii) certain tangible and intangible assets of Pinnacle Foods Finance and those of the Guarantors (subject to certain exceptions and qualifications).
The total combined amount of the Senior Secured Credit Facility Loans that were owed to affiliates of Blackstone as of June 30, 2013 and December 30, 2012, was $52,119 and $63,097, respectively.

As of June 30, 2013 and December 30, 2012 there were no borrowings outstanding for the Revolving Credit Facility, except in respect of letters of credit as set forth below, however, the eurocurrency rate would have been 2.69% and 3.71%. For the three and six months ended June 30, 2013, the weighted average interest rate on the term loan components of the Senior Secured Credit Facility was 3.55% and 3.82%, respectively. For the three and six months ended June 24, 2012, the weighted average interest rate on the term loan components of the Senior Secured Credit Facility was 3.64%, and 3.57%, respectively. As of June 30, 2013 and December 30, 2012 the eurocurrency interest rate on the term loan facilities was 3.25% and 4.08%, respectively.
Pinnacle Foods Finance pays a fee for all outstanding letters of credit drawn against the Revolving Credit Facility at an annual rate equivalent to the applicable eurocurrency rate margin then in effect under the Revolving Credit Facility, plus the fronting fee payable in respect of the applicable letter of credit. The fronting fee is equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letter of credit. The fronting fees are computed on a quarterly basis in arrears. Total letters of credit issued under the Revolving Credit Facility cannot exceed $50,000. As of June 30, 2013 and December 30, 2012, Pinnacle Foods Finance had utilized $33,972 and $33,453, respectively of the Revolving Credit Facility for letters of credit. As of June 30, 2013 and December 30, 2012, respectively, there was $116,028 and $116,547 of borrowing capacity under the Revolving Credit Facility, of which $16,028 and $16,547 was available to be used for letters of credit.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Under the terms of the Senior Secured Credit Facility, Pinnacle Foods Finance is required to use 50% of its “Excess Cash Flow” to prepay the term loans under the Senior Secured Credit Facility (which percentage will be reduced to 25% at a total leverage ratio of 4.50 to 5.49 and to 0% at a total leverage ratio below 4.50). As of June 30, 2013, the Company had a total leverage ratio of 4.21. Excess Cash Flow is defined as consolidated net income (as defined), as adjusted for certain items, including (1) all non-cash charges and credits included in arriving at consolidated net income, (2) changes in working capital, (3) capital expenditures (to the extent they were not financed with debt), (4) the aggregate amount of principal payments on indebtedness and (5) certain other items defined in the Senior Secured Credit Facility. For the 2012 reporting year Pinnacle Foods Finance determined that there were no amounts due under the Excess Cash Flow requirements of the Senior Secured Credit Facility. In December 2013, Pinnacle Foods Finance will determine if amounts are due under the Excess Cash Flow requirements of the Senior Secured Credit Facility for the 2013 reporting year.

The term loans under the Senior Secured Credit Facility mature in quarterly installments of 0.25% of their aggregate funded total principal amount. The aggregate maturities of the Tranche G Term Loans outstanding as of June 30, 2013 are $4.1 million in the remainder of 2013, $16.3 million in 2014, $16.3 million in 2015, $16.3 million in 2016, $20.4 million in 2017 and $1,552.6 million thereafter.

Pursuant to the terms of the Senior Secured Credit Facility, Pinnacle Foods Finance is required to maintain a ratio of Net First Lien Secured Debt to Adjusted EBITDA of no greater than 5.75 to 1.00. Net First Lien Secured Debt is defined as aggregate consolidated secured indebtedness, less the aggregate amount of all unrestricted cash and cash equivalents. In addition, under the Senior Secured Credit Facility and the indenture governing the Senior Notes, Pinnacle Foods Finance's ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Senior Secured Leverage Ratio (which is currently the same as the ratio of Net First Lien Secured Debt to Adjusted EBITDA above), in the case of the Senior Secured Credit Facility, or to the ratio of Adjusted EBITDA to fixed charges for the most recently concluded four consecutive fiscal quarters, in the case of the Senior Notes. The Senior Secured Credit Facility also permits restricted payments up to an aggregate amount of (together with certain other amounts) the greater of $50 million and 2% of Pinnacle Foods Finance's consolidated total assets, so long as no default has occurred and is continuing and its pro forma Senior Secured Leverage Ratio would be no greater than 4.25 to 1.00. As of June 30, 2013 the Company is in compliance with all covenants and other obligations under the Senior Secured Credit Facility and the indenture governing the Senior Notes.
Senior Notes and Senior Subordinated Notes

On April 3, 2013, the Company completed its IPO which is further described in Note 1. A portion of the proceeds was used to redeem the entire $465.0 million in aggregate principal amount of Pinnacle Foods Finance's 9.25% Senior Notes at a redemption price of 100.0%.

On April 29, 2013, as part of the April 2013 Refinancing, Pinnacle Foods Finance, an indirect subsidiary of the Company, issued $350.0 million aggregate principal amount of 4.875% Senior Notes (the "4.875% Senior Notes") due 2021.

As a result of the April 2013 Refinancing, Pinnacle Foods Finance used a portion of the proceeds from the Tranche G Term Loans and the 4.875% Senior Notes issuance to redeem $400.0 million in aggregate principal amount of Pinnacle Foods Finance's 8.25% Senior Notes due 2017 at a redemption price of 108.5%.
The 4.875% Senior Notes are general unsecured obligations of Pinnacle Foods Finance, effectively subordinated in right of payment to all existing and future senior secured indebtedness of Pinnacle Foods Finance and guaranteed on a full, unconditional, joint and several basis by Pinnacle Foods Finance’s wholly-owned domestic subsidiaries that guarantee other indebtedness of Pinnacle Foods Finance. See Note 17 for the condensed Consolidated Financial Statements for Guarantor and Nonguarantor Financial Statements.
Pinnacle Foods Finance may redeem some or all of the 4.875% Senior Notes at any time prior to May 1, 2016 at a price equal to 100% of the principal amount of notes redeemed plus the Applicable Premium as of, and accrued and unpaid interest to, the redemption date, subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date. The “Applicable Premium” is defined as the greater of (1) 1.0% of the principal amount of such note and (2) the excess, if any, of (a) the present value at such redemption date of (i) the redemption price of such 4.875% Senior Notes at May 1, 2016, plus (ii) all required interest payments due on such 4.875% Senior Notes through May 1, 2016 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the treasury rate plus 50 basis points over (b) the principal amount of such note.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Pinnacle Foods Finance may redeem the 4.875% Senior Notes at the redemption prices listed below, if redeemed during the twelve-month period beginning on May 1st of each of the years indicated below:

4.875% Senior Notes
Year	Percentage
2016	103.656%
2017	102.438%
2018	101.219%
2019 and thereafter	100.000%

In addition, until May 1, 2016, Pinnacle Foods Finance may redeem up to 35% of the aggregate principal amount of the 4.875% Senior Notes at a redemption price equal to 104.875% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, subject to the right of holders of the 4.875% Senior Notes of record on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds received by Pinnacle Foods Finance from one or more equity offerings; provided that (i) at least 50% of the aggregate principal amount of the 4.875% Senior Notes originally issued under the indenture remains outstanding immediately after the occurrence of each such redemption and (ii) each such redemption occurs within 120 days of the date of closing of each such equity offering.
As market conditions warrant, Pinnacle Foods Finance and its subsidiaries, affiliates or significant equity holders (including Blackstone and its affiliates) may from time to time, in its or their sole discretion, purchase, repay, redeem or retire any of Pinnacle Foods Finance’s outstanding debt or equity securities (including any publicly issued debt or equity securities), in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

The estimated fair value of the Company’s long-term debt, including the current portion, as of June 30, 2013, is as follows:

	June 30, 2013
Issue	Face Value	Fair Value
Senior Secured Credit Facility - Tranche G Term Loans	1,625,925	1,611,698
4.875% Senior Notes	350,000	334,250
	$1,975,925	$1,945,948

The estimated fair value of the Company’s long-term debt, including the current portion, as of December 30, 2012, is as follows:

	December 30, 2012
Issue	Face Value	Fair Value
Senior Secured Credit Facility - Tranche B Non Extended Term Loans	243,264	244,480
Senior Secured Credit Facility - Tranche B Extended Term Loans	637,906	641,095
Senior Secured Credit Facility - Tranche E Term Loans	398,000	400,985
Senior Secured Credit Facility - Tranche F Term Loans	448,875	452,242
9.25% Senior Notes	465,000	471,975
8.25% Senior Notes	400,000	427,000
	$2,593,045	$2,637,777

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
Pinnacle Foods Pension Plan
The Company maintains a non-contributory defined benefit pension plan (the “Pinnacle Foods Pension Plan”) that covers eligible union employees and provides benefits generally based on years of service and employees’ compensation. The plan is frozen for future benefits. The Pinnacle Foods Pension Plan is funded in conformity with the funding requirements of applicable government regulations. Plan assets consist principally of cash equivalents, equity and fixed income common collective trusts. Plan assets do not include any of the Company’s own equity or debt securities.
The following represents the components of net periodic (benefit) cost:

	Pinnacle Foods Pension Plan
	Three months ended		Six months ended
Pension Benefits	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Service cost	$—	$277	$—	$555
Interest cost	892	1,028	1,913	2,056
Expected return on assets	(1,125)	(1,089)	(2,250)	(2,178)
Amortization of:
Prior service cost	—	10	—	21
Actuarial loss	116	447	361	894
Net periodic cost	$(117)	$673	$24	$1,348

Cash Flows
Contributions. Due to changes in Federal laws passed in July 2012  governing pension funding requirements, our required payments for pension funding are lower in fiscal 2013 than they were in fiscal 2012. In fiscal 2013, the Company expects to make contributions of $2.7 million to the Pinnacle Foods Pension Plan, of which minimum required payments of $0.7 million and $0.8 million were made in the three and six months ended June 30, 2013, respectively. The Company made contributions to the pension plan totaling $4.1 million in fiscal 2012, of which $1.1 million and $2.0 million were made in the three and six months ended June 24, 2012, respectively.
Birds Eye Foods Pension Plan
The Company’s Birds Eye Foods Pension Plan (the “Birds Eye Foods Pension Plan”) consists of hourly and salaried employees and has primarily non-contributory defined-benefit schedules. The plan is frozen for future benefits.
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
The following represents the components of net periodic (benefit) cost:

	Birds Eye Foods Pension Plan
	Three months ended		Six months ended
Pension Benefits	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Service cost	$—	$52	$—	$105
Interest cost	1,768	1,928	3,585	3,856
Expected return on assets	(2,249)	(2,086)	(4,497)	(4,172)
Amortization of actuarial loss	159	87	370	174
Net periodic (benefit) cost	$(322)	$(19)	$(542)	$(37)

Cash Flows
Contributions. Due to changes in Federal laws passed in July 2012  governing pension funding requirements, our required payments for pension funding are lower in fiscal 2013 than they were in fiscal 2012. In fiscal 2013, the Company expects to make contributions of $5.2 million to the Birds Eye Foods Pension Plan, of which minimum required payments of $1.4 million and $1.6 million were made in the three and six months ended June 30, 2013, respectively. The Company made contributions to the pension plan totaling $8.4 million in fiscal 2012, of which $1.9 million and $3.7 million were made in the three and six months ended June 24, 2012, respectively.
Multi-employer Plans

Pinnacle contributes to the United Food and Commercial Workers International Union Industry Pension Fund (EIN 51-6055922) (the "UFCW Plan") under the terms of the collective-bargaining agreement with its Fort Madison employees. On February 14, 2013, a new four year collective bargaining agreement, effective through September 2016, was ratified by our 450 Fort Madison union employees.

For the three and six months ended June 30, 2013, contributions to the UFCW Plan were $246 and $435, respectively. For the three and six months and June 24, 2012, contributions to the UFCW Plan were $187 and $371, respectively. The contributions to this plan are paid monthly based upon the number of employees. They represent less than 5% of the total contributions received by this plan during the most recent plan year.

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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three and six months ended June 30, 2013 and June 24, 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

The second quarter 2013 IPO (Note 1) and debt refinancings (Note 9) resulted in significant changes to the Company's debt profile. For the two $650 million interest rate swaps in place at the time that were scheduled to mature April 2014, it became probable that the associated original forecasted transactions would not occur. As such, the Company discontinued hedge accounting and accelerated the reclassification of amounts in AOCL to earnings as a result of the hedged forecasted transactions becoming probable not to occur. In the second quarter 2013, these accelerated amounts resulted in a $2.8 million charge to interest expense ($1.7 million, net of tax benefits) and a $9.1 million non-cash charge to the provision for income tax expenses related to the release of deferred tax charges recorded in Other comprehensive income (see Note 15 for additional details). Prospective changes in the fair value of these derivatives no longer designated in hedging relationships will be recorded directly in earnings.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

As of June 30, 2013, the Company had the following interest rate swaps that were designated as cash flow hedges of interest rate risk:

Product	Number of Instruments	Current Notional Amount	Fixed Rate Range	Index	Trade Dates	Maturity Dates
Interest Rate Swaps	14	$1,333,000	0.76% - 2.97%	USD-LIBOR-BBA	Apr 2013	Apr 2014 - Apr 2020

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive loss (“AOCL”) in the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in AOCL related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $304 will be reclassified as an increase to Interest expense.

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
As of June 30, 2013, the Company had the following foreign currency exchange contracts (in aggregate) that were designated as cash flow hedges of foreign exchange risk:

Product	Number of Instruments	Notional Sold in Aggregate in ("CAD")	Notional Purchased in Aggregate in ("USD")	USD to CAD Exchange Rates	Trade Date	Maturity Dates
CAD Forward	7	$25,850	$26,118	0.987 - 0.993	Sep 2012	Jul 2013 - Dec 2013

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

As of June 30, 2013, the Company had the following derivative instruments that were not designated in qualifying hedging relationships:

Commodity Contracts	Number of Instruments	Notional Amount	Price/Index	Trade Dates	Maturity Dates
Diesel Fuel Contracts	2	4,094,194 Gallons	$3.74 - $3.95 per Gallon	April 2013	December 2013
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Balance Sheets as of June 30, 2013 and December 30, 2012.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value as of June 30, 2013	Balance Sheet Location	Fair Value as of June 30, 2013
Derivatives designated as hedging instruments
Interest Rate Contracts	Other assets, net	$29,170	Accrued liabilities	$23
Foreign Exchange Contracts	Other current assets	1,593
Total derivatives designated as hedging instruments		$30,763		$23
Derivatives not designated as hedging instruments
Interest Rate Contracts			Accrued liabilities	$1,715
Commodity Contracts			Accrued liabilities	188
Total derivatives not designated as hedging instruments		$—		$1,903

	Balance Sheet Location	Fair Value as of December 30, 2012	Balance Sheet Location	Fair Value as of December 30, 2012
Derivatives designated as hedging instruments
Interest Rate Contracts			Other long-term liabilities	$3,807
Foreign Exchange Contracts	Other current assets	$605
	Other assets, net	33
Total derivatives designated as hedging instruments		$638		$3,807
Derivatives not designated as hedging instruments
Commodity Contracts	Other current assets	$525	Accrued liabilities	$682
Total derivatives not designated as hedging instruments		$525		$682

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

The table below presents the effect of the Company’s derivative financial instruments in the Consolidated Statements of Operations and Accumulated other comprehensive loss ("AOCL") for the three and six months ended June 30, 2013 and June 24, 2012.

Tabular Disclosure of the Effect of Derivative Instruments

Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	Recognized in AOCL on Derivative (Effective Portion)	Effective portion reclassified from AOCL to:	Reclassified from AOCL into Earnings (Effective Portion)		Ineffective portion recognized in Earnings in:	Recognized in Earnings on Derivative (Ineffective Portion)
Interest Rate Contracts	$28,837	Interest expense	$(3,093)	(a)	Interest expense	$16
Foreign Exchange Contracts	894	Cost of products sold	490		Cost of products sold	6
Three months ended June 30, 2013	$29,731		$(2,603)			$22

Interest Rate Contracts	$28,706	Interest expense	$(3,945)	(a)	Interest expense	$26
Foreign Exchange Contracts	1,629	Cost of products sold	682		Cost of products sold	7
Six months ended June 30, 2013	$30,335		$(3,263)			$33

Interest Rate Contracts	$(1,994)	Interest expense	$(3,837)		Interest expense	$—
Foreign Exchange Contracts	756	Cost of products sold	170		Cost of products sold	(12)
Three months ended June 24, 2012	$(1,238)		$(3,667)			$(12)

Interest Rate Contracts	$(5,377)	Interest expense	$(8,327)		Interest expense	$(1)
Foreign Exchange Contracts	(170)	Cost of products sold	203		Cost of products sold	(26)
Six months ended June 24, 2012	$(5,547)		$(8,124)			$(27)

Derivatives Not Designated as Hedging Instruments		Recognized in Earnings in:	Recognized in Earnings on Derivative
Commodity Contracts		Cost of products sold	$(302)
Interest Rate Contracts		Interest expense	165
Three months ended June 30, 2013			$(137)

Commodity Contracts		Cost of products sold	$(97)
Interest Rate Contracts		Interest expense	165
Six months ended June 30, 2013			$68

Commodity Contracts		Cost of products sold	$(3,110)
Three months ended June 24, 2012			$(3,110)

Commodity Contracts		Cost of products sold	$(2,367)
Six months ended June 24, 2012			$(2,367)

(a) Includes $2.8 million of accelerated reclassifications out of AOCL.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Credit risk-related contingent features
The Company has agreements with certain counterparties that contain a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of June 30, 2013, the Company has not posted any collateral related to these agreements. If the Company had breached this provision at June 30, 2013, it could have been required to settle its obligations under the agreements at their termination value, which differs from the recorded fair value. The table below summarizes the aggregate fair values of those derivatives that contain credit risk-related contingent features as of June 30, 2013 and December 30, 2012.
June 30, 2013

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$12,150	$(210)	$(147)	$12,087
	Commodity Contracts	(188)	—	—	(188)
Bank of America	Interest Rate Contracts	9,888	(13)	—	9,875
Credit Suisse	Interest Rate Contracts	5,396	4	(72)	5,472
	Foreign Exchange Contracts	1,594	(1)	—	1,593
Total		$28,840	$(220)	$(219)	$28,839

December 30, 2012

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$(2,063)	$31	$(128)	$(1,904)
	Commodity Contracts	(158)	—	—	(158)
Credit Suisse	Interest Rate Contracts	(2,063)	32	(128)	(1,903)
	Foreign Exchange Contracts	636	3	—	639
Total		$(3,648)	$66	$(256)	$(3,326)

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
Aunt Jemima Breakfast Recall

On January 27, 2012, the Company issued a voluntary recall for certain Aunt Jemima frozen pancakes due to potential cross contamination. The net cost of this recall for the three and six months ended June 24, 2012, was $0.0 million and $3.3 million, respectively. Charges for the recall are reported in the Birds Eye Frozen Division.

13. Related Party Transactions

At the closing of its acquisition by Blackstone, the Company entered into an advisory agreement with an affiliate of Blackstone pursuant to which such entity or its affiliates provide certain strategic and structuring advice and assistance to the Company. In addition, under this agreement, affiliates of Blackstone provide certain monitoring, advisory and consulting services to the Company for an aggregate annual management fee equal to the greater of $2,500 or 1.0% of Covenant Compliance EBITDA (as defined in the credit agreement governing the Company’s Senior Secured Credit Facility). Affiliates of Blackstone also receive reimbursement for out-of-pocket expenses. Expenses relating to the management fee, which were recorded in Administrative expenses, were $0 and $1,148 in the three and six months ended June 30, 2013, respectively. Expenses relating to the management fee were $1,034 and $2,222 in the three and six months ended June 24, 2012, respectively. There were no out-of-pocket expenses reimbursed to Blackstone in the three and six months ended June 30, 2013. The Company reimbursed Blackstone for out-of-pocket expenses totaling $0 and $123 in three and six months ended June 24, 2012, respectively.

On April 3, 2013, and in connection with the Company's IPO described in Note 1 of the Consolidated Financial Statements, "Summary of Business Activities", the advisory agreement was terminated in accordance with its terms for a fee paid of $15.1 million. In addition, prepaid expenses for related party management fees of $3,345 that were recorded to Other current assets were expensed.
Customer Purchases
Performance Food Group Company, which is controlled by affiliates of Blackstone, is a foodservice supplier that purchases products from the Company. Sales to Performance Food Group Company were $935 and $2,079 in the three and six months ended June 30, 2013, respectively. Sales to Performance Food Group Company were $1,113 and $2,359 in the three and six months ended June 24, 2012, respectively. As of June 30, 2013 and December 30, 2012, amounts due from Performance Food Group Company were $26 and $68, respectively, and were recorded on the Accounts receivable, net of allowances line in the Consolidated Balance Sheets.
Interest Expense
For the three and six months ended June 30, 2013, fees and interest expense recognized in the Consolidated Statements of Operations for debt owed to affiliates of Blackstone Advisors L.P. totaled $347 and $926, respectively. For the three and six months ended June 24, 2012, fees and interest expense recognized in the Consolidated Statements of Operations for debt to affiliates of Blackstone Advisors L.P. totaled $755 and $2,086, respectively. As of June 30, 2013 and December 30, 2012, debt owed to related parties was $52,119 and $63,097, respectively and was recorded on the Long-term debt in the Consolidated Balance Sheets. As of June 30, 2013 and December 30, 2012, interest accrued on debt owed to related parties was $292 and $173, respectively, and was recorded on the Accrued liabilities line in the Consolidated Balance Sheets.

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
The Company refers to the sum of the Birds Eye Frozen Division and the Duncan Hines Grocery Division as the North American retail businesses.
The Specialty Foods Division consists of snack products (Tim's Cascade and Snyder of Berlin) and the foodservice and private label businesses.
Segment performance is evaluated by the Company’s Chief Operating Decision Maker and is based on earnings before interest and taxes. Transfers between segments and geographic areas are recorded at cost plus markup or at market. Identifiable assets are those assets, including goodwill, which are identified with the operations in each segment or geographic region. Corporate assets consist of prepaid and deferred tax assets. Unallocated corporate expenses consist of corporate overhead such as executive management, finance and legal functions and IPO and refinancing related charges.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

	Three months ended		Six months ended
SEGMENT INFORMATION	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Net sales
Birds Eye Frozen	$244,040	$241,113	$536,491	$531,653
Duncan Hines Grocery	238,821	249,587	466,029	471,588
Specialty Foods	86,183	97,895	179,505	202,279
Total	$569,044	$588,595	$1,182,025	$1,205,520
Earnings before interest and taxes
Birds Eye Frozen	$36,527	$29,923	$85,453	$67,153
Duncan Hines Grocery	29,702	24,495	59,134	50,789
Specialty Foods	4,875	5,265	13,061	12,141
Unallocated corporate expenses	(60,133)	(17,694)	(66,006)	(22,924)
Total	$10,971	$41,989	$91,642	$107,159
Depreciation and amortization
Birds Eye Frozen	$9,339	$9,156	$18,627	$19,323
Duncan Hines Grocery	5,489	8,234	11,316	14,558
Specialty Foods	3,927	4,177	8,082	8,175
Total	$18,755	$21,567	$38,025	$42,056
Capital expenditures*
Birds Eye Frozen	$14,901	$13,615	$25,011	$21,389
Duncan Hines Grocery	8,557	6,268	19,166	10,163
Specialty Foods	3,916	2,859	6,107	4,695
Total	$27,374	$22,742	$50,284	$36,247
GEOGRAPHIC INFORMATION
Net sales
United States	$562,492	$582,896	$1,169,073	$1,195,175
Canada	21,932	20,917	42,548	39,380
Intercompany	(15,380)	(15,218)	(29,596)	(29,035)
Total	$569,044	$588,595	$1,182,025	$1,205,520

 *Includes new capital leases.

SEGMENT INFORMATION	June 30, 2013	December 30, 2012
Total assets
Birds Eye Frozen	$1,981,411	$1,978,668
Duncan Hines Grocery	1,958,944	1,965,002
Specialty Foods	356,733	356,722
Corporate	116,987	99,596
Total	$4,414,075	$4,399,988
GEOGRAPHIC INFORMATION
Long-lived assets
United States	$513,648	$493,640
Canada	21	26
Total	$513,669	$493,666

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

15. Taxes on Earnings

The provision (benefit) for income taxes and related effective tax rates for the three and six months ended June 30, 2013 and June 24, 2012, respectively, were as follows:

	Three months ended		Six months ended
Provision (benefit) for Income Taxes	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Current	$774	$(736)	$1,494	$158
Deferred	(5,549)	(7,199)	8,953	(2,016)
Total	$(4,775)	$(7,935)	$10,447	$(1,858)

Effective tax rate	13.0%	42.9%	306.9%	64.5%

Income taxes are accounted for in accordance with the authoritative guidance for accounting for income taxes under which deferred tax assets and liabilities are determined based on the difference between their financial statement basis and tax basis, using enacted tax rates in effect for the year in which the differences are expected to reverse.

During the three and six months ended June 30, 2013, the Company refinanced all of its outstanding debt (Note 9) and the Company discontinued hedge accounting for interest rate swaps in effect at that time (Note 11). Effective with the swap termination, deferred tax expense of $9.1 million, which was recorded in Accumulated Other Comprehensive Loss through the swap termination date, was reclassified as a non-cash deferred tax expense in the provision for income taxes through the consolidated statement of operations. During the three and six months ended June 24, 2012, the Company announced restructuring plans (Note 8) that were projected to decrease our future state effective tax rate, resulting in a net benefit of $2.1 million to the tax provision and a corresponding decrease to our net deferred tax liabilities.

The Company regularly evaluates its deferred tax assets for future realization.  A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized.  Changes in valuation allowances from period to period are included in the Company's tax provision in the period of change.

As of June 30, 2013 and June 24, 2012, the Company maintained a valuation allowance for certain state net operating loss (“NOL”) carryovers, state tax credit carryovers and foreign loss carryovers. For the three and six months ended June 30, 2013 a benefit of $1.5 million was recognized to the income tax provision for reduction of the valuation allowance for state NOL carryovers and state credits attributable to a projected decrease of interest expense from the IPO and the April 2013 refinancing. For the three and six months ended June 24, 2012, a charge of $1.9 million was recognized to the income tax provision, principally related to the realizability of state NOL carryovers and state credits due to the aforementioned restructuring plans.

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

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” (“ASU 2013-11”). The update provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. The Company will adopt this standard in December 2013. The Company anticipates that adoption of the standard will not have a material impact on its Consolidated Financial Statements.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

17. Guarantor and Nonguarantor Statements
The 4.875% Senior Notes are general senior unsecured obligations of Pinnacle Foods Finance, effectively subordinated in right of payment to all existing and future senior secured indebtedness of Pinnacle Foods Finance and guaranteed on a full, unconditional, joint and several basis by the Company and Pinnacle Foods Finance's 100% owned domestic subsidiaries that guarantee other indebtedness of the Company.
The following condensed consolidating financial information presents:

(1)	(a) Condensed consolidating balance sheets as of June 30, 2013 and December 30, 2012.
(b) The related condensed consolidating statements of operations and comprehensive earnings for the Company, Pinnacle Foods Finance, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Three and six months ended June 30, 2013; and
ii. Three and six months ended June 24, 2012.

(c) The related condensed consolidating statements of cash flows for the Company, Pinnacle Foods Finance, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Six months ended June 30, 2013; and
ii. Six months ended June 24, 2012.

(2)	Elimination entries necessary to consolidate the Company, Pinnacle Foods Finance with its guarantor subsidiaries and non-guarantor subsidiaries.
Investments in subsidiaries are accounted for by the parent using the equity method of accounting. The guarantor subsidiaries are presented on a combined basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions and include a reclassification entry of net non-current deferred tax assets to non-current deferred tax liabilities.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Balance Sheet June 30, 2013

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$—	$104,417	$12,109	$—	$116,526
Accounts receivable, net	—	—	140,178	8,679	—	148,857
Intercompany accounts receivable	21,107	—	209,225	—	(230,332)	—
Inventories, net	—	—	282,771	6,203	—	288,974
Other current assets	—	1,593	13,923	373	—	15,889
Deferred tax assets	—	(670)	115,600	(176)	—	114,754
Total current assets	21,107	923	866,114	27,188	(230,332)	685,000
Plant assets, net	—	—	513,648	21	—	513,669
Investment in subsidiaries	1,517,847	1,903,953	12,290	—	(3,434,090)	—
Intercompany note receivable	—	1,507,810	7,270	9,800	(1,524,880)	—
Tradenames	—	—	1,603,992	—	—	1,603,992
Other assets, net	—	45,124	124,650	145	—	169,919
Deferred tax assets	—	277,652	—	—	(277,652)	—
Goodwill	—	—	1,441,495	—	—	1,441,495
Total assets	$1,538,954	$3,735,462	$4,569,459	$37,154	$(5,466,954)	$4,414,075
Current liabilities:
Short-term borrowings	$—	$—	$1,342	$—	$—	$1,342
Current portion of long-term obligations	—	16,300	3,920	—	—	20,220
Accounts payable	—	83	115,698	1,365	—	117,146
Intercompany accounts payable	—	221,742	—	8,590	(230,332)	—
Accrued trade marketing expense	—	—	32,773	3,681	—	36,454
Accrued liabilities	—	15,015	87,955	413	—	103,383
Dividends payable	21,107	—	—	—	—	21,107
Total current liabilities	21,107	253,140	241,688	14,049	(230,332)	299,652
Long-term debt	—	1,951,127	22,060	—	—	1,973,187
Intercompany note payable	—	—	1,517,140	7,740	(1,524,880)	—
Pension and other postretirement benefits	—	—	97,084	—	—	97,084
Other long-term liabilities	—	—	21,349	2,730	—	24,079
Deferred tax liabilities	—	13,348	766,185	345	(277,652)	502,226
Total liabilities	21,107	2,217,615	2,665,506	24,864	(2,032,864)	2,896,228
Commitments and contingencies (Note 12)
Shareholder’s equity:
Pinnacle common stock	1,171	—	—	—	—	1,171
Additional paid-in-capital	1,323,433	1,324,604	1,284,776	2,324	(2,611,704)	1,323,433
Retained earnings	224,804	224,804	671,259	9,100	(905,163)	224,804
Accumulated other comprehensive loss	(31,561)	(31,561)	(52,082)	866	82,777	(31,561)
Total Shareholders' equity	1,517,847	1,517,847	1,903,953	12,290	(3,434,090)	1,517,847
Total liabilities and shareholders' equity	$1,538,954	$3,735,462	$4,569,459	$37,154	$(5,466,954)	$4,414,075

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings For the three months ended June 30, 2013

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$562,492	$21,932	$(15,380)	$569,044
Cost of products sold	—	289	421,143	18,317	(15,133)	424,616
Gross profit	—	(289)	141,349	3,615	(247)	144,428
Operating expenses
Marketing and selling expenses	—	865	44,468	2,175	—	47,508
Administrative expenses	—	13,887	30,571	869	—	45,327
Research and development expenses	—	64	2,725	—	—	2,789
Intercompany royalties	—	—	—	19	(19)	—
Intercompany technical service fees	—	—	—	228	(228)	—
Other expense (income), net	—	34,180	3,653	—	—	37,833
Equity in (earnings) loss of investees	31,839	(27,046)	(169)	—	(4,624)	—
Total operating expenses	31,839	21,950	81,248	3,291	(4,871)	133,457
Earnings before interest and taxes	(31,839)	(22,239)	60,101	324	4,624	10,971
Intercompany interest (income) expense	—	(15,261)	15,220	41	—	—
Interest expense	—	47,137	483	7	—	47,627
Interest income	—	—	31	11	—	42
Earnings before income taxes	(31,839)	(54,115)	44,429	287	4,624	(36,614)
Provision (benefit) for income taxes	—	(22,276)	17,383	118	—	(4,775)
Net earnings	$(31,839)	$(31,839)	$27,046	$169	$4,624	$(31,839)

Total comprehensive earnings (loss)	$(2,970)	$(2,970)	$27,399	$361	$(24,790)	$(2,970)

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings For the three months ended June 24, 2012

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$582,896	$20,917	$(15,218)	$588,595
Cost of products sold	—	52	453,257	18,107	(14,977)	456,439
Gross profit	—	(52)	129,639	2,810	(241)	132,156
Operating expenses
Marketing and selling expenses	—	120	45,575	2,509	—	48,204
Administrative expenses	—	801	22,537	788	—	24,126
Research and development expenses	—	9	3,318	—	—	3,327
Intercompany royalties	—	—	—	15	(15)	—
Intercompany technical service fees	—	—	—	226	(226)	—
Other expense (income), net	—	10,785	3,725	—	—	14,510
Equity in (earnings) loss of investees	10,560	(18,797)	586	—	7,651	—
Total operating expenses	10,560	(7,082)	75,741	3,538	7,410	90,167
Earnings before interest and taxes	(10,560)	7,030	53,898	(728)	(7,651)	41,989
Intercompany interest (income) expense	—	(23,411)	23,381	30	—	—
Interest expense	—	59,960	560	7	—	60,527
Interest income	—	—	43	—	—	43
Earnings (loss) before income taxes	(10,560)	(29,519)	30,000	(765)	(7,651)	(18,495)
Provision (benefit) for income taxes	—	(18,959)	11,203	(179)	—	(7,935)
Net earnings (loss)	$(10,560)	$(10,560)	$18,797	$(586)	$(7,651)	$(10,560)

Total comprehensive earnings	$(9,083)	$(9,083)	$19,221	$(175)	$(9,963)	$(9,083)

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings For the six months ended June 30, 2013

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$1,169,073	$42,548	$(29,596)	$1,182,025
Cost of products sold	—	301	875,626	35,882	(29,053)	882,756
Gross profit	—	(301)	293,447	6,666	(543)	299,269
Operating expenses
Marketing and selling expenses	—	935	88,369	3,832	—	93,136
Administrative expenses	—	14,465	51,634	1,786	—	67,885
Research and development expenses	—	69	5,047	—	—	5,116
Intercompany royalties	—	—	—	28	(28)	—
Intercompany technical service fees	—	—	—	515	(515)	—
Other expense (income), net	—	34,180	7,310	—	—	41,490
Equity in (earnings) loss of investees	7,043	(62,471)	(258)	—	55,686	—
Total operating expenses	7,043	(12,822)	152,102	6,161	55,143	207,627
Earnings before interest and taxes	(7,043)	12,521	141,345	505	(55,686)	91,642
Intercompany interest (income) expense	—	(38,551)	38,478	73	—	—
Interest expense	—	87,217	1,052	14	—	88,283
Interest income	—	—	33	12	—	45
Earnings before income taxes	(7,043)	(36,145)	101,848	430	(55,686)	3,404
Provision (benefit) for income taxes	—	(29,102)	39,377	172	—	10,447
Net earnings	$(7,043)	$(7,043)	$62,471	$258	$(55,686)	$(7,043)

Total comprehensive earnings (loss)	$22,949	$22,949	$63,508	$854	$(87,311)	$22,949

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings For the six months ended June 24, 2012

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$1,195,175	$39,380	$(29,035)	$1,205,520
Cost of products sold	—	106	930,557	35,590	(28,566)	937,687
Gross profit	—	(106)	264,618	3,790	(469)	267,833
Operating expenses
Marketing and selling expenses	—	241	88,499	3,464	—	92,204
Administrative expenses	—	1,820	41,341	1,579	—	44,740
Research and development expenses	—	18	5,516	—	—	5,534
Intercompany royalties	—	—	—	28	(28)	—
Intercompany technical service fees	—	—	—	441	(441)	—
Other expense (income), net	—	10,785	7,411	—	—	18,196
Equity in (earnings) loss of investees	1,021	(44,566)	1,359	—	42,186	—
Total operating expenses	1,021	(31,702)	144,126	5,512	41,717	160,674
Earnings before interest and taxes	(1,021)	31,596	120,492	(1,722)	(42,186)	107,159
Intercompany interest (income) expense	—	(46,834)	46,774	60	—	—
Interest expense	—	108,916	1,209	14	—	110,139
Interest income	—	—	101	—	—	101
Earnings before income taxes	(1,021)	(30,486)	72,610	(1,796)	(42,186)	(2,879)
Provision (benefit) for income taxes	—	(29,465)	28,044	(437)	—	(1,858)
Net earnings	$(1,021)	$(1,021)	$44,566	$(1,359)	$(42,186)	$(1,021)

Total comprehensive earnings (loss)	$520	$520	$44,381	$(1,497)	$(43,404)	$520

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Cash Flows For the six months ended June 30, 2013
	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$(55,886)	$165,264	$2,739	$—	$112,117
Cash flows from investing activities
Intercompany accounts receivable/payable	—	99,748	—	—	(99,748)	—
Investment in subsidiaries	(624,146)	—	—	—	624,146	—
Capital expenditures	—	—	(43,823)	—	—	(43,823)
Sale of plant assets	—	—	1,775	—	—	1,775
Net cash (used in) provided by investing activities	(624,146)	99,748	(42,048)	—	524,398	(42,048)
Cash flows from financing activities
Proceeds from issuance of initial public offering	623,929	—	—	—	—	623,929
Proceeds from issuance of common stock	217	—	—	—	—	217
Proceeds from bond offering	—	350,000	—	—	—	350,000
Proceeds from bank term loans	—	1,625,925	—	—	—	1,625,925
Repayments of long-term obligations	—	(1,732,071)	—	—	—	(1,732,071)
Repurchase of notes	—	(899,180)	—	—	—	(899,180)
Proceeds from short-term borrowing	—	—	1,935	—	—	1,935
Repayments of short-term borrowing	—	—	(2,732)	—	—	(2,732)
Intercompany accounts receivable/payable	—	—	(99,748)		99,748	—
Repayment of capital lease obligations	—	—	(1,377)	—	—	(1,377)
Investment from parent	—	624,146	—	—	(624,146)	—
Parent reduction in investment in subsidiary	191	(191)	—	—	—	—
Repurchases of equity	(191)	—	—	—	—	(191)
Debt acquisition costs	—	(12,491)	—	—	—	(12,491)
Net cash (used in) provided by financing activities	624,146	(43,862)	(101,922)	—	(524,398)	(46,036)
Effect of exchange rate changes on cash	—	—	—	212	—	212
Net change in cash and cash equivalents	—	—	21,294	2,951	—	24,245
Cash and cash equivalents - beginning of period	—	—	83,123	9,158	—	92,281
Cash and cash equivalents - end of period	$—	$—	$104,417	$12,109	$—	$116,526

Supplemental disclosures of cash flow information:
Interest paid	$—	$76,725	$1,009	$—	$—	$77,734
Interest received	—	—	34	11	—	45
Income taxes paid	—	—	1,939	205	—	2,144
Non-cash investing and financing activities:
New capital leases	—	—	6,461	—	—	6,461
Dividends payable	21,107	—	—	—	—	21,107

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Cash Flows For the six months ended June 24, 2012

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$(52,432)	$118,664	$1,465	$—	$67,697
Cash flows from investing activities
Intercompany accounts receivable/payable	—	176,331	—	—	(176,331)	—
Repayments of intercompany loans	—	34,604	—	—	(34,604)	—
Capital expenditures	—	—	(34,699)	—	—	(34,699)
Net cash (used in) provided by investing activities	—	210,935	(34,699)	—	(210,935)	(34,699)
Cash flows from financing activities
Proceeds from bank term loan	—	396,000	—	—	—	396,000
Repayments of long-term obligations	—	(319,444)	—	—	—	(319,444)
Repurchase of notes	—	(219,785)	—	—	—	(219,785)
Proceeds from short-term borrowing	—	—	815	—	—	815
Repayments of short-term borrowing	—	—	(1,807)	—	—	(1,807)
Intercompany accounts receivable/payable	—	—	(176,331)	—	176,331	—
Proceeds from Intercompany loans	—	—	—	—	—	—
Repayments of intercompany loans	—	—	(34,604)	—	34,604	—
Repayment of capital lease obligations	—	—	(1,815)	—	—	(1,815)
Debt acquisition costs	—	(14,645)	—	—	—	(14,645)
Parent reduction in investment in subsidiary	629	(629)	—	—	—	—
Equity contributions	—	—	—	—	—	—
Repurchases of equity	(629)	—	—	—	—	(629)
Net cash (used in) provided by financing activities	—	(158,503)	(213,742)	—	210,935	(161,310)
Effect of exchange rate changes on cash		—	—	—	—	—
Net change in cash and cash equivalents	—	—	(129,777)	1,465	—	(128,312)
Cash and cash equivalents - beginning of period	—	—	150,493	538	—	151,031
Cash and cash equivalents - end of period	$—	$—	$20,716	$2,003	$—	$22,719

Supplemental disclosures of cash flow information:
Interest paid	$—	$95,723	$1,176	$—	$—	$96,899
Interest received	—	—	101	—	—	101
Income taxes (refunded) paid	—	—	1,913	—	—	1,913
Non-cash investing and financing activities:
New capital leases	—	—	1,548	—	—	1,548

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

18. Subsequent Event

On August 11, 2013 the Company entered into a definitive agreement to acquire the Wish-Bone® salad dressing business from Unilever PLC for cash consideration of $580.0 million. The acquired portfolio includes a broad range of liquid and dry-mix salad dressing flavors under the Wish-Bone® and Western® brand names. The acquisition, which is subject to customary closing conditions, is expected to be completed late in the third quarter or early in the fourth quarter of 2013. The purchase price will be funded using a combination of cash on hand and new debt. Pinnacle Foods Finance has received a financing commitment for an incremental term loan for up to $550.0 million from Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

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
Our Duncan Hines Grocery Division manages our Leadership Brands in the baking mixes and frostings (Duncan Hines), shelf-stable pickles (Vlasic), and table syrups (Mrs. Butterworth's and Log Cabin) categories, and our Foundation Brands in the canned meat (Armour, Nalley and Brooks), pie and pastry fillings (Comstock and Wilderness), barbecue sauces (Open Pit) and salad dressing (Bernstein's) categories as well as all Canadian operations.
We refer to the sum of our Birds Eye Frozen Division and our Duncan Hines Grocery Division as our North American retail businesses.
Our Specialty Foods Division consists of snack products (Tim's Cascade and Snyder of Berlin) and our foodservice and private label businesses.
Within our divisions, we actively manage our portfolio by segregating our business into Leadership Brands and Foundation Brands. Our Leadership Brands enjoy a combination of higher growth, greater potential for value-added innovation and enhanced responsiveness to consumer marketing than do our Foundation Brands and, as a result, we focus our brand-building activities on our Leadership Brands. By contrast, we manage our Foundation Brands for revenue and market share stability and for cash flow generation to support investment in our Leadership Brands, reduce our debt and fund other corporate priorities. As a result, we focus spending for our Foundation Brands on brand renovation and targeted consumer and trade programs.

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
Industry Trends
Growth in our industry is driven primarily by population growth, changes in product selling prices and changes in consumption between out-of-home and in-home eating. With the slow economic recovery since the recession in 2008 and 2009, consumers are looking for value alternatives, which has caused an increase in the percentage of products sold on promotion and a shift from traditional retail grocery to mass merchandisers, club stores and the dollar store channel. We are well positioned in grocery and alternative channels, maintaining strong customer relationships across key retailers in each division.
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

During 2012 and 2013, the industry shifted investment spending to trade promotions during a period of heightened competitive activity and significant consumer price sensitivity.

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
Other Factors
Other factors that have influenced our results of operations and may do so in the future include:

•
Interest Expense. Our recent IPO and debt refinancings (the "April 2013 Refinancing") have significantly reduced our leverage and our expected future interest expense. See Note 1 and Note 9 to the Financial Statements for further details. However, as a result of the Blackstone Transaction and the Birds Eye Foods Acquisition, we still have significant indebtedness. Although we expect to continue to reduce our leverage over time, we expect interest expense to continue to be a significant, although much less than before, component of our expenses. See “Liquidity and Capital Resources” below.

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

Pickle supply chain improvements

On May 25, 2012, we announced plans to further improve the efficiency of our supply chain by consolidating our Vlasic pickle production into one plant in Imlay City, MI. Our decision to focus on our branded Vlasic business and de-emphasize our lower-margin, un-branded pickle business was the catalyst for this consolidation. Our pickle production plant, located in Millsboro, DE ended production at year-end 2012. We recorded employee termination costs of $1.3 million in the three and six months ended June 24, 2012. We recorded asset retirement obligation charges of $0.8 million in the three and six months ended June 24, 2012. In addition, we recorded accelerated depreciation charges of $1.7 million in the three and six months ended June 24, 2012. As a result of exiting the lower-margin un-branded pickle business, we terminated the use of a third party ingredients storage facility in the third quarter of 2012. In doing so, we recorded contract termination fees that were paid in July 2013. All restructuring charges related to the closure of the Millsboro, DE plant are recorded in the Duncan Hines Grocery Division and in the Cost of products sold line in the Consolidated Statements of Operations.

Green Bay, WI Research Facility

On May 15, 2012, we announced plans to relocate the Birds Eye Frozen Division Research and Development team from Green Bay, WI to our new facility at our Parsippany, NJ headquarters. We believe that the relocation will allow for seamless collaboration between marketing, sales, procurement and R&D that will drive superior brand innovation, marketing and productivity. We closed our Green Bay, WI research facility in December 2012. We recorded employee termination costs of $0.7 million in the three and six months ended June 24, 2012. In addition, we recorded accelerated depreciation charges of $0.2 million in the three and six months ended June 24, 2012. All restructuring charges related to the closure of the Green Bay, WI research facility are recorded in the Birds Eye Frozen Division and in the Research and development line in the Consolidated Statements of Operations.

Fulton, NY Plant

On April 15, 2011, we announced plans to consolidate the Birds Eye Frozen Division's Fulton, NY plant operations into our Darien, WI and Waseca, MN facilities in order to locate vegetable processing closer to the crop-growing region and thus reduce the related freight costs. In connection with this project, we made significant capital investments in our Darien, WI and Waseca, MN plants. We recorded accelerated depreciation costs of $0.5 million and $2.3 million in the three and six months ended June 24, 2012. All restructuring charges related to the closure of the Fulton, NY plant were recorded in the Birds Eye Frozen Division and in the Cost of products sold line in the Consolidated Statements of Operations. Severance costs were accrued in the second quarter of 2011 and payments were substantially completed in the third quarter of 2012. On January 13, 2013, the sale of the Fulton location was finalized for total net proceeds of $0.9 million.

Tacoma, WA Plant

On December 3, 2010, in an effort to improve our supply chain operations, we announced the closure of the Tacoma, WA plant and the consolidation of production into our Fort Madison, IA plant. We recorded accelerated depreciation costs of $0.0 million and $0.3 million in the three and six months ended June 24, 2012. All restructuring charges related to the closure of the Tacoma, WA plant were recorded in the Duncan Hines Grocery Division and in the Cost of products sold line in the Consolidated Statements of Operations. Severance costs were accrued in the fourth quarter of 2010 and payments were substantially completed in the second quarter of 2012. Our Tacoma, WA location was sold in July 2013 for net proceeds of $5.1 million.

Results of Operations:
Consolidated Statements of Operations
The following tables set forth our statement of operations data expressed in dollars and as a percentage of net sales.

	Three months ended				Six months ended
	June 30, 2013		June 24, 2012		June 30, 2013		June 24, 2012
Net sales	$569.0	100.0%	$588.6	100.0%	$1,182.0	100.0%	$1,205.5	100.0%
Cost of products sold	424.6	74.6%	456.4	77.5%	882.8	74.7%	937.7	77.8%
Gross profit	144.4	25.4%	132.2	22.5%	299.2	25.3%	267.8	22.2%
Operating expenses:
Marketing and selling expenses	$47.5	8.3%	$48.2	8.2%	$93.1	7.9%	$92.2	7.6%
Administrative expenses	45.3	8.0%	24.1	4.1%	67.9	5.7%	44.7	3.7%
Research and development expenses	2.8	0.5%	3.3	0.6%	5.1	0.4%	5.5	0.5%
Other expense (income), net	37.8	6.6%	14.5	2.5%	41.5	3.5%	18.2	1.5%
Total operating expenses	$133.4	23.4%	$90.1	15.3%	$207.6	17.6%	$160.7	13.3%
Earnings before interest and taxes	$11.0	1.9%	$42.0	7.1%	$91.6	7.7%	$107.2	8.9%

	Three months ended		Six months ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Net sales
Birds Eye Frozen	$244.0	$241.1	$536.5	$531.7
Duncan Hines Grocery	238.8	249.6	466.0	471.6
North American Retail	482.8	490.7	1,002.5	1,003.2

Specialty Foods	86.2	97.9	179.5	202.3
Total	$569.0	$588.6	$1,182.0	$1,205.5

Earnings before interest and taxes
Birds Eye Frozen	$36.5	$29.9	$85.5	$67.1
Duncan Hines Grocery	29.7	24.5	59.1	50.8
Specialty Foods	4.9	5.3	13.1	12.1
Unallocated corporate expenses	(60.1)	(17.7)	(66.0)	(22.9)
Total	$11.0	$42.0	$91.6	$107.2

Depreciation and amortization
Birds Eye Frozen	$9.3	$9.2	$18.6	$19.3
Duncan Hines Grocery	5.5	8.2	11.3	14.6
Specialty Foods	3.9	4.2	8.1	8.2
Total	$18.7	$21.6	$38.0	$42.1

Adjustments to Earnings (loss) before Interest and Taxes and Depreciation and Amortization used in the calculation of Adjusted EBITDA as described below in the "Covenant Compliance" section, by Segment, are as follows:

	Three months ended		Six months ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Adjustments to Earnings (loss) before interest and taxes
Birds Eye Frozen	$3.2	$4.7	$4.1	$8.4
Duncan Hines Grocery	5.1	5.3	7.6	5.2
Specialty Foods	0.4	0.6	0.4	0.5
Unallocated corporate expenses	54.6	11.2	55.7	11.9

Adjustments to Depreciation and amortization
Birds Eye Frozen	$—	$0.7	$—	$2.5
Duncan Hines Grocery	—	1.7	—	2.0
Specialty Foods	—	—	—	—
Unallocated corporate expenses	—	—	—	—

Three months ended June 30, 2013 compared to the three months ended June 24, 2012
Net sales
Net sales in the three months ended June 30, 2013 were $569.0 million, a decline of 3.3%, reflecting higher net pricing of 1.5%, more than offset by a 4.8% decrease from volume/mix.
Net sales in our North American retail businesses were $482.8 million, a decrease of 1.6% in the second quarter, reflecting higher net pricing of 1.6%, more than offset by a 3.2% decrease from volume/mix. Approximately one half of the net sales decline was attributable to the timing impact of the earlier Easter holiday in 2013, which accelerated sales across our portfolio into the first quarter, as well as the continuing impact of overall volume softness in the food industry which weighed on our results for the quarter.
Birds Eye Frozen Division:
Net sales in the three months ended June 30, 2013 increased 1.2% versus year ago to $244.0 million, reflecting higher net pricing of 3.3%, partially offset by a 2.1% decrease from volume/mix. The earlier timing of Easter this year reduced the net sales comparison by approximately 0.7%. The increase is primarily attributable to strong sales of Birds Eye Voila!, which included the Chipotle Chicken line extension introduced during the first quarter and Mrs. Paul's and Van de Kamp's seafood products, driven by Spicy Fish Fillet Sandwiches introduced last quarter, partially offset by decreased Aunt Jemima breakfast product sales resulting from a heightened promotional environment. The period also benefited from the introduction of our Recipe Ready line of Birds Eye frozen vegetables, a new line of pre-chopped and blended vegetables designed to enable faster preparation of top meal dishes.
Duncan Hines Grocery Division:
Net sales in the three months ended June 30, 2013 were $238.8 million, a decline of 4.3%, reflecting lower net pricing of 0.2% in addition to a 4.1% decrease from volume/mix. Approximately 0.6% of the net sales decline was due to the earlier timing of Easter in 2013. Positive contributions to the quarter included higher sales of our Mrs. Butterworth's and Log Cabin syrups due to increased investment in promotions and merchandising. Additionally, increased sales of our Comstock and Wilderness pie/pastry fruit fillings, in addition to strong sales from our Canadian subsidiary were more than offset by lower sales of our Duncan Hines frostings line of products, due to heightened competitive activity and comparison against last year's introduction of Duncan Hines Frosting Creations and lower sales of Vlasic pickles, due to comparison against a larger seasonal retail inventory build in the year ago quarter.
Specialty Foods Division:
Net sales in the three months ended June 30, 2013 were $86.2 million, a decline of 12.0%, reflecting a 13.3% decrease from volume/mix, partially offset by higher net pricing of 1.3%. Lower sales in the division were primarily driven by our planned exit of the lower margin un-branded pickle business in addition to lower sales of private label canned meat.
Gross profit
Gross profit for the three months ended June 30, 2013 was $144.4 million, or 25.4% of net sales, compared to $132.2 million, or 22.5% of net sales, in the comparable prior year period. The increase in gross profit as a percentage of net sales was largely driven by improved plant productivity and higher net price realization, primarily resulting from the shift to the first quarter of promotions due to the timing of the Easter holiday, which were partially offset by higher input costs. Also benefiting gross profit was $2.9 million of lower restructuring charges and restructuring-related expenses.
The following table outlines the factors affecting gross profit as a percentage of net sales in the three months ended June 30, 2013.

	$ (in millions)	% net sales
Productivity including footprint consolidation	$15.0	2.6%
Favorable product mix	2.9	0.2
Inflation (principally higher commodity costs)	(12.0)	(2.1)
Higher net price realization, net of slotting	9.4	1.3
Lower mark to market losses on financial instruments	3.0	0.5
Lower restructuring and restructuring related	2.9	0.6
Higher depreciation expense	(1.1)	(0.2)
Subtotal	$20.1	2.9%
Lower sales volume	(7.9)
Total	$12.2

Marketing and selling expenses
Marketing and selling expenses of $47.5 million, or 8.3% of net sales, for the three months ended June 30, 2013, were comparable to $48.2 million, or 8.2% of net sales for the prior year period. Higher business optimization expenses related to the expansion of direct sales coverage for retailer headquarters to more than fifty percent of our U.S. retail business, equity based compensation and other charges of $3.9 million impacted the three months ended June 30, 2013.
Administrative expenses
Administrative expenses were $45.3 million, or 8.0% of net sales, for the three months ended June 30, 2013, compared to $24.1 million, or 4.1% of net sales, for the comparable prior year period. The increase was principally related to $18.5 million in charges from the termination at the IPO date of the advisory agreement previously in place with Blackstone. Also impacting Administrative expense for the quarter ended June 30, 2013 was an additional $1.8 million of equity based compensation. Excluding items affecting comparability from both years, Administrative expense increased by $2.2 million compared to the prior year period.

Research and development expenses:
Research and development expenses were $2.8 million, or 0.5% of net sales, for the three months ended June 30, 2013 compared to $3.3 million, or 0.6% of net sales, for the comparable prior year period. This decrease was primarily driven by $0.8 million less expense in the current period related to the 2012 consolidation of research and development activities of our Birds Eye Frozen Division at our Parsippany, NJ headquarters.

Other income and expense:

	Three months ended
	June 30, 2013	June 24, 2012
Other expense (income), net consists of:
Amortization of intangibles/other assets	$3.9	$3.9
Redemption premiums on the early extinguishment of debt	34.2	10.8
Royalty income and other	(0.2)	(0.2)
Total other expense (income), net	$37.8	$14.5

On May 10, 2013, as part of a debt refinancing (the "April 2013 Refinancing") the Company redeemed all $400.0 million of its outstanding 8.25% Senior Notes at a redemption price of 108.5% of the aggregate principal amount at a premium of $34.2 million. In 2012, on April 19, as part of a debt refinancing (the "2012 Refinancing") the Company redeemed all $199.0 million of its outstanding 10.625% Senior Subordinated Notes at a redemption price of 105.313% of the aggregate principal amount at a premium of $10.6 million. On June 5, 2012, the Company repurchased and retired $10.0 million of 9.25% Senior Notes at a price of 102.125% of the aggregate principal amount at a premium of $0.2 million. For more information on the 2012 Refinancing see Note 9 to the Consolidated Financial Statements for Debt and Interest Expense.

Earnings before interest and taxes

Earnings before interest and taxes for the three months ended June 30, 2013 were $11.0 million, a decline of $31.0 million, or 73.9% as compared to the prior year period. The primary driver of the decrease was $52.7 million of charges related to the early extinguishment of debt and the IPO related termination of the advisory agreement with Blackstone as compared to $11.9 million of refinancing and other charges in the comparable prior year period. Also equity-based compensation expense increased $2.9 million. Partially offsetting these are lower restructuring charges of $1.8 million and lower non-cash mark to market charges of $3.0 million, as compared to the second quarter of 2012. Excluding these items, Earnings before interest and taxes for the three months ended June 30, 2013 increased by $8.1 million, or 12.3%, compared to the prior year period.

Birds Eye Frozen Division:
Earnings before interest and taxes increased 22.1%, or $6.6 million, versus year-ago to $36.5 million for the three months ended June 30, 2013, primarily reflecting higher gross profit, driven by productivity savings and higher net pricing. Earnings before interest and taxes were also impacted by charges of $1.0 million in the second quarters of 2012, related to our Fulton, NY plant consolidation project.

Duncan Hines Grocery Division:
Earnings before interest and taxes increased 21.3%, or $5.2 million, versus year-ago to $29.7 million for the three months ended June 30, 2013, primarily reflecting lower commodity costs and ongoing productivity programs. Earnings before interest and taxes were also impacted by charges of $2.1 million and $4.1 million in the second quarters of 2013 and 2012, respectively, related to our Millsboro, DE and Tacoma, WA plant consolidation projects.
Specialty Foods Division:
Earnings before interest and taxes decreased 7.4%, or $0.4 million, versus year ago to $4.9 million, primarily reflecting lower private label canned meat sales.

Interest expense, net

Net interest expense declined 21.3%, or $12.9 million, to $47.6 million in the three months ended June 30, 2013 from $60.5 million in the three months ended June 24, 2012. Included in net interest expenses in both periods are charges associated with our 2013 refinancing and our 2012 refinancing. These items which total $22.5 million in 2013 and $14.8 million in 2012 are described below. Excluding these items from both periods, net interest expense declined by $20.6 million principally related to lower interest expense of $15.7 million related to lower outstanding balances as well as lower interest rates on our Notes and $3.7 million lower expense on interest rate swap agreements. Also, interest rates on bank borrowings under Term Loan G are lower than a year ago.

Our 2013 refinancing included using the net proceeds of $623.9 million ($667.0 million of gross proceeds net of $43.1 million of underwriting discounts and other fees) from our April 3, 2013 IPO along with cash on hand to redeem all $465.0 million of our 9.25% Senior Notes on April 15, 2013 and to repay $202.0 million of Tranche B Term Loans. In addition, on April 29, 2013, the Company entered into the Second Amended and Restated Credit Agreement which provided for the issuance of $1.63 billion of Tranche G Term Loans due 2020 and the extension of the due date of our revolving credit facility to 2018. The proceeds were used to repay all previous outstanding borrowings under the Senior Secured Credit Facility. This refinancing resulted in our recognizing approximately $22.5 million of charges to interest expense during the second quarter of 2013. The charges recognized consisted of $14.9 million of existing deferred financing costs and original issue discounts as well as $4.8 million of new costs incurred in connection with the transaction that were recorded directly to interest expense and a $2.8 million charge resulting from the de-designation and termination of interest rate swaps.

Our 2012 refinancing involved the Company entering into an amended and restated credit agreement on April 17, 2012, which provided for the extension of certain Tranche B Term Loans and our Revolving Credit facility, the repayment of our Tranche D term loans and the issuance of a new Tranche E term loan. In connection with this refinancing, we also redeemed all of our outstanding 10.625% Senior Subordinated Notes. This refinancing resulted in our recognizing approximately $14.8 million of charges to interest expense during the second quarter of 2012. The charges recognized consisted of $7.3 million of write downs of existing deferred financing costs and original issue discounts as well as $7.5 million of new costs incurred in connection with the transaction that were recorded directly to interest expense.

We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements, excluding the Accumulated other comprehensive (loss) earnings (“AOCL”) portion, are recorded as an adjustment to interest expense. Included in net interest expense was $0.1 million and $3.8 million for the first quarters of 2013 and 2012, respectively, recorded from losses on interest rate swap agreements.
Provision (benefit) for income taxes

The effective tax rate was 13.0% for the three months ended June 30, 2013, compared to 42.9% for the three months ended June 24, 2012.  The effective rate difference is primarily driven by the Company discontinuing hedge accounting at the time of the April 2013 Refinancing for interest rate swaps in effect at that time (Note 11). Accordingly, changes to the fair value and associated tax effects accumulated in other comprehensive income were recognized to the statement of operations during the second quarter of 2013, resulting in a $9.1 million non-cash deferred tax charge to the provision for income taxes. Comparatively, the effective rate difference for the prior year primarily resulted from a $1.9 million increase in the valuation allowance due to restructuring activities. For the three months ended June 30, 2013, and June 24, 2012 we maintained a valuation allowance against certain state net operating loss carryovers, state tax credit carryovers and foreign loss carryovers. See Note 15 to the Consolidated Financial Statements for Income Taxes.

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

Six months ended June 30, 2013 compared to the six months ended June 24, 2012
Net sales
Net sales for the six months ended June 30, 2013 were $1,182.0 million, a decline of 1.9%, compared to net sales of $1,205.5 million in the comparable prior year period, primarily resulting from a decline in our Specialty Division as we continue to focus on our branded retail business. The decline reflected higher net pricing of 0.9%, more than offset by a 2.8% decrease from volume/mix.
Net sales in our North American retail businesses for the six months ended June 30, 2013 were flat at $1,002.5 million, compared to net sales of $1,003.2 million in the comparable prior year period, reflecting higher net pricing of 0.9%, offset by a 0.9% decrease from volume/mix.
Birds Eye Frozen Division:
Net sales in the six months ended June 30, 2013 increased 0.9% versus year-ago to $536.5 million, reflecting higher net pricing of 1.6%, partially offset by a 0.7% decrease from volume/mix. The increase is primarily attributable to strong sales of Birds Eye Voila!, which included the Chipotle Chicken line extension introduced during the first quarter and Lender's bagels, partially offset by decreased Birds Eye Steamfresh vegetables sales resulting from a heightened promotional environment and lower Aunt Jemima breakfast product sales. The period also benefited from the introduction of our new Recipe Ready line of Birds Eye frozen vegetables, a new 20-item line of pre-chopped and blended vegetables designed to enable faster preparation of top meal dishes.
Duncan Hines Grocery Division:
Net sales in the six months ended June 30, 2013 were $466.0 million, a decrease of 1.2%, reflecting a 1.3% decrease from volume/mix partially offset by higher net pricing of 0.1%. Higher sales of our Mrs. Butterworth's, Log Cabin and Country Kitchen syrups, Comstock and Wilderness pie/pastry fruit fillings, in addition to increased sales from our Canadian subsidiary were more than offset by lower sales of our Duncan Hines frostings line of products due to heightened competitive activity and comparison against last year's introduction of Duncan Hines Frosting Creations.
Specialty Foods Division:
Net sales in the six months ended June 30, 2013 were $179.5 million, a decline of 11.3%, reflecting a 11.9% decrease from volume/mix, partially offset by higher net pricing of 0.6%. Consistent with the three months ended June 30, 2013 the decrease was primarily attributable to our planned exit of the lower margin un-branded pickle business in addition to lower sales of private label canned meat.
Gross profit
Gross profit for the six months ended June 30, 2013 was $299.2 million, or 25.3% of net sales, compared to $267.8 million, or 22.2% of net sales, in the comparable prior year period. The increase in gross profit as a percentage of net sales was largely driven by improved plant productivity, favorable product mix and higher net price realization, primarily resulting from the planned lower new product introduction costs which were partially offset by higher input costs. Also benefiting gross profit was $4.6 million of lower restructuring charges and restructuring-related expenses.

The following table outlines the factors affecting gross profit as a percentage of net sales in the six months ended June 30, 2013.

	$ (in millions)	% net sales
Productivity including footprint consolidation	$32.0	2.7%
Favorable product mix	11.7	0.7
Inflation (principally higher commodity costs)	(18.2)	(1.5)
Higher net price realization, net of slotting	8.2	0.5
Lower mark to market losses on financial instruments	1.0	0.1
Lower restructuring and restructuring related	4.6	0.4
Other	2.4	0.2
Higher depreciation expense	0.8	—
Subtotal	$42.5	3.1%
Lower sales volume	(11.1)
Total	$31.4

Marketing and selling expenses
Marketing and selling expenses were $93.1 million, or 7.9% of net sales, for the six months ended June 30, 2013, compared to $92.2 million, or 7.6% of net sales, for the comparable prior year period. We continue to focus our consumer oriented marketing such as advertising on our leadership brands, such as Birds Eye frozen vegetables and Duncan Hines. Higher business optimization expenses related to the expansion of direct sales coverage for retailer headquarters to more than fifty percent of our U.S. retail business, equity based compensation and other charges of $5.4 million impacted the six months ended June 30, 2013.
Administrative expenses
Administrative expenses were $67.9 million, or 5.7% of net sales, for the six months ended June 30, 2013, compared to $44.7 million, or 3.7% of net sales, for the comparable prior year period. The increase was principally related to $18.5 million in charges from the termination at the IPO date, of the advisory agreement previously in place with Blackstone. Additionally, for the period ended June 30, 2013, there was an additional $1.8 million of equity based compensation. Excluding items affecting comparability from both years, Administrative expense increased $4.4 million compared to the prior year period.

Research and development expenses:
Research and development expenses were $5.1 million, or 0.4% of net sales, for the six months ended June 30, 2013 compared to $5.5 million, or 0.5% of net sales, for the comparable prior year period.

Other income and expense:

	Six months ended
	June 30, 2013	June 24, 2012
Other expense (income), net consists of:
Amortization of intangibles/other assets	$7.7	$7.8
Redemption premiums on the early extinguishment of debt	34.2	10.8
Royalty income and other	(0.4)	(0.4)
Total other expense (income), net	$41.5	$18.2

On May 10, 2013, as part of a debt refinancing (the "April 2013 Refinancing") the Company redeemed all $400.0 million of its outstanding 8.25% Senior Notes at a redemption price of 108.5% of the aggregate principal amount at a premium of $34.2 million. In 2012, on April 19, as part of a debt refinancing (the "2012 Refinancing") the Company redeemed all $199.0 million of its outstanding 10.625% Senior Subordinated Notes at a redemption price of 105.313% of the aggregate principal amount at a premium of $10.6 million. On June 5, 2012, the Company repurchased and retired $10.0 million of 9.25% Senior Notes at a price of 102.125% of the aggregate principal amount at a premium of $0.2 million. For more information on the 2012 Refinancing see Note 9 to the Consolidated Financial Statements for Debt and Interest Expense.

Earnings before interest and taxes

Earnings before interest and taxes for the six months ended June 30, 2013 were $91.6 million, a decline of $15.5 million, or 14.5% as compared to the prior year period. The primary driver of the decrease was $53.4 million of charges related to the early extinguishment of debt and the IPO related termination and ongoing fees of the advisory agreement with Blackstone as compared to $13.1 million in the comparable prior year period. Also equity based compensation increased $2.8 million. Partially offsetting these are lower restructering charges of $2.0 million, lower non-cash mark to market charges of $1.0 million and $2.8 million less of other items affecting comparability as compared to 2012. Excluding these items, Earnings before interest and taxes increased $21.7 million, or 15.7%, primarily driven by increased gross profit.

Birds Eye Frozen Division:
Earnings before interest and taxes increased 27.3%, or $18.3 million, versus year-ago to $85.5 million for the six months ended June 30, 2013, primarily reflecting higher gross profit, driven by higher net pricing and ongoing productivity savings including the benefit from the closure of our Fulton, NY plant partially offset by higher input costs. Earnings before interest and taxes were also impacted by charges of $0.1 million and $4.8 million in the first half of 2013 and 2012, respectively, related to our Fulton, NY plant consolidation project and consolidating research and development activities at our Parsippany, NJ location.

Duncan Hines Grocery Division:
Earnings before interest and taxes were $59.1 million, an increase of 16.4%, primarily reflecting lower commodity costs and ongoing productivity programs. Earnings before interest and taxes were also impacted by charges of $3.9 million and $4.6 million in the first quarters of 2013 and 2012, respectively, related to our Millsboro, DE and Tacoma, WA plant consolidation projects.
Specialty Foods Division:
Earnings before interest and taxes increased 7.6%, or $0.9 million, versus year ago to $13.1 million, primarily driven by improved plant productivity, despite lower private label canned meat sales.

Interest expense, net
Net interest expense declined 19.8%, or $21.9 million, to $88.3 million in the six months ended June 30, 2013 from $110.1 million in the six months ended June 24, 2012. Included in net interest expense in both periods are charges associated with our 2013 refinancing and our 2012 refinancing. These items which total $22.5 million in 2013 and $14.8 million in 2012 are described below. Excluding these items from both periods, net interest expense declined by $29.5 million principally related to lower interest expense of $24.7 million from Notes due to to lower outstanding balances as well as lower interest rates and $7.0 million due to lower expense on interest rate swap agreements.

Our 2013 refinancing included using the net proceeds of $623.9 million ($667.0 million of gross proceeds net of $43.1 million of underwriting discounts) from our April 3, 2013 IPO along with cash on hand to redeem all $465.0 million of our 9.25% Senior Notes on April 15, 2013 and to repay $202.0 million of Tranche B Term Loans. In addition, on April 29, 2013, the Company entered into the Second Amended and Restated Credit Agreement which provided for the issuance of $1.63 billion of Tranche G Term Loans due 2020 and the extension of the due date of our revolving credit facility to 2018. The proceeds were used to repay all previous outstanding borrowings under the Senior Secured Credit Facility. This refinancing resulted in our recognizing approximately $22.5 million of charges to interest expense during the second quarter of 2013. The charges recognized consisted of $14.9 million of existing deferred financing costs and original issue discounts as well as $4.8 million of new costs incurred in connection with the transaction that were recorded directly to interest expense and a $2.8 million charge resulting from the de-designation and termination of interest rate swaps.

Our 2012 refinancing involved the Company entering into an amended and restated credit agreement on April 17, 2012, which provided for the extension of certain Tranche B Term Loans and our Revolving Credit facility, the repayment of our Tranche D term loans and the issuance of a new Tranche E term loan. In connection with this refinancing, we also redeemed all of our outstanding 10.625% senior subordinated notes. This refinancing resulted in our recognizing approximately $14.8 million of charges to interest expense during the second quarter of 2012. The charges recognized consisted of $7.3 million of write downs of existing deferred financing costs and original issue discounts as well as $7.5 million of new costs incurred in connection with the transaction that were recorded directly to interest expense.

We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements, excluding the Accumulated other comprehensive (loss) earnings (“AOCL”) portion, are recorded as an adjustment to interest expense. Included in net interest expense was $0.9 million and $7.9 million for the first quarters of 2013 and 2012, respectively, recorded from losses on interest rate swap agreements.
Provision (benefit) for income taxes

The effective tax rate was 306.9% for the six months ended June 30, 2013, compared to 64.5% for the six months ended June 24, 2012.  The effective rate difference is primarily driven by the Company discontinuing hedge accounting at the time of the April 2013 Refinancing for interest rate swaps in effect at that time (Note 11). Accordingly, changes to the fair value and associated tax effects accumulated in other comprehensive income were recognized to the statement of operations during the second quarter of 2013, resulting in a $9.1 million non-cash deferred tax charge to the provision for income taxes. Comparatively, the effective rate difference for the prior year primarily resulted from a $1.9 million increase in the valuation allowance due to restructuring activities. For the six months ended June 30, 2013 and June 24, 2012 we maintained a valuation allowance against certain state net operating carryovers, state tax credit carryovers and foreign loss carryovers. See Note 15 to the Consolidated Financial Statements for Income Taxes.

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
Our principal liquidity requirements have been, and we expect will be, for working capital and general corporate purposes, including capital expenditures and debt service. In addition, subsequent to the IPO, the Company announced its quarterly dividend program. Currently, the quarterly payment is $0.18 per share or approximately $21 million. Two quarterly dividends will be paid in 2013 (July and October). Capital expenditures are expected to be approximately $80 to $90 million in 2013, which include approximately $7 million related to our facility restructuring projects. We have historically satisfied our liquidity requirements with internally generated cash flows and availability under our Revolving Credit Facility (as defined in Note 9 to the Consolidated Financial Statements). We expect that our ability to generate cash from our operations and ability to borrow from our credit facilities should be sufficient to support working capital needs, planned growth and capital expenditures for the next 12 months and for the foreseeable future. We keep an insignificant amount of cash in foreign accounts, primarily related to the operations of our Canadian business. Tax liabilities related to bringing these funds back into the United States would not be significant and have been accrued. Our recent IPO and refinancing has significantly reduced interest expense and improved our maturity profile.
Statements of cash flows for the six months ended June 30, 2013 compared to the six months ended June 24, 2012
For the six months ended June 30, 2013, the net of all activities resulted in an increase in cash of $24.2 million compared to a decrease in cash of $128.3 million for the six months ended June 24, 2012.

Net cash provided by operating activities was $112.1 million for the six months ended June 30, 2013 and was the result of net earnings, excluding non-cash charges and credits, of $95.3 million and a decrease in working capital of $16.8 million. The decrease in working capital was primarily the result of a $69.1 million decrease in inventories resulting from the sell-down of the seasonal inventory build from December 2012. These were offset by a a $13.2 million decrease in accrued liabilities primarily attributable to lower interest payable resulting from the refinancings and pay downs, $5.4 million increase in accounts receivable driven by the timing of sales, a $21.1 million decrease in accounts payable driven by the timing of our inventory purchases and a $8.0 million decrease in accrued trade marketing expense driven by the seasonality of our marketing programs. The aging profile of accounts receivable has not changed significantly from December 2012. All other working capital accounts generated a net $4.7 million cash outflow.

Net cash provided by operating activities was $67.7 million for the six months ended June 24, 2012 and was the result of net earnings, excluding non-cash charges and credits, of $69.3 million and an increase in working capital of $1.6 million. The increase in working capital was primarily the result of a seasonal decrease of $25.0 million in accounts payable driven by lower inventory levels and a $6.1 million decrease in accrued trade marketing expense driven by the timing of our marketing programs. Offsetting these increases in working capital were a seasonal decrease of $26.3 million in inventories and a $6.3 million decrease in accounts receivable driven by the timing of sales. All other working capital accounts increased by $3.1 million.

Net cash used in investing activities was $42.0 million for the six months ended June 30, 2013 and was primarily related to capital expenditures. Capital expenditures during the first six months of 2013 included approximately $5.9 million of costs related to our facility consolidation projects. Investing activities also included $1.8 million of proceeds from the sale of assets previously held for sale.

Net cash used in investing activities was $34.7 million for the six months ended June 24, 2012 and was entirely related to capital expenditures. Capital expenditures during the first six months of 2012 included approximately $2.6 million of costs related to our plant consolidation projects in Millsboro, DE, Tacoma, WA and Fulton, NY.
Net cash used by financing activities was impacted by our April 2013 refinancing, which is explained in greater detail in Note 9 to the Consolidated Financial Statements. Net cash used by financing activities for the six months ended June 30, 2013 was $46.0 million and consisted of $1,625.9 million of proceeds from our new Tranche G Term Loan, $623.9 million of proceeds ($667.0 million of gross proceeds net of $43.1 million of underwriting discounts and other fees) from our IPO and $350.0 million of proceeds from our bond offering which were more than offset by $1,732.1 million of term Loan repayments, $899.2 million of repurchases of outstanding notes, $12.5 million of debt acquisition costs and $2.2 million of net capital leases and notes payable activity. All other financing activities generated a net $0.4 million outflow.

Net cash used by financing activities was impacted by our April 2012 refinancing, which is explained in greater detail in Note 9 to the Consolidated Financial Statements. Net cash used by financing activities for the six months ended June 24, 2012 was $161.3 million and consisted of $319.4 million of term loan repayments, $219.8 million of repurchases of outstanding notes, $14.7 million of debt acquisition costs, $2.8 million of net capital leases and notes payable activity, and $0.6 million of equity repurchases. These outflows were partially offset by $396.0 million of proceeds from our new Tranche E Term Loan.

Debt
As of June 30, 2013 and December 30, 2012, our long term debt consisted of the following:

	June 30, 2013	December 30, 2012
Long-term debt
- Senior Secured Credit Facility - Tranche B Non Extended Term Loans due 2014	$—	$243.3
- Senior Secured Credit Facility - Tranche B Extended Term Loans due 2016	—	637.9
- Senior Secured Credit Facility - Tranche E Term Loans due 2018	—	398.0
- Senior Secured Credit Facility - Tranche F Term Loans due 2018	—	448.9
- Senior Secured Credit Facility - Tranche G Term Loans due 2020	1,625.9	—
- 4.875% Senior Notes due 2021	350.0	—
- 9.25% Senior Notes due 2015	—	465.0
- 8.25% Senior Notes due 2017	—	400.0
- Unamortized discount on long term debt	(8.5)	(7.2)
- Capital lease obligations	26.0	21.0
	1,993.4	2,606.9
Less: current portion of long-term obligations	20.2	30.4
Total long-term debt	$1,973.2	$2,576.5

On April 29, 2013, Pinnacle Foods Finance, entered into the second amendment to the amended and restated Senior Secured Credit Facility, which provided for a seven year term loan facility in the amount of $1,630.0 million (the "Tranche G Term Loans") and replaced the existing revolving credit facility with a new five year $150.0 million revolving credit facility. Additionally, Pinnacle Foods Finance issued $350.0 million aggregate principal amount of 4.875% Senior Notes (the "4.875% Senior Notes") due 2021.

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
We meet the service requirements on our debt utilizing cash flow generated from operations. In addition to the above facilities, we have a $150.0 million revolving credit facility, which can be used to fund our working capital needs and can also be used to issue up to $50.0 million of letters of credit. There were no borrowings against the revolving credit facility as of June 30, 2013 and December 30, 2012, except in respect of letters of credit as set forth below. As of June 30, 2013 and December 30, 2012, we had issued approximately $34.0 million and $33.5 million, respectively, of letters of credit under this facility, leaving approximately $116.0 million and $116.5 million, respectively, of unused capacity under the revolving credit facility.

The term loans under the Senior Secured Credit Facility mature in quarterly installments of 0.25% of their aggregate funded total principal amount. The aggregate maturities of the Tranche G Term Loans outstanding as of June 30, 2013 are $4.1 million in the remainder of 2013, $16.3 million in 2014, $16.3 million in 2015, $16.3 million in 2016, $20.4 million in 2017 and $1,552.6 million thereafter.

Under the terms of our Senior Secured Credit Facility, we are required to use 50% of our “Excess Cash Flow” to prepay the term loans under the Senior Secured Credit Facility (which percentage will be reduced to 25% at a total leverage ratio of 4.50 to 5.49 and to 0% at a total leverage ratio below 4.50). Excess Cash Flow is defined as consolidated net income (as defined), as adjusted for certain items, including (1) all non-cash charges and credits included in arriving at consolidated net income, (2) changes in working capital, (3) capital expenditures (to the extent they were not financed with debt), (4) the aggregate amount of principal payments on indebtedness and (5) certain other items defined in the Senior Secured Credit Facility. For the 2012 reporting year we determined that there were no amounts due under the Excess Cash Flow requirements of the Senior Secured Credit Facility. In December 2013, we will determine if amounts are due under the Excess Cash Flow requirements of the Senior Secured Credit Facility for the 2013 reporting year.

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

4.875% Senior Notes

On April 29, 2013, we issued the 4.875% Senior Notes.The Senior Notes are general senior unsecured obligations, effectively subordinated in right of payment to all of our existing and future senior secured indebtedness, and guaranteed on a full, unconditional, joint and several basis by our wholly-owned domestic subsidiaries that guarantee our other indebtedness.
The indenture governing the 4.875% Senior Notes limits our (and most or all of our subsidiaries’) ability to, subject to certain exceptions:

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
Subject to certain exceptions, the indenture governing the 4.875% Senior Notes permits us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness.

Adjusted EBITDA

The Company's metric of Adjusted EBITDA, which is used in creating targets for the bonus and equity portions of our compensation plans, is equivalent to Covenant Compliance EBITDA under our debt agreements.

Pursuant to the terms of the Senior Secured Credit Facility, we are required to maintain a ratio of Net First Lien Secured Debt to Adjusted EBITDA of no greater than 5.75 to 1.00. Net First Lien Secured Debt is defined as our aggregate consolidated secured indebtedness secured on a first lien basis, less the aggregate amount of all unrestricted cash and cash equivalents.

In addition, under the Senior Secured Credit Facility and the indenture governing the 4.875% Senior Notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Senior Secured Leverage Ratio (which is currently the same as the ratio of Net First Lien Secured Debt to Adjusted EBITDA above), in the case of the Senior Secured Credit Facility, or to the ratio of Adjusted EBITDA to fixed charges for the most recently concluded four consecutive fiscal quarters, in the case of the Senior Notes. As of June 30, 2013, we were in compliance with all covenants and other obligations under the Senior Secured Credit Facility and the indenture governing the 4.875% Senior Notes.

Adjusted EBITDA is defined as earnings (loss) before interest expense, taxes, depreciation and amortization (“EBITDA”), further adjusted to exclude non-cash items, extraordinary, unusual or non-recurring items and other adjustment items permitted in calculating Adjusted EBITDA under the Senior Secured Credit Facility and the indenture governing the Senior Notes. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financial covenants.

EBITDA and Adjusted EBITDA do not represent net earnings or loss or cash flow from operations as those terms are defined by U.S. Generally Accepted Accounting Principles (“GAAP”) and do not necessarily indicate whether cash flows will be sufficient to fund cash needs. In particular, the definitions of Adjusted EBITDA in the Senior Secured Credit Facility and the indenture allow us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net earnings or loss. However, these are expenses that vary greatly and are difficult to predict. While EBITDA and Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, they are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.

Our ability to meet the covenants specified above in future periods will depend on events beyond our control, and we cannot assure you that we will meet those ratios. A breach of any of these covenants in the future could result in a default under, or an inability to undertake certain activities in compliance with, the Senior Secured Credit Facility and the indenture governing the 4.875% Senior Notes, at which time the lenders could elect to declare all amounts outstanding under the Senior Secured Credit Facility to be immediately due and payable. Any such acceleration would also result in a default under the indenture governing the 4.875% Senior Notes.

The following table provides a reconciliation from our net earnings to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2013 and June 24, 2012, and the fiscal year ended December 30, 2012. The terms and related calculations are defined in the Senior Secured Credit Facility and the indenture governing the 4.875% Senior Notes.

(thousands of dollars)	Three months ended		Six months ended		Fiscal Year Ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012	December 30, 2012
Net earnings (loss)	$(31,839)	$(10,560)	$(7,043)	$(1,021)	$52,519
Interest expense, net	47,585	60,484	88,238	110,038	198,374
Income tax expense (benefit)	(4,775)	(7,935)	10,447	(1,858)	32,701
Depreciation and amortization expense	18,755	21,566	38,025	42,056	98,123
EBITDA	$29,726	$63,555	$129,667	$149,215	$381,717
Non-cash items (a)	3,580	3,727	3,351	1,599	63
Acquisition, merger and other restructuring charges (b)	7,088	6,227	11,106	8,033	23,276
Other adjustment items (c)	52,636	11,826	53,361	16,361	21,040
Adjusted EBITDA	$93,030	$85,335	197,485	175,208	$426,096
Last twelve months Adjusted EBITDA			$448,373

(a)	Non-cash items are comprised of the following:

(thousands of dollars)	Three months ended		Six months ended		Fiscal Year Ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012	December 30, 2012
Non-cash compensation charges (1)	$3,150	$300	$3,325	$600	$850
Unrealized losses resulting from hedging activities (2)	430	3,427	26	999	(1,307)
Other impairment charges (3)	—	—	—	—	520
Total non-cash items	$3,580	$3,727	$3,351	$1,599	$63
 _________________

(1)	For the three and six months ended June 30, 2013 and June 24, 2012, and the fiscal year ended December 30, 2012, represents non-cash compensation charges related to the granting of equity awards.

(2)
For the three and six months ended June 30, 2013 and June 24, 2012, and the fiscal year ended December 30, 2012, represents non-cash gains and losses resulting from mark-to-market adjustments of obligations under foreign exchange and commodity derivative contracts.

(3)	For the fiscal year ended December 30, 2012, represents a tradename impairment on Bernstein's.

(b)	Acquisition, merger and other restructuring charges are comprised of the following:

(thousands of dollars)	Three months ended		Six months ended		Fiscal Year Ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012	December 30, 2012
Expenses in connection with an acquisition or other non-recurring merger costs (1)	$452	$1,307	$791	$1,623	$2,349
Restructuring charges, integration costs and other business optimization expenses (2)	3,963	4,092	7,444	5,477	19,911
Employee severance (3)	2,673	828	2,871	933	1,016
Total acquisition, merger and other restructuring charges	$7,088	$6,227	$11,106	$8,033	$23,276
_________________

(1)	For the three and six months ended June 30, 2013 and June 24, 2012 and the fiscal year ended December 30, 2012 primarily represents IPO related expenses and due diligence investigations.

(2)
For the fiscal year ended December 30, 2012, primarily represents restructuring and restructuring related charges, consulting and business optimization expenses related to closures at our Tacoma, WA, Fulton, NY, Green Bay, WI and Millsboro, DE facilities, as a result of footprint consolidation projects. For the three and six months ended June 30, 2013, primarily represents restructuring and restructuring related charges related to the closure of our Millsboro, DE facility and consulting and business optimization expenses related to the expansion of direct sales coverage for retailer headquarters to more than fifty percent of our U.S. retail business. For the three and six months ended June 24, 2012, primarily represents restructuring and restructuring related charges related to the closure of our Fulton, NY, Green Bay, WI and Millsboro, DE facilities, as a result of footprint consolidation projects.

(3)	For the three and six months ended June 30, 2013 and June 24, 2012, and the fiscal year ended December 30, 2012, represents severance costs paid, or to be paid, to terminated employees.

(c)	Other adjustment items are comprised of the following:

(thousands of dollars)	Three months ended		Six months ended		Fiscal Year Ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012	December 30, 2012
Management, monitoring, consulting and advisory fees (1)	$18,456	$1,035	$19,181	$2,346	$4,707
Bond redemption fees (2)	34,180	10,785	34,180	10,785	14,255
Other (3)	—	6	—	3,230	2,078
Total other adjustments	$52,636	$11,826	$53,361	$16,361	$21,040
_________________

(1)
For the three and six months ended June 30, 2013 and June 24, 2012, and the fiscal year ended December 30, 2012, represents management/advisory fees and expenses paid to an affiliate of Blackstone. For the three months ending June 30, 2013, it also includes a $15.1 million expense to terminate the Blackstone advisory fee agreement. This is is explained in greater detail in Note 13 to the Consolidated Financial Statements "Related Party Transactions".

(2)
For the three and six months ended June 30, 2013, represents the premiums paid on the redemption of $400.0 million of 8.25% Senior Notes due 2017 at a premium of $34.2 million. For 2012, represents $14.3 million ($10.8 million for the three months ended June 2102 and $3.5 million for the three months ended September 2012) of the premiums paid on the redemption of $150.0 million of 9.25% Senior Notes due 2015, the redemption of $199.0 million of 10.625% Senior Subordinated Notes due 2017 and the repurchase and retirement of $10.0 million of 9.25% Senior Notes due 2015.

(3)
For the three months ended June 24, 2012 and the fiscal year ended December 30, 2012, this includes costs for the recall of Aunt Jemima product of $3.2 million (before insurance recovery) and $2.1 million (after insurance recovery), respectively.

Our covenant requirements and actual ratios for the twelve months ended June 30, 2013 are as follows:

	Covenant Requirement	Actual Ratio
Senior Secured Credit Facility
Net First Lien Leverage Ratio (1)	5.75 to 1.00	3.42
Total Leverage Ratio (2)	Not applicable	4.21
Senior Notes (3)
Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions (4)	2.00 to 1.00	3.00
 _________________

(1)
Pursuant to the terms of the Senior Secured Credit Facility, we are required to maintain a ratio of Net First Lien Secured Debt to Adjusted EBITDA of no greater than 5.75 to 1.00. Net First Lien Secured Debt is defined as our aggregate consolidated secured indebtedness secured on a first lien basis, less the aggregate amount of all unrestricted cash and cash equivalents.

(2)
The Total Leverage Ratio is not a financial covenant but is used to determine the applicable rate under the Senior Secured Credit Facility. The Total Leverage Ratio is calculated by dividing consolidated total debt less the aggregate amount of all unrestricted cash and cash equivalents by Adjusted EBITDA.

(3)
Our ability to incur additional debt and make certain restricted payments under the indenture governing the 4.875% Senior Notes, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.00 to 1.

(4)
Fixed charges is defined in the indenture governing the 4.875% Senior Notes as (i) consolidated interest expense (excluding specified items) plus consolidated capitalized interest less consolidated interest income, plus (ii) cash dividends and distributions paid on preferred stock or disqualified stock.

Inflation
Historically, inflation did not have a significant effect on us as we had been successful in mitigating the effects of inflation with cost reduction and productivity programs. However inflation became more pronounced in 2011 and 2012, particularly in ingredient costs such as vegetables, flours, shortening/oils, beef, dairy, cocoa, corn sweeteners and energy. In the first half of 2013, inflation was far less pronounced compared to the first half of 2012, and it is expected to be less pronounced over the course of 2013. To the extent possible, we offset inflation with productivity programs. However, we spend approximately $1.1 billion each year on ingredients, therefore each 1% change in our weighted average ingredient costs would increase our Cost of products sold by approximately $11 million. If we experience significant inflation, price increases may be necessary in order to preserve our margins and returns. Severe increases in inflation could have an adverse impact on our business, financial condition and results of operations.

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
The following table provides a reconciliation from our gross profit to Adjusted gross profit for the six months ended June 30, 2013 and June 24, 2012, and the fiscal year ended December 30, 2012.

(thousands of dollars)	Three months ended		Six months ended		Fiscal Year Ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012	December 30, 2012
Gross profit	$144,428	$132,156	$299,269	$267,833	$584,549
Accelerated depreciation expense (a)	—	2,402	—	4,554	20,990
Non-cash items (b)	715	3,467	334	1,079	(1,194)
Acquisition, merger and other restructuring charges (c)	2,355	2,828	4,144	4,222	16,934
Other adjustment items (d)	—	—	—	2,555	1,618
Adjusted gross profit	$147,498	$140,853	$303,747	$280,243	$622,897

 _________________

(a)	Reflects accelerated depreciation related to plant closures.

(b)	Non-cash items are comprised of the following:

(thousands of dollars)	Three months ended		Six months ended		Fiscal Year Ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012	December 30, 2012
Non-cash compensation charges (1)	$285	$40	$308	$80	$113
Unrealized losses (gains) resulting from hedging activities (2)	430	3,427	26	999	(1,307)
Non-cash items	$715	$3,467	$334	$1,079	$(1,194)

 _________________

(1)	Represents non-cash compensation charges related to the granting of equity awards.

(2)	Represents non-cash gains and losses resulting from mark-to-market obligations under derivative contracts.

(c)	Acquisition, merger and other restructuring charges are comprised of the following:

(thousands of dollars)	Three months ended		Six months ended		Fiscal Year Ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012	December 30, 2012
Restructuring charges, integration costs and other business optimization expenses (1)	$2,156	$2,828	$3,945	$4,211	$16,923
Employee severance and recruiting (2)	199	—	199	11	11
Total acquisition, merger and other restructuring charges	$2,355	$2,828	$4,144	$4,222	$16,934

 _________________

(1)
For the fiscal year ended December 30, 2012, primarily represents restructuring and restructuring related charges, consulting and business optimization expenses related to closures at our Tacoma, WA, Fulton, NY, Green Bay, WI and Millsboro, DE facilities, as a result of footprint consolidation projects. For the three and six months ended June 30, 2013 and June 24, 2012, primarily represents restructuring and restructuring related charges, consulting and business optimization expenses related to closures at our Millsboro, DE (March, 2013) and Fulton, NY (March, 2012) facilities.

(2)	Represents severance costs paid or accrued to terminated employees.

(d)	Other adjustment items are comprised of the following:

(thousands of dollars)	Three months ended		Six months ended		Fiscal Year Ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012	December 30, 2012
Other (1)	$—	$—	$—	$2,555	$1,618
Total other adjustments	$—	$—	$—	$2,555	$1,618

 _________________

(1)	For the three and six months ended June 24, 2012 and the fiscal year ended December 30, 2012, primarily represents costs for the recall of Aunt Jemima product, net of insurance recoveries.

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

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet obligations.

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

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” (“ASU 2013-11”). The update provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. We will adopt this standard in December 2013. We anticipate that adoption of the standard will not have a material impact on its Consolidated Financial Statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective at a level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We registered 33,350,000 shares of our common stock in connection with the initial public offering, including 4,350,000 shares subject to an over-allotment option that we granted to the underwriters. The aggregate price of the offering amount registered by the Company was $667.0 million. We sold an aggregate of 33,350,000 shares of our common stock in connection with the initial public offering, for an aggregate offering price of the amount sold of $667.0 million. In connection with the offering we paid the underwriters a discount of $1.20 per share, for a total underwriting discount of approximately $40.0 million. In addition, the Company incurred other expenses in connection with the offering which were paid from cash on hand, in the following amounts.

SEC registration fee	$90,978
FINRA filing fee	100,550
The New York Stock Exchange listing fee	150,000
Printing fees and expenses	430,886
Legal fees and expenses	2,198,243
Blue sky fees and expenses	15,000
Registrar and transfer agent fees	3,516
Accounting fees and expenses	452,446
Miscellaneous expenses	35,201

Total	$3,476,820

The proceeds of the sale of the shares, together with cash on hand, were used to pay down $667.0 million in outstanding debt. Specifically, the Company redeemed at par all $465.0 million in outstanding aggregate principal amount of the 9.25% Senior Notes co-issued by certain of the Company's subsidiaries and repaid $202 million of the Senior Secured Non-extended Term Loan B facility, maturing in April 2014, held by a subsidiary of the Company. There has been no material change in our planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b).

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

ITEM 3:    DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4:    MINE SAFETY DISCLOSURES
None

ITEM 5:    OTHER INFORMATION

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to Blackstone by Hilton Worldwide, Inc., which may be considered our affiliate.

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

PINNACLE FOODS INC.

By:	/s/ Craig Steeneck
Name:	Craig Steeneck
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Authorized Officer)
Date:	August 14, 2013

EXHIBIT INDEX

Exhibit Number	Description of exhibit

3.1
Form of Amended and Restated Certificate of Incorporation of Pinnacle Foods Inc. (previously filed as Exhibit 3.1 to the Current Report on Form 8-K of Pinnacle Foods Inc. filed with the SEC on April 3, 2013 (Commission File Number: 001-35844 and incorporated herein by reference)

3.2
Form of Amended and Restated Bylaws of Pinnacle Foods Inc. (previously filed as Exhibit 3.2 to the Current Report on Form 8-K of Pinnacle Foods Inc. filed with the SEC on April 3, 2013 (Commission File Number: 001-35844 and incorporated herein by reference)

4.1
Form of Stock Certificate for Common Stock. (previously filed as Exhibit 4.1 to the Registration Statement on Form S-1A of Pinnacle Foods Inc. filed with the SEC on March 6, 2013 (Commission File Number: 333-185565 and incorporated herein by reference)

4.2
Registration Rights Agreement among Pinnacle Foods Inc. and certain of its shareholders. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K of Pinnacle Foods Inc. filed with the SEC on April 3, 2013 (Commission File Number: 001-35844 and incorporated herein by reference)

4.3
Shareholders Agreement of Pinnacle Foods Inc. (previously filed as Exhibit 4.2 to the Current Report on Form 8-K of Pinnacle Foods Inc. filed with the SEC on April 30, 2013 (Commission File Number: 001-35844 and incorporated herein by reference)

4.4
Senior Notes Indenture, dated as of April 29, 2013, among Pinnacle Foods Finance LLC and Pinnacle Foods Finance Corp., the Guarantors listed therein and Wilmington Trust Company, as Trustee (previously filed as Exhibit 4.1 to the Current Report on Form 8-K of Pinnacle Foods Inc. filed with the SEC on April 30, 2013 (Commission File Number: 001-35844) and incorporated herein by reference).

4.5
Registration Rights Agreement among Pinnacle Foods Finance LLC, Pinnacle Foods Finance Corp., the Guarantors listed therein. and Barclays Capital Inc. (previously filed as Exhibit 4.2 to the Current Report on Form 8-K of Pinnacle Foods Inc. filed with the SEC on April 30, 2013 (Commission File Number: 001-35844 and incorporated herein by reference)

10.1
Second Amended and Restated Credit Agreement among Pinnacle Foods Finance LLC, Peak Finance Holding LLC, Barclays Bank PLC. and the Other Lenders Party hereto. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K of Pinnacle Foods Inc. filed with the SEC on April 30, 2013 (Commission File Number: 001-35844 and incorporated herein by reference)

10.2
Second Amended and Restated Credit Agreement among Pinnacle Foods Finance LLC, Peak Finance Holding LLC, the Guarantors Party hereto, Barclays Bank Plc, Bank of America, NA and the Other Lenders Party hereto. (previously filed as Exhibit 10.2 to the Current Report on Form 8-K of Pinnacle Foods Inc. filed with the SEC on April 30, 2013 (Commission File Number: 001-35844 and incorporated herein by reference)

10.3
Termination of Securityholders' Agreement dated April 3, 2013 among Peak Holdings LLC, Pinnacle Foods Inc. and the other +parties hereto (previously filed as Exhibit 10.1 to the Current Report on Form 8-K of Pinnacle Foods Inc. filed with the SEC on April 3, 2013 (Commission File Number: 001-35844) and incorporated herein by reference)

10.4
Termination of Transaction and Advisory Fee Agreement Agreement dated April 3, 2013 among Pinnacle Foods Finance LLC and Blackstone Management Partners V L.L.C. (previously filed as Exhibit 10.2 to the Current Report on Form 8-K of Pinnacle Foods Inc. filed with the SEC on April 3, 2013 (Commission File Number: 001-35844) and incorporated herein by reference)

10.5+
Modification of the Pinnacle Foods Inc. (formerly Crunch Holding Corp.) 2007 Stock Incentive Plan Form of Nonqualified Stock Option Agreement (previously filed as Exhibit 10.42 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 5, 2013 (Commission File Number: 333-148297) and incorporated herein by reference).

10.6+
Form of Pinnacle Foods Inc. 2013 Omnibus Incentive Plan (previously filed as Exhibit 10.3 to the Current Report on Form 8-K of Pinnacle Foods Inc. filed with the SEC on April 3, 2013 (Commission File Number: 001-35844) and incorporated herein by reference).

10.7+
Form of Restricted Stock Agreement (Conversion Replacement Award) previously filed as Exhibit 10.45 to the Registration Statement on Form S-1/A of Pinnacle Foods Inc. filed with the SEC on March 6, 2013) (Commission File Number: 333-185565)

10.8+
Form of Nonqualified Stock Option Agreement (previously filed as Exhibit 10.46 to the Registration Statement on Form S-1/A of Pinnacle Foods Inc. filed with the SEC on March 6, 2013 (Commission File Number: 333-185565) and incorporated herein by reference).

10.9+
Form of Restricted Stock Agreement under 2013 Omnibus Incentive Plan. (previously filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q of Pinnacle Foods Inc. filed with the SEC on May 10, 2013 (Commission File Number: 333-185565) and incorporated herein by reference).

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