Form 10-Q
period 2013-09-29
Pinnacle Foods Inc.
filed 2013-11-13
CIK 1564822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2013
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
___________________________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☒	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☐     No  ☒

The Registrant had 117,218,996 shares of common stock, $0.01 par value, outstanding at November 11, 2013.

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

Unaudited consolidated financial statements begin on the following page

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(thousands, except per share amounts)

	Three months ended		Nine months ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
Net sales	$572,455	$567,905	$1,754,480	$1,773,425
Cost of products sold	415,052	438,564	1,297,808	1,376,251
Gross profit	157,403	129,341	456,672	397,174
Operating expenses
Marketing and selling expenses	40,866	38,336	134,002	130,540
Administrative expenses	25,304	21,349	93,189	66,089
Research and development expenses	2,709	2,677	7,825	8,211
Other expense (income), net	3,606	7,084	45,096	25,280
Total operating expenses	72,485	69,446	280,112	230,120
Earnings before interest and taxes	84,918	59,895	176,560	167,054
Interest expense	19,595	44,462	107,878	154,601
Interest income	23	4	68	105
Earnings before income taxes	65,346	15,437	68,750	12,558
Provision for income taxes	24,661	5,559	35,108	3,701
Net earnings	$40,685	$9,878	$33,642	$8,857

Net earnings per share
Basic	$0.35	$0.12	$0.32	$0.11
Weighted average shares outstanding- basic	115,590	81,218	103,921	81,237
Diluted	$0.35	$0.11	$0.32	$0.10
Weighted average shares outstanding- diluted	116,348	86,445	105,978	86,461
Dividends declared	$0.18	$—	$0.36	$—
See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (unaudited)
(thousands of dollars)

	Three months ended		Nine months ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
Net earnings	$40,685	$9,878	$33,642	$8,857
Other comprehensive earnings (loss)
Foreign currency translation	179	118	(4)	341
Net gain (loss) on financial instrument contracts	(4,709)	(2,622)	25,627	(8,168)
Loss on pension actuarial assumption adjustments	—	—	—	(76)

Reclassifications into earnings:
Financial instrument contracts	(439)	1,174	2,825	8,854
Amortization of deferred mark-to-market adjustment on terminated swaps	—	—	—	445
Loss on pension actuarial assumption adjustments	353	—	1,072	—

Tax benefit (provision) on other comprehensive earnings	1,663	393	(2,481)	(792)
Total other comprehensive (loss) earnings - net of tax	(2,953)	(937)	27,039	604
Total comprehensive earnings	$37,732	$8,941	$60,681	$9,461

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
(thousands of dollars, except share and per share amounts)

	September 29, 2013	December 30, 2012
Current assets:
Cash and cash equivalents	$110,403	$92,281
Accounts receivable, net of allowances of $5,707 and $5,149, respectively	168,916	143,884
Inventories	394,328	358,051
Other current assets	7,266	11,862
Deferred tax assets	121,181	99,199
Total current assets	802,094	705,277
Plant assets, net of accumulated depreciation of $283,426 and $244,694, respectively	512,351	493,666
Tradenames	1,603,992	1,603,992
Other assets, net	161,423	155,558
Goodwill	1,441,495	1,441,495
Total assets	$4,521,355	$4,399,988

Current liabilities:
Short-term borrowings	$1,065	$2,139
Current portion of long-term obligations	19,436	30,419
Accounts payable	180,055	137,326
Accrued trade marketing expense	38,920	44,571
Accrued liabilities	106,675	119,269
Dividends payable	21,354	—
Total current liabilities	367,505	333,724
Long-term debt (includes $48,004 and $63,097 owed to related parties, respectively)	1,968,907	2,576,386
Pension and other postretirement benefits	93,090	100,918
Other long-term liabilities	24,802	28,705
Deferred tax liabilities	530,148	471,529
Total liabilities	2,984,452	3,511,262
Commitments and contingencies (Note 12)
Shareholders' equity:
Pinnacle preferred stock: $.01 per share, 50,000,000 shares authorized, none issued
Pinnacle common stock: par value $.01 per share, 200,000,000 shares authorized; issued and outstanding 117,220,795 and 81,210,672, respectively	1,172	812
Additional paid-in-capital	1,325,835	696,512
Retained earnings	244,410	252,955
Accumulated other comprehensive loss	(34,514)	(61,553)
Total shareholders' equity	1,536,903	888,726
Total liabilities and shareholders' equity	$4,521,355	$4,399,988

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands of dollars)

	Nine months ended
	September 29, 2013	September 23, 2012
Cash flows from operating activities
Net earnings	$33,642	$8,857
Non-cash charges (credits) to net earnings
Depreciation and amortization	57,683	68,542
Amortization of discount on term loan	720	669
Amortization of debt acquisition costs	3,378	6,745
Call premium on note redemptions	34,180	14,255
Refinancing costs and write off of debt issuance costs	19,668	17,482
Amortization of deferred mark-to-market adjustment on terminated swaps	—	444
Change in value of financial instruments	(192)	(2,002)
Equity-based compensation charge	5,616	725
Pension expense, net of contributions	(6,756)	(8,924)
Gain on sale of assets held for sale	(3,627)	—
Other long-term liabilities	(494)	3,210
Other long-term assets	—	(601)
Deferred income taxes	33,226	2,637
Changes in working capital
Accounts receivable	(25,275)	(5,974)
Inventories	(36,160)	(66,822)
Accrued trade marketing expense	(5,556)	3,853
Accounts payable	41,746	14,198
Accrued liabilities	(10,464)	4,340
Other current assets	392	750
Net cash provided by operating activities	141,727	62,384
Cash flows from investing activities
Capital expenditures	(62,722)	(49,796)
Proceeds from sale of plant assets	6,853	570
Net cash used in investing activities	(55,869)	(49,226)
Cash flows from financing activities
Net proceeds from issuance of common stock	624,258	—
Repurchases of equity	(191)	(846)
Dividends paid	(20,831)	—
Proceeds from bank term loans	1,625,925	842,625
Proceeds from notes offerings	350,000	—
Repayments of long-term obligations	(1,732,071)	(625,172)
Repurchase of notes	(899,180)	(373,255)
Proceeds from short-term borrowings	2,408	1,216
Repayments of short-term borrowings	(3,481)	(2,364)
Borrowings under revolving credit facility	—	5,000
Repayments of revolving credit facility	—	(5,000)
Repayment of capital lease obligations	(2,320)	(2,803)
Debt acquisition costs	(12,491)	(17,414)
Change in bank overdrafts	—	19,327
Net cash used in financing activities	(67,974)	(158,686)
Effect of exchange rate changes on cash	238	388
Net change in cash and cash equivalents	18,122	(145,140)
Cash and cash equivalents - beginning of period	92,281	151,031
Cash and cash equivalents - end of period	$110,403	$5,891

Supplemental disclosures of cash flow information:
Interest paid	$91,577	$138,622
Interest received	69	105
Income taxes paid	2,998	1,933
Non-cash investing and financing activities:
New capital leases	2,030	1,549
Dividends payable	21,354	—
See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
(thousands of dollars, except share and per share amounts)

	Common Stock		Additional Paid In Capital	Retained earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balance, December 25, 2011	81,272,578	$813	$696,539	$200,436	$(52,436)	$845,352
Equity contributions:
Shares repurchased	(60,714)	(1)	(845)			(846)
Equity related compensation			725			725
Comprehensive earnings				8,857	604	9,461
Balance, September 23, 2012	81,211,864	$812	$696,419	$209,293	$(51,832)	$854,692

Balance, December 30, 2012	81,210,672	$812	$696,512	$252,955	$(61,553)	$888,726
Equity contributions:
Share issuance	36,153,849	361	623,897			624,258
Shares repurchased	(8,319)	—	(191)			(191)
Shares forfeited	(135,407)	(1)	1			—
Equity related compensation			5,616			5,616
Dividends ($0.36 per share)*				(42,187)		(42,187)
Comprehensive earnings				33,642	27,039	60,681
Balance, September 29, 2013	117,220,795	$1,172	$1,325,835	$244,410	$(34,514)	$1,536,903

See accompanying Notes to Unaudited Consolidated Financial Statements

* $0.18 per share quarterly, declared May 2013 and September 2013

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

1. Summary of Business Activities
Business Overview
Pinnacle Foods Inc. (hereafter referred to as “Pinnacle” or the “Company”), formerly known as Crunch Holding Corp., is a holding company whose sole asset is 100% ownership of Peak Finance Holdings LLC (“PFH”). PFH is a holding company whose sole asset is 100% ownership of Pinnacle Foods Finance LLC (“Pinnacle Foods Finance”). The Company is majority owned by affiliates of The Blackstone Group L.P. ("Blackstone"). In October 2013, approximately 30.7 million shares previously owned by certain Blackstone Funds were transferred to BCPV Pinnacle Holdings LLC.  The transfer of these shares did not result in any change in beneficial ownership for any of the Blackstone Funds.
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
Significant transactions affecting comparability
The results of operations in the nine months ended September 29, 2013 and September 23, 2012 are impacted by our April 2013 initial public offering (the "IPO") and the April 2013 and 2012 refinancings which significantly affected Administrative expenses, Other expense, Interest expense and Provision for income taxes. See Management's Discussion and Analysis (pages 50-78).
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

On March 28, 2013, the U.S. Securities and Exchange Commission ("SEC") declared effective the Company's registration statement on Form S-1 related to the IPO. The Company's common stock began trading on the New York Stock Exchange ("NYSE"), under the ticker symbol PF, on March 28, 2013. In connection with the IPO, 2,618,307 additional shares were issued through the exercise of a warrant agreement by Peak Holdings LLC ("Peak Holdings") which was the majority owner of Pinnacle Foods Finance prior to the IPO. Immediately thereafter, the warrant agreement was terminated and Peak Holdings was liquidated. On April 3, 2013, the IPO closed in which the Company issued and sold 33,350,000 shares of common stock for cash consideration of $20.00 per share ($18.80 per share net of underwriting discounts). None of Blackstone, Directors or management of the Company sold any shares as part of the IPO. The Company received approximately $623.9 million in net proceeds ($667.0 million of gross proceeds net of $43.1 million of underwriting discounts and other fees) from the offering, which were used to pay down debt. See Note 9 of the Consolidated Financial Statements "Debt and Interest Expense" for further details.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

2. Interim Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of September 29, 2013, the results of operations for the three and nine months ended September 29, 2013 and September 23, 2012, and the cash flows for the nine months ended September 29, 2013 and September 23, 2012. The results of operations are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 30, 2012.

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

Level 3:	Unobservable inputs that reflect the Company’s assumptions.
The Company’s financial assets and liabilities subject to recurring fair value measurements and the required disclosures are as follows:

	Fair Value as of September 29, 2013	Fair Value Measurements Using Fair Value Hierarchy			Fair Value as of December 30, 2012	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Interest rate derivatives	$25,065	$—	$25,065	$—	$—	$—	$—	$—
Foreign currency derivatives	573	—	573	—	638	—	638	—
Commodity derivatives	133	—	133	—	525	—	525	—
Total assets at fair value	$25,771	$—	$25,771	$—	$1,163	$—	$1,163	$—

Liabilities
Interest rate derivatives	$1,342	$—	$1,342	$—	$3,807	$—	$3,807	$—
Commodity derivatives	—	—	—	—	682	—	682	—
Total liabilities at fair value	$1,342	$—	$1,342	$—	$4,489	$—	$4,489	$—

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

The valuations of these instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate, commodity, and foreign exchange forward curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of the authoritative guidance for fair value disclosure, the Company incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. The Company had no fair value measurements based upon significant unobservable inputs (Level 3) as of September 29, 2013 or December 30, 2012.

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

4. Other Expense (Income), net

	Three months ended		Nine months ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
Other expense (income), net consists of:
Amortization of intangibles/other assets	$3,872	$3,879	$11,616	$11,647
Redemption premiums on the early extinguishment of debt	—	3,470	34,180	14,255
Royalty income and other	(266)	(265)	(700)	(622)
Total other expense (income), net	$3,606	$7,084	$45,096	$25,280

Redemption premium on the early extinguishment of debt. On May 10, 2013, as part of a debt refinancing (the "April 2013 Refinancing") the Company redeemed all $400.0 million of its outstanding 8.25% Senior Notes at a redemption price of 108.5% of the aggregate principal amount at a premium of $34.2 million. On April 19, 2012, as part of a debt refinancing (the "April 2012 Refinancing") the Company redeemed all $199.0 million of its outstanding 10.625% Senior Subordinated Notes at a redemption price of 105.313% of the aggregate principal amount at a premium of $10.6 million. On June 5, 2012, the Company repurchased and retired $10.0 million of 9.25% Senior Notes at a price of 102.125% of the aggregate principal amount at a premium of $0.2 million. On September 20, 2012, as part of a debt refinancing (the "September 2012 Refinancing") the Company redeemed $150.0 million of its outstanding 9.25% Senior Subordinated Notes at a redemption price of 102.313% of the aggregate principal amount at a premium of $3.5 million.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

5. Shareholder's Equity, Equity-Based Compensation Expense and Earnings Per Share

Equity-based Compensation

The Company has two long-term incentive programs: The 2007 Stock Incentive Plan and the 2013 Omnibus Incentive Plan. Prior to March 28, 2013, Peak Finance Holdings LLC ("Peak Holdings"), the former parent of the Company also had the 2007 Unit Plan, which was terminated in connection with the Company's recent IPO. Equity-based compensation expense recognized during the period is based on the value of the portion of equity-based payment awards that is ultimately expected to vest during the period. As equity-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The authoritative guidance for equity compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The fair value of the options granted during the nine months ended September 29, 2013 and September 23, 2012, respectively, was estimated on the date of the grant using the Black-Scholes model with the following weighted average assumptions:

	September 29, 2013	*	September 23, 2012
Risk-free interest rate	1.16%		0.64%
Expected time to option exercise	6.50 years		1.93 years
Expected volatility of Pinnacle Foods Inc. stock	35%		55%
Expected dividend yield on Pinnacle Foods Inc. stock	3.55%		0%

* all of the options issued in the first half of 2013 were valued using an IPO price of $20.00 a share. No dividend was in effect in 2012.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Expense Information

The following table summarizes equity-based compensation expense related to employee equity options and employee equity units under the authoritative guidance for equity compensation which was allocated as follows:

	Three months ended		Nine months ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
Cost of products sold	$81	$16	$389	$96
Marketing and selling expenses	56	51	991	291
Administrative expenses	2,069	54	4,082	316
Research and development expenses	85	3	154	22
Pre-tax equity-based compensation expense	2,291	124	5,616	725
Income tax benefit	(698)	(39)	(1,378)	(53)
Net equity-based compensation expense	$1,593	$85	$4,238	$672

As of September 29, 2013, cumulative unrecognized equity compensation expense of the unvested portion of shares for the Company's two long-term incentive programs was $43,029. The weighted average period over which vesting will occur is approximately 5.5 years for the 2007 Stock Incentive Plan and 2.5 years for the 2013 Omnibus Plan. Options under the plans have a termination date of 10 years from the date of issuance.

2007 Stock Incentive Plan
The Company adopted an equity option plan (the “2007 Stock Incentive Plan”) providing for the issuance of up to 1,104,888 shares of the Company's common stock. Pursuant to the 2007 Stock Incentive Plan, certain officers, employees, managers, directors and other persons were eligible to receive grants of nonqualified stock options, as permitted by applicable law. For options granted from 2007 to 2009, generally 25% of the options will vest ratably over five years (“Time-Vested Options”), subject to full acceleration upon a change of control. Fifty percent of the options vest ratably over five years if annual or cumulative Management EBITDA targets, as defined, are met (“Performance Options”). The final 25% of the options vest either on a change of control or liquidity event, if a 12% annual internal rate of return is attained by Blackstone. In addition, the plan was also revised to provide that if the EBITDA target is achieved in any two consecutive fiscal years (excluding 2007 and 2008) during the employee's continued employment, then that year's and all prior years' performance options will vest and become exercisable, and if the exit options vest and become exercisable during the employee's continued employment, then all the performance options will also vest and become exercisable. Subsequent to 2009, the Company awarded options in the form of Time Vested Options (25%) and Performance Options (75%) to certain employees. The options have the same vesting provisions as stated above, including the provisions that if there is a change of control or liquidity event and if a 12% annual internal rate of return is attained by Blackstone, then all the Performance Options will also vest and become exercisable. Prior to March 1, 2013, this annual internal rate of return target was 20%, but the Compensation Committee of the Board of Directors reduced the target for vesting purposes on that date from 20% to 12% to reflect changes in the food industry environment since the plan was adopted. Subsequent to the adoption of the 2013 Omnibus Incentive Plan (as further described below), there will be no more grants under this plan.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

The following table summarizes the equity option transactions under the 2007 Stock Incentive Plan:

		Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Life	Aggregate Intrinsic Value (000's)
Outstanding, December 30, 2012		436,486	$9.99	$3.97	6.22	$1,642

	Granted	—	—	—
	Exercised	(43,053)	8.94	4.98
	Forfeitures	(30,918)	10.61	6.93
Outstanding, September 29, 2013		362,515	10.06	$5.89	5.58	5,803

Exercisable, September 29, 2013		156,848	$9.20	$4.06	4.80	$2,645

2007 Unit Plan
Peak Holdings, the former parent of Pinnacle Foods Inc., adopted an equity plan (the “2007 Unit Plan”) providing for the issuance of profit interest units ("PIUs") in Peak Holdings. Certain employees had been given the opportunity to invest in Peak Holdings through the purchase of Peak Holding's Class A-2 Units. In addition, from 2007 to 2009, each manager who so invested was awarded profit interests in Peak Holdings in the form of Class B-1, Class B-2 and Class B-3 Units. Generally 25% of the PIUs vested ratably over five years (“Class B-1 Units”), subject to full acceleration upon a change of control. Fifty percent of the PIUs vested ratably over five years depending on whether annual or cumulative EBITDA targets were met (“Class B-2 Units”). The plan also provides that, if the Adjusted EBITDA target was achieved in any two consecutive fiscal years during the employee's continued employment, then that year's and all prior years' Class B-2 Units vested, and if there was a change of control or liquidity event, (defined as when Blackstone sells more than 50% of its holdings and a certain annual internal rate of return is attained by Blackstone), then all the Class B-2 units also vested, and if the Class B-3 Units vested during the employee's continued employment (as described below) then all the Class B-2 Units also vested. The final 25% of the PIUs granted vested either on a change of control or liquidity event, if a 12% annual internal rate of return was attained by Blackstone (“Class B-3 Units”). Subsequent to 2009, the Company awarded PIUs to certain employees in the form of Class B-1 Units (25%) and Class B-2 Units (75%). The Class B-1 Units and Class B-2 Units had the same vesting provisions as stated above, including the provisions that if there was a change of control or liquidity event and if a 12% annual internal rate of return was attained by Blackstone, then all the Class B-2 units would also vest and become exercisable. Prior to March 1, 2013, this annual internal rate of return target was 20%, but the Compensation Committee of the Board of Directors reduced the target for vesting purposes on that date from 20% to 12% to reflect changes in the food industry environment since the plan was adopted.

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

2013 Omnibus Incentive Plan

In connection with the IPO, the Company adopted an equity incentive plan (the “2013 Omnibus Incentive Plan”) providing for the issuance of up to 11,300,000 shares of the Company's common stock which will be reserved for issuance under (1) equity awards granted as a result of the conversion of unvested PIUs into restricted common stock of the Company, (2) stock options and other equity awards granted in connection with the completion of the IPO, and (3) awards granted by the Company under the 2013 Omnibus Plan following the completion of the IPO. Pursuant to the 2013 Omnibus Plan, certain officers, employees, managers, directors and other persons are eligible to receive grants of equity based awards, as permitted by applicable law.

On March 27, 2013, in connection with the IPO, the Company issued 2,310,000 "Founders Grants" options under the 2013 Omnibus Plan. The options vest in full at the end of three years. Additionally, 82,460 non-vested shares were issued which also vest in full at the end of three years. Pursuant to his employment agreement, on April 3, 2013, Robert J. Gamgort, the Chief Executive Officer, became entitled to 200,000 shares of common stock, which will be issued on April 3, 2014, subject to Mr. Gamgort's continued service through that date. On August 1, 2013, an additional 66,042 non-vested shares and 155,575 options were issued to various employees. The non-vested shares vest in full at the end of four years while the options vest in full at the end of three years.

The following table summarizes the equity option transactions under the 2013 Omnibus Plan:

		Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Life	Aggregate Intrinsic Value (000's)
Outstanding, December 30, 2012		—	$—	$—	0	—

	Granted	2,465,575	20.35	4.78
	Exercised	—	—	—
	Forfeitures	(125,310)	20.00	4.63
Outstanding, September 29, 2013		2,340,265	20.37	$4.79	9.51	$13,336

Exercisable, September 29, 2013		—	$—	$—	0	$—

The following table summarizes the changes in non-vested shares.

		Number of Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Life	Aggregate Intrinsic Value (000's)
Non-vested shares at December 30, 2012		—	$—	0	$—

	Converted PIUs	1,546,355	20.00
	Granted	348,502	21.06
	Forfeitures	(135,407)	20.00
	Vested	(80,252)	20.00
Non-vested shares at September 29, 2013		1,679,198	$20.34	6.63	$43,777

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Other Comprehensive Earnings

The following table presents amounts reclassified out of Accumulated Other Comprehensive Loss ("AOCL") and into Net earnings for the three and nine months ended September 29, 2013.

Gain/(Loss)	Amounts Reclassified from AOCL
	Three months ended	Nine months ended
Details about Accumulated Other Comprehensive Earnings Components	September 29, 2013	September 29, 2013		Reclassified from AOCL to:
Gains and losses on financial instrument contracts
Interest rate contracts	$(15)	$(3,961)		Interest expense
Foreign exchange contracts	454	1,136		Cost of products sold
Total before tax	439	(2,825)
Tax benefit (expense)	(239)	935		Provision for income taxes
Deferred tax expense	—	(9,070)	(a)	Provision for income taxes
Net of tax	200	(10,960)

Pension actuarial assumption adjustments
Amortization of actuarial loss	(353)	(1,072)	(b)	Cost of products sold
Tax benefit	136	413		Provision for income taxes
Net of tax	(217)	(659)
Net reclassifications into net earnings	$(17)	$(11,619)

(a) See Notes 11 and 15 for additional details.
(b) This is included in the computation of net periodic pension cost (see Note 10 for additional details).

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings or loss for common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are calculated by dividing net earnings by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

	Three months ended		Nine months ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
Weighted-average common shares	115,590,396	81,218,162	103,921,211	81,237,056
Effect of dilutive securities:	757,112	5,226,728	2,057,157	5,223,800
Dilutive potential common shares	116,347,508	86,444,890	105,978,368	86,460,856

Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities. For the three and nine months ended September 29, 2013 conversion of stock options and non-vested shares totaling 180,297 and 2,454,101, respectively, into common share equivalents were excluded from this calculation as their effect would have been anti-dilutive. For the three and nine months ended September 23, 2012, conversion of stock options and non-vested shares totaling 80,622 and 82,891, respectively, into common share equivalents were excluded from this calculation as their effect would have been anti-dilutive.

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

	September 29, 2013	December 30, 2012
Customers	$168,106	$137,950
Allowances for cash discounts, bad debts and returns	(5,707)	(5,149)
Subtotal	162,399	132,801
Other receivables	6,517	11,083
Total	$168,916	$143,884

Inventories. Inventories are as follows:

	September 29, 2013	December 30, 2012
Raw materials, containers and supplies	$61,504	$50,919
Finished product	332,824	307,132
Total	$394,328	$358,051

The Company has various purchase commitments for raw materials, containers, supplies and certain finished products incident to the ordinary course of business. Such commitments are not at prices in excess of current market.

Other Current Assets. Other Current Assets are as follows:

	September 29, 2013	December 30, 2012
Prepaid expenses	$3,590	$5,954
Prepaid income taxes	2,120	578
Assets held for sale	1,556	5,330
Total	$7,266	$11,862

Assets held for sale is comprised of our closed plant in Millsboro, DE. Our Fulton, NY location, which was previously held for sale, was sold in January 2013 for total net proceeds of $874. Our Tacoma, WA location, which was previously held for sale, was sold in July 2013 for total net proceeds of $5,077.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Plant Assets. Plant assets are as follows:

	September 29, 2013	December 30, 2012
Land	$14,061	$14,061
Buildings	190,487	178,300
Machinery and equipment	556,180	513,339
Projects in progress	35,049	32,660
Subtotal	795,777	738,360
Accumulated depreciation	(283,426)	(244,694)
Total	$512,351	$493,666

Depreciation was $15,786 and $46,067 during the three and nine months ended September 29, 2013, respectively. Depreciation was $22,607 and $56,895 during the three and nine months ended September 23, 2012, respectively which included $7,677 and $12,231, respectively, of accelerated depreciation resulting from restructuring activities. As of September 29, 2013 and December 30, 2012, Plant Assets included assets under capital lease with a book value of $19,924 and $22,030 (net of accumulated depreciation of $8,668 and $8,246), respectively.

Accrued Liabilities. Accrued liabilities are as follows:

	September 29, 2013	December 30, 2012
Employee compensation and benefits	$61,626	$53,373
Interest payable	17,034	28,116
Consumer coupons	2,812	3,346
Accrued restructuring charges (see Note 8)	2,210	10,480
Accrued financial instrument contracts (see Note 11)	1,341	682
Other	21,652	23,272
Total	$106,675	$119,269
Other Long-Term Liabilities. Other long-term liabilities are as follows:

	September 29, 2013	December 30, 2012
Employee compensation and benefits	$9,324	$9,340
Long-term rent liability and deferred rent allowances	9,609	10,217
Liability for uncertain tax positions	1,622	1,614
Accrued financial instrument contracts (see Note 11)	—	3,807
Other	4,247	3,727
Total	$24,802	$28,705

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

7. Goodwill, Tradenames and Other Assets
Goodwill
Goodwill by segment is as follows:

	Birds Eye Frozen	Duncan Hines Grocery	Specialty Foods	Total
Balance, December 30, 2012	$527,069	$740,465	$173,961	$1,441,495

Balance, September 29, 2013	$527,069	$740,465	$173,961	$1,441,495

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

Tradenames

Tradenames by segment are as follows:

	Birds Eye	Duncan Hines	Specialty
	Frozen	Grocery	Foods	Total
Balance, December 30, 2012	$796,680	$771,312	$36,000	$1,603,992

Balance, September 29, 2013	$796,680	$771,312	$36,000	$1,603,992

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Other Assets

	September 29, 2013
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$52,810	$(34,326)	$18,484
Customer relationships - Distributors	36	125,746	(32,919)	92,827
Customer relationships - Food Service	7	36,143	(34,438)	1,705
Customer relationships - Private Label	7	9,214	(8,942)	272
License	7	4,875	(2,812)	2,063
Total amortizable intangibles		$228,788	$(113,437)	$115,351
Deferred financing costs		35,988	(20,181)	15,807
Financial instruments		25,065	—	25,065
Other (1)		5,200	—	5,200
Total other assets, net				$161,423
	Amortizable intangibles by segment
	Birds Eye Frozen			$64,884
	Duncan Hines Grocery			45,034
	Specialty Foods			5,433
				$115,351

	December 30, 2012
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$52,810	$(30,365)	$22,445
Customer relationships - Distributors	36	125,746	(28,791)	96,955
Customer relationships - Food Service	7	36,143	(31,882)	4,261
Customer relationships - Private Label	7	9,214	(8,533)	681
License	7	4,875	(2,250)	2,625
Total amortizable intangibles		$228,788	$(101,821)	$126,967
Deferred financing costs		59,486	(35,306)	24,180
Other (1)		4,411	—	4,411
Total other assets, net				$155,558
	Amortizable intangibles by segment
	Birds Eye Frozen			$69,581
	Duncan Hines Grocery			48,806
	Specialty Foods			8,580
				$126,967

(1) As of September 29, 2013 and December 30, 2012, Other primarily consists of security deposits.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Amortization of intangible assets was $3,872 and $11,616 for the three and nine months ended September 29, 2013, respectively. Amortization of intangible assets was $3,879 and $11,647 for the three and nine months ended September 23, 2012, respectively. Estimated amortization expense for each of the next five years and thereafter is as follows: remainder of 2013 -$3,900; 2014 - $12,200; 2015 - $10,900; 2016 - $10,300; 2017 - $5,700 and thereafter - $72,400.

Deferred Financing Costs

All deferred financing costs, which relate to the Senior Secured Credit Facility, Senior Subordinated Notes and Senior Notes are amortized into interest expense over the life of the related debt using the effective interest method. As part of the April 2013 Refinancing and debt repayments including usage of the proceeds from the IPO, the Company expensed financing costs of $4,762 and wrote off deferred financing costs of $12,725. In addition, amortization of deferred financing costs was $623 and $3,378 during the three and nine months ended September 29, 2013, respectively. In 2012, as part of the April and September Refinancings, the Company expensed financing costs of $7,526 and wrote off deferred financing costs of $8,091. In addition, amortization of deferred financing costs was $1,910 and $6,745 during the three and nine months ended September 23, 2012, respectively.
The following summarizes deferred financing cost activity:

	Gross Carrying Amount	Accumulated Amortization	Net
Balance, December 30, 2012	$59,486	$(35,306)	$24,180
2013 - Additions	7,730	—	7,730
Amortization	—	(3,378)	(3,378)
Write off	(31,228)	18,503	(12,725)
Balance, September 29, 2013	$35,988	$(20,181)	$15,807

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

Millsboro, DE plant closure

The Company's pickle production plant, located in Millsboro, DE ended production at year-end 2012. The Company recorded employee termination costs of $150 and $1,472 in the three and nine months ended September 23, 2012, respectively. The Company recorded asset retirement obligation charges of $0 and $750 in the three and nine months ended September 23, 2012, respectively. In addition, the Company recorded accelerated depreciation charges of $6,631 and $8,367 in the three and nine months ended September 23, 2012, respectively. All restructuring charges related to the closure of the Millsboro, DE plant are recorded in the Duncan Hines Grocery Division and in the Cost of products sold line in the Consolidated Statements of Operations.

Exit low-margin un-branded business

As a result of exiting the lower-margin un-branded pickle business, the Company terminated the use of a third party ingredients storage facility in the third quarter of 2012. In doing so, the Company accrued contract termination and other fees of $6,483 in both the three and nine months ended September 23, 2012, which was subsequently paid in July 2013. In addition, the Company recorded accelerated depreciation charges at its Imlay City, MI plant for assets used in the low-margin un-branded pickle business. These charges were $814 in both the three and nine months ended September 23, 2012. All restructuring charges related to exiting the low-margin un-branded pickle business are recorded in the Specialty foods segment and in the Cost of products sold line in the Consolidated Statements of Operations.

Green Bay, WI Research Facility

On May 15, 2012, the Company announced plans to relocate the Birds Eye Frozen Division Research and Development team from Green Bay, WI to its new facility at its Parsippany, NJ headquarters. The Company believes that the relocation will allow for seamless collaboration between marketing, sales, procurement and R&D that will drive improved brand innovation, marketing and productivity. The Company closed its Green Bay, WI research facility in December 2012. The Company recorded employee termination costs of $233 and $960 in the three and nine months ended September 23, 2012, respectively. In addition, the Company recorded accelerated depreciation charges of $232 and $419 in the three and nine months ended September 23, 2012, respectively. All restructuring charges related to the closure of the Green Bay, WI research facility are recorded in the Birds Eye Frozen Division and in the Research and development line in the Consolidated Statements of Operations.

Fulton, NY Plant

On April 15, 2011, the Company announced plans to consolidate the Birds Eye Frozen Division's Fulton, NY plant operations into its Darien, WI and Waseca, MN facilities in order to locate vegetable processing closer to the crop-growing region and thus reduce the related freight costs. In connection with this project, the Company made significant capital investments in its Darien, WI and Waseca, MN plants. The Company recorded accelerated depreciation costs of $0 and $2,324 in the three and nine months ended September 23, 2012, respectively. All restructuring charges related to the closure of the Fulton, NY plant were recorded in the Birds Eye Frozen Division and in the Cost of products sold line in the Consolidated Statements of Operations. Severance costs were accrued in the second quarter of 2011 and payments were substantially completed in the third quarter of 2012. On January 9, 2013, the sale of the Fulton location was finalized for total net proceeds of $874.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Tacoma, WA Plant

On December 3, 2010, in an effort to improve its supply chain operations, the Company announced the closure of the Tacoma, WA plant and the consolidation of production into its Fort Madison, IA plant. The Company recorded accelerated depreciation costs of $0 and $307 in the three and nine months ended September 23, 2012, respectively. All restructuring charges related to the closure of the Tacoma, WA plant were recorded in the Duncan Hines Grocery Division and in the Cost of products sold line in the Consolidated Statements of Operations. Severance costs were accrued in the fourth quarter of 2010 and payments were substantially completed in the second quarter of 2012. The Company's Tacoma, WA location was sold in July 2013 for total net proceeds of $5.1 million.

The following table summarizes total restructuring charges accrued as of September 29, 2013.

Description	Balance, December 30, 2012	Expense	Payments	Balance, September 29, 2013
Facility shutdowns	$2,796	$—	$(1,030)	$1,766
Contract termination and other fees	5,833	—	(5,833)	—
Employee severance	1,851	—	(1,407)	444
Total	$10,480	$—	$(8,270)	$2,210

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

9. Debt and Interest Expense

	September 29, 2013	December 30, 2012
Short-term borrowings
- Notes payable	$1,065	$2,139
Total short-term borrowings	$1,065	$2,139
Long-term debt
- Senior Secured Credit Facility - Tranche B Non Extended Term Loans due 2014	$—	$243,264
- Senior Secured Credit Facility - Tranche B Extended Term Loans due 2016	—	637,906
- Senior Secured Credit Facility - Tranche E Term Loans due 2018	—	398,000
- Senior Secured Credit Facility - Tranche F Term Loans due 2018	—	448,875
- Senior Secured Credit Facility - Tranche G Term Loans due 2020	1,625,925	—
- 4.875% Senior Notes due 2021	350,000	—
- 9.25% Senior Notes due 2015	—	465,000
- 8.25% Senior Notes due 2017	—	400,000
- Unamortized discount on long term debt	(8,188)	(7,230)
- Capital lease obligations	20,606	20,990
	1,988,343	2,606,805
Less: current portion of long-term obligations	19,436	30,419
Total long-term debt	$1,968,907	$2,576,386

Interest expense	Three months ended		Nine months ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
Interest expense, third party	$18,318	$37,972	$79,497	$118,021
Related party interest expense (Note 13)	411	665	1,337	2,751
Amortization of debt acquisition costs (Note 7)	623	1,910	3,378	6,745
Write-off of debt acquisition costs (Note 7)	—	2,641	12,725	8,091
Write-off of loan discount	—	—	2,182	1,864
Financing costs (Note 7)	—	—	4,762	7,526
Amortization of deferred mark-to-market adjustment on terminated swaps (Note 11)	—	—	—	444
Interest rate swap losses (Note 11)	243	1,274	3,997	9,159
Total interest expense	$19,595	$44,462	$107,878	$154,601

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

Pinnacle Foods Finance's borrowings under the Senior Secured Credit Facility, bear interest at a floating rate and are maintained as base rate loans or as eurocurrency rate loans. Base rate loans bear interest at the base rate plus the applicable base rate margin, as described in the Senior Secured Credit Facility. The base rate is defined as the highest of (i) the administrative agent's prime rate, (ii) the federal funds effective rate plus 1/2 of 1% and (iii) the eurocurrency rate that would be payable on such day for a eurocurrency rate loan with a one-month interest period plus 1%. Eurocurrency rate loans bear interest at the adjusted eurocurrency rate plus the applicable eurocurrency rate margin, as described in the Senior Secured Credit Facility. The eurocurrency rate is determined by reference to the British Bankers Association "BBA" LIBOR rate for the interest period relevant to such borrowing. With respect to Tranche G Term Loans, the eurocurrency rate shall be no less than 0.75% per annum and the base rate shall be no less than 1.75%  per annum. The interest rate margin for Tranche G Term Loans under the Senior Secured Credit Facility is 1.50%, in the case of the base rate loans and 2.50%, in the case of eurocurrency rate loans. The margin is subject to a 25 basis point step down upon achievement by Pinnacle Foods Finance of a total net leverage ratio of less than 4.25:1.0.

The obligations under the Senior Secured Credit Facility are unconditionally and irrevocably guaranteed by Peak Finance Holdings LLC, any subsidiary of Peak Finance Holdings LLC that directly or indirectly owns 100% of the issued and outstanding equity interests of Pinnacle Foods Finance, subject to certain exceptions, each of Pinnacle Foods Finance’s direct or indirect material domestic subsidiaries (collectively, the “Guarantors”) and by the Company effective with the April 2013 refinancing. In addition, subject to certain exceptions, borrowings under the Senior Secured Credit Facility are secured by first priority or equivalent security interests in (i) all the capital stock of, or other equity interests in, each direct or indirect domestic subsidiary of Pinnacle Foods Finance and 65% of the capital stock of, or other equity interests in, each direct foreign subsidiary of Pinnacle Foods Finance, or any of its material domestic wholly-owned subsidiaries and (ii) certain tangible and intangible assets of Pinnacle Foods Finance and those of the Guarantors (subject to certain exceptions and qualifications).
The total combined amount of the Senior Secured Credit Facility Loans that were owed to affiliates of Blackstone as of September 29, 2013 and December 30, 2012, was $48,004 and $63,097, respectively.

As of September 29, 2013 and December 30, 2012 there were no borrowings outstanding under the revolving credit facility, except in respect of letters of credit as set forth below, however, the eurocurrency rate would have been 2.68% and 3.71% as of such dates. For the three and nine months ended September 29, 2013, the weighted average interest rate on the term loan components of the Senior Secured Credit Facility was 3.25% and 3.63%, respectively. For the three and nine months ended September 23, 2012, the weighted average interest rate on the term loan components of the Senior Secured Credit Facility was 3.75% and 3.63%, respectively. As of September 29, 2013 and December 30, 2012 the eurocurrency interest rate on the term loan facilities was 3.25% and 4.08%, respectively.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Pinnacle Foods Finance pays a fee for all outstanding letters of credit drawn against the revolving credit facility at an annual rate equivalent to the applicable eurocurrency rate margin then in effect under the revolving credit facility, plus the fronting fee payable in respect of the applicable letter of credit. The fronting fee is equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letter of credit. The fronting fees are computed on a quarterly basis in arrears. Total letters of credit issued under the revolving credit facility cannot exceed $50,000. As of September 29, 2013 and December 30, 2012, Pinnacle Foods Finance had utilized $29,030 and $33,453, respectively of the revolving credit facility for letters of credit. As of September 29, 2013 and December 30, 2012, respectively, there was $120,970 and $116,547 of borrowing capacity under the revolving credit facility, of which $20,970 and $16,547 was available to be used for letters of credit.
Under the terms of the Senior Secured Credit Facility, Pinnacle Foods Finance is required to use 50% of its “Excess Cash Flow” to prepay the term loans under the Senior Secured Credit Facility (which percentage will be reduced to 25% at a total leverage ratio of between 4.50 and 5.49 and to 0% at a total leverage ratio below 4.50). As of September 29, 2013, Pinnacle Foods Finance had a total leverage ratio of 4.75 (proforma adjusted for the Wish-Bone acquisition in compliance with the terms of the Senior Secured Credit Facility. See Note 18 and the Liquidity and capital resources section of Management's Discussion and Analysis for further details). Excess Cash Flow is defined as consolidated net income (as defined), as adjusted for certain items, including (1) all non-cash charges and credits included in arriving at consolidated net income, (2) changes in working capital, (3) capital expenditures (to the extent they were not financed with debt), (4) the aggregate amount of principal payments on indebtedness and (5) certain other items defined in the Senior Secured Credit Facility. For the 2012 reporting year, Pinnacle Foods Finance determined that there were no amounts due under the Excess Cash Flow requirements of the Senior Secured Credit Facility. In December 2013, Pinnacle Foods Finance will determine if amounts are due under the Excess Cash Flow requirements of the Senior Secured Credit Facility for the 2013 reporting year.

The term loans under the Senior Secured Credit Facility mature in quarterly installments of 0.25% of their aggregate funded total principal amount. The aggregate maturities of the Tranche G Term Loans outstanding as of September 29, 2013 are $4.1 million in the remainder of 2013, $16.3 million in 2014, $16.3 million in 2015, $16.3 million in 2016, $20.4 million in 2017 and $1,552.6 million thereafter.

Pursuant to the terms of the Senior Secured Credit Facility, Pinnacle Foods Finance is required to maintain a ratio of Net First Lien Secured Debt to Adjusted EBITDA of no greater than 5.75 to 1.00. Net First Lien Secured Debt is defined as aggregate consolidated secured indebtedness, less the aggregate amount of all unrestricted cash and cash equivalents. In addition, under the Senior Secured Credit Facility and the indenture governing the Senior Notes, Pinnacle Foods Finance's ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Senior Secured Leverage Ratio (which is currently the same as the ratio of Net First Lien Secured Debt to Adjusted EBITDA described above), in the case of the Senior Secured Credit Facility, or to the ratio of Adjusted EBITDA to fixed charges for the most recently concluded four consecutive fiscal quarters, in the case of the Senior Notes. The Senior Secured Credit Facility also permits restricted payments up to an aggregate amount of (together with certain other amounts) the greater of $50 million and 2% of Pinnacle Foods Finance's consolidated total assets, so long as no default has occurred and is continuing and its pro forma Senior Secured Leverage Ratio would be no greater than 4.25 to 1.00. As of September 29, 2013 the Company is in compliance with all covenants and other obligations under the Senior Secured Credit Facility and the indenture governing the Senior Notes.
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
The estimated fair value of the Company’s long-term debt, including the current portion, as of September 29, 2013, is as follows:

	September 29, 2013
Issue	Face Value	Fair Value
Senior Secured Credit Facility - Tranche G Term Loans	1,625,925	1,611,698
4.875% Senior Notes	350,000	325,500
	$1,975,925	$1,937,198

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
The following represents the components of net periodic (benefit) cost:

	Pinnacle Foods Pension Plan
	Three months ended		Nine months ended
Pension Benefits	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
Service cost	$52	$277	$52	$832
Interest cost	1,092	1,028	3,006	3,085
Expected return on assets	(1,084)	(1,089)	(3,334)	(3,267)
Amortization of:
Prior service cost	—	10	—	31
Actuarial loss	181	447	542	1,340
Net periodic cost	$241	$673	$266	$2,021

Cash Flows
Contributions. Due to changes in Federal laws passed in July 2012  governing pension funding requirements, our required payments for pension funding are lower in fiscal 2013 than they were in fiscal 2012. In fiscal 2013, the Company expects to make contributions of $2.7 million to the Pinnacle Foods Pension Plan, of which minimum required payments of $1.2 million and $2.0 million were made in the three and nine months ended September 29, 2013, respectively. The Company made contributions to the pension plan totaling $4.1 million in fiscal 2012, of which $1.7 million and $3.6 million were made in the three and nine months ended September 23, 2012, respectively.
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
The following represents the components of net periodic (benefit) cost:

	Birds Eye Foods Pension Plan
	Three months ended		Nine months ended
Pension Benefits	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
Service cost	$—	$52	$—	$157
Interest cost	1,612	1,928	5,198	5,784
Expected return on assets	(2,209)	(2,086)	(6,706)	(6,258)
Amortization of actuarial loss	185	87	555	261
Net periodic (benefit) cost	$(412)	$(19)	$(953)	$(56)

Cash Flows
Contributions. Due to changes in Federal laws passed in July 2012  governing pension funding requirements, our required payments for pension funding are lower in fiscal 2013 than they were in fiscal 2012. In fiscal 2013, the Company expects to make contributions of $5.2 million to the Birds Eye Foods Pension Plan, of which minimum required payments of $2.2 million and $3.8 million were made in the three and nine months ended September 29, 2013, respectively. The Company made contributions to the pension plan totaling $8.4 million in fiscal 2012, of which $3.1 million and $6.9 million were made in the three and nine months ended September 23, 2012, respectively.
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

For the three and nine months ended September 29, 2013, contributions to the UFCW Plan were $126 and $561, respectively. For the three and nine months and September 23, 2012, contributions to the UFCW Plan were $187 and $558, respectively. The contributions to this plan are paid monthly based upon the number of employees. They represent less than 5% of the total contributions received by this plan during the most recent plan year.

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

The UFCW Plan received a Pension Protection Act “green” zone status for the plan year ending June 30, 2013. The zone status is based on information the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the green zone are at least 80 percent funded. The UFCW Plan did not utilize any extended amortization provisions that effect its placement in the "green" zone. The UFCW Plan has never been required to implement a funding improvement plan nor is one pending at this time.

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
The Company purchases raw materials in quantities expected to be used in a reasonable period of time in the normal course of business. The Company generally enters into agreements for either spot market delivery or forward delivery. The prices paid in the forward delivery contracts are generally fixed, but may also be variable within a capped or collared price range. Forward derivative contracts on certain commodities are entered into to manage the price risk associated with forecasted purchases of materials used in the Company’s manufacturing processes.
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three and nine months ended September 29, 2013 and September 23, 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

The second quarter 2013 IPO (Note 1) and debt refinancings (Note 9) resulted in significant changes to the Company's debt profile. For the two $650 million interest rate swaps in place at the time that were scheduled to mature April 2014, it became probable that the associated original forecasted transactions would not occur. As such, the Company discontinued hedge accounting and accelerated the reclassification of amounts in AOCL to earnings as a result of the hedged forecasted transactions becoming probable not to occur. In the second quarter 2013, these accelerated amounts resulted in a $2.8 million charge to interest expense ($1.7 million, net of tax benefits) and a $9.1 million non-cash charge to the provision for income tax expenses related to the release of deferred tax charges recorded in Other comprehensive income (see Note 15 for additional details). Prospective changes in the fair value of these derivatives no longer designated in hedging relationships are recorded directly in earnings.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

As of September 29, 2013, the Company had the following interest rate swaps that were designated as cash flow hedges of interest rate risk:

Product	Number of Instruments	Current Notional Amount	Fixed Rate Range	Index	Trade Dates	Maturity Dates
Interest Rate Swaps	14	$1,333,000	0.76% - 2.97%	USD-LIBOR-BBA	Apr 2013	Apr 2014 - Apr 2020

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive loss (“AOCL”) in the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in AOCL related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $518 will be reclassified as an increase to Interest expense.

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
As of September 29, 2013, the Company had the following foreign currency exchange contracts (in aggregate) that were designated as cash flow hedges of foreign exchange risk:

Product	Number of Instruments	Notional Sold in Aggregate in ("CAD")	Notional Purchased in Aggregate in ("USD")	USD to CAD Exchange Rates	Trade Date	Maturity Dates
CAD Forward	4	$14,600	$14,729	0.990 - 0.993	Sep 2012	Oct 2013 - Dec 2013

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

As of September 29, 2013, the Company had the following derivative instruments that were not designated in qualifying hedging relationships:

Commodity Contracts	Number of Instruments	Notional Amount	Price/Index	Trade Dates	Maturity Dates
Diesel Fuel Contracts	2	2,016,158 Gallons	$3.75 - $3.93 per Gallon	April 2013	December 2013
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Balance Sheets as of September 29, 2013 and December 30, 2012.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value as of September 29, 2013	Balance Sheet Location	Fair Value as of September 29, 2013
Derivatives designated as hedging instruments
Interest Rate Contracts	Other assets, net	$25,065	Accrued liabilities	$62
Foreign Exchange Contracts	Other current assets	573
Total derivatives designated as hedging instruments		$25,638		$62
Derivatives not designated as hedging instruments
Interest Rate Contracts			Accrued liabilities	$1,280
Commodity Contracts	Other current assets	133
Total derivatives not designated as hedging instruments		$133		$1,280

	Balance Sheet Location	Fair Value as of December 30, 2012	Balance Sheet Location	Fair Value as of December 30, 2012
Derivatives designated as hedging instruments
Interest Rate Contracts			Other long-term liabilities	$3,807
Foreign Exchange Contracts	Other current assets	$605
	Other assets, net	33
Total derivatives designated as hedging instruments		$638		$3,807
Derivatives not designated as hedging instruments
Commodity Contracts	Other current assets	$525	Accrued liabilities	$682
Total derivatives not designated as hedging instruments		$525		$682

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

The table below presents the effect of the Company’s derivative financial instruments in the Consolidated Statements of Operations and Accumulated other comprehensive loss ("AOCL") for the three and nine months ended September 29, 2013 and September 23, 2012.

Tabular Disclosure of the Effect of Derivative Instruments

Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	Recognized in AOCL on Derivative (Effective Portion)	Effective portion reclassified from AOCL to:	Reclassified from AOCL into Earnings (Effective Portion)		Ineffective portion recognized in Earnings in:	Recognized in Earnings on Derivative (Ineffective Portion)
Interest Rate Contracts	$(4,158)	Interest expense	$(15)	(a)	Interest expense	$(18)
Foreign Exchange Contracts	(551)	Cost of products sold	454		Cost of products sold	(15)
Three months ended September 29, 2013	$(4,709)		$439			$(33)

Interest Rate Contracts	$24,548	Interest expense	$(3,961)	(a)	Interest expense	$8
Foreign Exchange Contracts	1,079	Cost of products sold	1,136		Cost of products sold	(8)
Nine months ended September 29, 2013	$25,627		$(2,825)			$—

Interest Rate Contracts	$(1,445)	Interest expense	$(1,067)		Interest expense	$(207)
Foreign Exchange Contracts	(1,177)	Cost of products sold	(107)		Cost of products sold	19
Three months ended September 23, 2012	$(2,622)		$(1,174)			$(188)

Interest Rate Contracts	$(6,822)	Interest expense	$(9,394)		Interest expense	$(208)
Foreign Exchange Contracts	(1,346)	Cost of products sold	95		Cost of products sold	(8)
Nine months ended September 23, 2012	$(8,168)		$(9,299)			$(216)

Derivatives Not Designated as Hedging Instruments		Recognized in Earnings in:	Recognized in Earnings on Derivative
Commodity Contracts		Cost of products sold	$304
Interest Rate Contracts		Interest expense	(209)
Three months ended September 29, 2013			$95

Commodity Contracts		Cost of products sold	$208
Interest Rate Contracts		Interest expense	(44)
Nine months ended September 29, 2013			$164

Commodity Contracts		Cost of products sold	$2,785
Three months ended September 23, 2012			$2,785

Commodity Contracts		Cost of products sold	$419
Nine months ended September 23, 2012			$419

(a) Includes $2.8 million of accelerated reclassifications out of AOCL.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Credit risk-related contingent features
The Company has agreements with certain counterparties that contain a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of September 29, 2013, the Company has not posted any collateral related to these agreements. If the Company had breached this provision at September 29, 2013, it could have been required to settle its obligations under the agreements at their termination value, which differs from the recorded fair value. The table below summarizes the aggregate fair values of those derivatives that contain credit risk-related contingent features as of September 29, 2013 and December 30, 2012.
September 29, 2013

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$10,054	$232	$(146)	$10,432
	Commodity Contracts	133	—	—	133
Bank of America	Interest Rate Contracts	9,916	99	—	10,015
Credit Suisse	Interest Rate Contracts	3,105	101	(71)	3,277
	Foreign Exchange Contracts	574	—	—	574
Total		$23,782	$432	$(217)	$24,431

December 30, 2012

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$(2,063)	$31	$(128)	$(1,904)
	Commodity Contracts	(158)	—	—	(158)
Credit Suisse	Interest Rate Contracts	(2,063)	32	(128)	(1,903)
	Foreign Exchange Contracts	636	3	—	639
Total		$(3,648)	$66	$(256)	$(3,326)

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
Aunt Jemima Breakfast Product Recall

On January 27, 2012, the Company issued a voluntary product recall for certain Aunt Jemima frozen pancakes due to potential cross contamination. The net cost of retrieving and destroying the product covered by the product recall for the three and nine months ended September 23, 2012, was $0.0 million and $3.3 million, respectively.

In order to mitigate the adverse impact of the product recall on the Aunt Jemima brand business continuity, trade promotions and other consumer marketing expenditures were increased in 2012 above normal ongoing levels (market rehabilitation expenses). In August 2013, the Company collected an insurance recovery of $3.2 million related to these market rehabilitation expenses, of which $2.3 million was recorded as a reduction of trade promotions (a component of Net Sales) and $0.9 million as a reduction to Marketing and selling expenses in the three and nine months ended September 29, 2013. The Birds Eye Frozen Division recorded $2.7 million of the recovery while $0.5 million was recorded in the Duncan Hines Grocery Division related to the Aunt Jemima business in Canada.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

13. Related Party Transactions

At the closing of its acquisition by Blackstone, the Company entered into an advisory agreement with an affiliate of Blackstone pursuant to which such entity or its affiliates provided certain strategic and structuring advice and assistance to the Company. In addition, under this agreement, affiliates of Blackstone provided certain monitoring, advisory and consulting services to the Company for an aggregate annual management fee equal to the greater of $2,500 or 1.0% of Covenant Compliance EBITDA (as defined in the credit agreement governing the Company’s Senior Secured Credit Facility). Affiliates of Blackstone also received reimbursement for out-of-pocket expenses. Expenses relating to the management fee, which were recorded in Administrative expenses, were $0 and $1,148 in the three and nine months ended September 29, 2013, respectively. Expenses relating to the management fee were $1,188 and $3,409 in the three and nine months ended September 23, 2012, respectively. There were no out-of-pocket expenses reimbursed to Blackstone in the three and nine months ended September 29, 2013. The Company reimbursed Blackstone for out-of-pocket expenses totaling $0 and $123 in three and nine months ended September 23, 2012, respectively.

On April 3, 2013, the advisory agreement was terminated in accordance with its terms for a fee paid of $15,100. In addition, prepaid expenses for related party management fees of $3,345 that were recorded to Other current assets were expensed.
Customer Purchases
Performance Food Group Company, which is controlled by affiliates of Blackstone, is a foodservice supplier that purchases products from the Company. Sales to Performance Food Group Company were $961 and $3,040 in the three and nine months ended September 29, 2013, respectively. Sales to Performance Food Group Company were $992 and $3,351 in the three and nine months ended September 23, 2012, respectively. As of September 29, 2013 and December 30, 2012, amounts due from Performance Food Group Company were $42 and $68, respectively, and were recorded on the Accounts receivable, net of allowances line in the Consolidated Balance Sheets.
Interest Expense
For the three and nine months ended September 29, 2013, fees and interest expense recognized in the Consolidated Statements of Operations for debt owed to affiliates of Blackstone Advisors L.P. totaled $411 and $1,337, respectively. For the three and nine months ended September 23, 2012, fees and interest expense recognized in the Consolidated Statements of Operations for debt to affiliates of Blackstone Advisors L.P. totaled $665 and $2,751, respectively. As of September 29, 2013 and December 30, 2012, debt owed to related parties was $48,004 and $63,097, respectively and was recorded on the Long-term debt in the Consolidated Balance Sheets. As of September 29, 2013 and December 30, 2012, interest accrued on debt owed to related parties was $269 and $173, respectively, and was recorded on the Accrued liabilities line in the Consolidated Balance Sheets.

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
The Duncan Hines Grocery Division manages its Leadership Brands in the baking mixes and frostings (Duncan Hines), shelf-stable pickles (Vlasic), and table syrups (Mrs. Butterworth's and Log Cabin) categories, and its Foundation Brands in the canned meat (Armour, Nalley and Brooks), pie and pastry fillings (Comstock and Wilderness), barbecue sauces (Open Pit) and salad dressing (Bernstein's) categories as well as all Canadian operations.
The Company refers to the sum of the Birds Eye Frozen Division and the Duncan Hines Grocery Division as the North America retail businesses.
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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

	Three months ended		Nine months ended
SEGMENT INFORMATION	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
Net sales
Birds Eye Frozen	$257,973	$255,950	$794,464	$787,603
Duncan Hines Grocery	224,214	215,637	690,243	687,225
Specialty Foods	90,268	96,318	269,773	298,597
Total	$572,455	$567,905	$1,754,480	$1,773,425
Earnings before interest and taxes
Birds Eye Frozen	$45,009	$42,356	$130,462	$109,509
Duncan Hines Grocery	38,265	26,347	97,399	77,136
Specialty Foods	8,026	539	21,087	12,680
Unallocated corporate expenses	(6,382)	(9,347)	(72,388)	(32,271)
Total	$84,918	$59,895	$176,560	$167,054
Depreciation and amortization
Birds Eye Frozen	$9,917	$9,114	$28,544	$28,437
Duncan Hines Grocery	4,815	12,125	16,131	26,683
Specialty Foods	4,926	5,248	13,008	13,422
Total	$19,658	$26,487	$57,683	$68,542
Capital expenditures*
Birds Eye Frozen	$4,853	$8,301	$29,866	$29,690
Duncan Hines Grocery	4,968	4,339	24,136	14,502
Specialty Foods	2,554	2,458	8,663	7,153
Total	$12,375	$15,098	$62,665	$51,345
GEOGRAPHIC INFORMATION
Net sales
United States	$568,340	$564,304	$1,737,413	$1,759,479
Canada	19,569	19,771	62,117	59,151
Intercompany	(15,454)	(16,170)	(45,050)	(45,205)
Total	$572,455	$567,905	$1,754,480	$1,773,425

 *Includes new capital leases.

SEGMENT INFORMATION	September 29, 2013	December 30, 2012
Total assets
Birds Eye Frozen	$2,037,405	$1,978,668
Duncan Hines Grocery	1,996,435	1,965,002
Specialty Foods	364,426	356,722
Corporate	123,089	99,596
Total	$4,521,355	$4,399,988
GEOGRAPHIC INFORMATION
Long-lived assets
United States	$513,648	$493,640
Canada	23	26
Total	$512,351	$493,666

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

15. Provision for Income Taxes

The provision for income taxes and related effective tax rates for the three and nine months ended September 29, 2013 and September 23, 2012, respectively, were as follows:

	Three months ended		Nine months ended
Provision for Income Taxes	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
Current	$388	$906	$1,882	$1,064
Deferred	24,273	4,653	33,226	2,637
Total	$24,661	$5,559	$35,108	$3,701

Effective tax rate	37.7%	36.0%	51.1%	29.5%

Income taxes are accounted for in accordance with the authoritative guidance for accounting for income taxes under which deferred tax assets and liabilities are determined based on the difference between their financial statement basis and tax basis, using enacted tax rates in effect for the year in which the differences are expected to reverse.

During the nine months ended September 29, 2013, the Company refinanced all of its outstanding debt (Note 9) and the Company discontinued hedge accounting for interest rate swaps in effect at that time (Note 11). Effective with the swap termination, deferred tax expense of $9.1 million, which was recorded in Accumulated Other Comprehensive Loss through the swap termination date, was reclassified as a non-cash deferred tax expense in the provision for income taxes through the consolidated statement of operations. During the nine months ended September 23, 2012, the Company announced restructuring plans (Note 8) that were projected to decrease our future state effective tax rate, resulting in a net benefit of $2.1 million to the tax provision and a corresponding decrease to our net deferred tax liabilities.

The Company regularly evaluates its deferred tax assets for future realization.  A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized.  Changes in valuation allowances from period to period are included in the Company's tax provision in the period of change.

As of September 29, 2013 and September 23, 2012, the Company maintained a valuation allowance for certain state net operating loss (“NOL”) carryovers, state tax credit carryovers and foreign loss carryovers. For the nine months ended September 29, 2013 a benefit of $1.5 million was recognized to the income tax provision for reduction of the valuation allowance for state NOL carryovers and state credits attributable to a projected decrease of interest expense from the IPO and the April 2013 refinancing. For the nine months ended September 23, 2012, a charge of $1.9 million was recognized to the income tax provision, principally related to the realizability of state NOL carryovers and state credits due to the aforementioned restructuring plans.

On September 13, 2013 the IRS issued final and proposed Tangible Property Regulations. The final regulations are generally effective for taxable years beginning on or after January 1, 2014. The Company is in the process of evaluating and analyzing the financial accounting implications of adopting the final regulations. At this time the Company does not anticipate that there will be a material impact to the financial statements.

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

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” (“ASU 2013-11”). The update provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss ("NOL") carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. The Company will adopt this standard in December 2013. The Company anticipates that adoption of the standard will not have a material impact on its Consolidated Financial Statements.

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
The following condensed consolidating financial information presents:

(1)	(a) Condensed consolidating balance sheets as of September 29, 2013 and December 30, 2012.
(b) The related condensed consolidating statements of operations and comprehensive earnings for the Company, Pinnacle Foods Finance, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Three and nine months ended September 29, 2013; and
ii. Three and nine months ended September 23, 2012.

(c) The related condensed consolidating statements of cash flows for the Company, Pinnacle Foods Finance, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Nine months ended September 29, 2013; and
ii. Nine months ended September 23, 2012.

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Balance Sheet September 29, 2013

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$—	$100,424	$9,979	$—	$110,403
Accounts receivable, net	—	—	159,031	9,885	—	168,916
Intercompany accounts receivable	21,337	—	242,928	—	(264,265)	—
Inventories, net	—	—	386,774	7,554	—	394,328
Other current assets	—	707	6,495	64	—	7,266
Deferred tax assets	—	585	120,384	212	—	121,181
Total current assets	21,337	1,292	1,016,036	27,694	(264,265)	802,094
Plant assets, net	—	—	512,328	23	—	512,351
Investment in subsidiaries	1,536,903	1,949,305	12,533	—	(3,498,741)	—
Intercompany note receivable	—	1,520,991	7,270	9,800	(1,538,061)	—
Tradenames	—	—	1,603,992	—	—	1,603,992
Other assets, net	—	40,420	120,865	138	—	161,423
Deferred tax assets	—	281,141	—	—	(281,141)	—
Goodwill	—	—	1,441,495	—	—	1,441,495
Total assets	$1,558,240	$3,793,149	$4,714,519	$37,655	$(5,582,208)	$4,521,355
Current liabilities:
Short-term borrowings	$—	$—	$1,065	$—	$—	$1,065
Current portion of long-term obligations	—	16,300	3,136	—	—	19,436
Accounts payable	(17)	83	178,369	1,620	—	180,055
Intercompany accounts payable	—	256,640	—	7,625	(264,265)	—
Accrued trade marketing expense	—	—	34,612	4,308	—	38,920
Accrued liabilities	—	18,802	87,176	697	—	106,675
Dividends payable	21,354	—	—	—	—	21,354
Total current liabilities	21,337	291,825	304,358	14,250	(264,265)	367,505
Long-term debt	—	1,951,437	17,470	—	—	1,968,907
Intercompany note payable	—	—	1,530,260	7,801	(1,538,061)	—
Pension and other postretirement benefits	—	—	93,090	—	—	93,090
Other long-term liabilities	—	—	22,072	2,730	—	24,802
Deferred tax liabilities	—	12,984	797,964	341	(281,141)	530,148
Total liabilities	21,337	2,256,246	2,765,214	25,122	(2,083,467)	2,984,452
Commitments and contingencies (Note 12)
Shareholder’s equity:
Pinnacle common stock	1,172	—	—	—	—	1,172
Additional paid-in-capital	1,325,835	1,327,007	1,284,776	2,324	(2,614,107)	1,325,835
Retained earnings	244,410	244,410	716,730	9,850	(970,990)	244,410
Accumulated other comprehensive loss	(34,514)	(34,514)	(52,201)	359	86,356	(34,514)
Total Shareholders' equity	1,536,903	1,536,903	1,949,305	12,533	(3,498,741)	1,536,903
Total liabilities and shareholders' equity	$1,558,240	$3,793,149	$4,714,519	$37,655	$(5,582,208)	$4,521,355

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings For the three months ended September 29, 2013

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$568,340	$19,569	$(15,454)	$572,455
Cost of products sold	—	96	413,857	16,305	(15,206)	415,052
Gross profit	—	(96)	154,483	3,264	(248)	157,403
Operating expenses
Marketing and selling expenses	—	56	39,876	934	—	40,866
Administrative expenses	—	2,064	22,264	976	—	25,304
Research and development expenses	—	85	2,624	—	—	2,709
Intercompany royalties	—	—	—	8	(8)	—
Intercompany technical service fees	—	—	—	240	(240)	—
Other expense (income), net	—	—	3,606	—	—	3,606
Equity in (earnings) loss of investees	(40,685)	(45,471)	(750)	—	86,906	—
Total operating expenses	(40,685)	(43,266)	67,620	2,158	86,658	72,485
Earnings before interest and taxes	40,685	43,170	86,863	1,106	(86,906)	84,918
Intercompany interest (income) expense	—	(13,180)	13,154	26	—	—
Interest expense	—	19,154	433	8	—	19,595
Interest income	—	—	10	13	—	23
Earnings before income taxes	40,685	37,196	73,286	1,085	(86,906)	65,346
Provision (benefit) for income taxes	—	(3,489)	27,815	335	—	24,661
Net earnings	$40,685	$40,685	$45,471	$750	$(86,906)	$40,685

Total comprehensive earnings (loss)	$37,732	$37,732	$45,046	$108	$(82,886)	$37,732

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings For the three months ended September 23, 2012

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$564,304	$19,771	$(16,170)	$567,905
Cost of products sold	—	(2)	437,301	17,157	(15,892)	438,564
Gross profit	—	2	127,003	2,614	(278)	129,341
Operating expenses
Marketing and selling expenses	—	50	37,182	1,104	—	38,336
Administrative expenses	—	828	19,650	871	—	21,349
Research and development expenses	—	3	2,674	—	—	2,677
Intercompany royalties	—	—	—	12	(12)	—
Intercompany technical service fees	—	—	—	266	(266)	—
Other expense (income), net	—	3,470	3,614	—	—	7,084
Equity in (earnings) loss of investees	(9,878)	(25,053)	(207)	—	35,138	—
Total operating expenses	(9,878)	(20,702)	62,913	2,253	34,860	69,446
Earnings before interest and taxes	9,878	20,704	64,090	361	(35,138)	59,895
Intercompany interest (income) expense	—	(23,365)	23,334	31	—	—
Interest expense	—	43,959	491	12	—	44,462
Interest income	—	4	—	—	—	4
Earnings before income taxes	9,878	114	40,265	318	(35,138)	15,437
Provision (benefit) for income taxes	—	(9,764)	15,212	111	—	5,559
Net earnings	$9,878	$9,878	$25,053	$207	$(35,138)	$9,878

Total comprehensive earnings (loss)	$8,941	$8,941	$24,333	$(513)	$(32,761)	$8,941

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings For the nine months ended September 29, 2013

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$1,737,413	$62,117	$(45,050)	$1,754,480
Cost of products sold	—	397	1,289,483	52,187	(44,259)	1,297,808
Gross profit	—	(397)	447,930	9,930	(791)	456,672
Operating expenses
Marketing and selling expenses	—	991	128,245	4,766	—	134,002
Administrative expenses	—	16,529	73,898	2,762	—	93,189
Research and development expenses	—	154	7,671	—	—	7,825
Intercompany royalties	—	—	—	36	(36)	—
Intercompany technical service fees	—	—	—	755	(755)	—
Other expense (income), net	—	34,180	10,916	—	—	45,096
Equity in (earnings) loss of investees	(33,642)	(107,942)	(1,008)	—	142,592	—
Total operating expenses	(33,642)	(56,088)	219,722	8,319	141,801	280,112
Earnings before interest and taxes	33,642	55,691	228,208	1,611	(142,592)	176,560
Intercompany interest (income) expense	—	(51,731)	51,632	99	—	—
Interest expense	—	106,371	1,485	22	—	107,878
Interest income	—	—	43	25	—	68
Earnings before income taxes	33,642	1,051	175,134	1,515	(142,592)	68,750
Provision (benefit) for income taxes	—	(32,591)	67,192	507	—	35,108
Net earnings	$33,642	$33,642	$107,942	$1,008	$(142,592)	$33,642

Total comprehensive earnings (loss)	$60,681	$60,681	$108,554	$962	$(170,197)	$60,681

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings For the nine months ended September 23, 2012

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$1,759,479	$59,151	$(45,205)	$1,773,425
Cost of products sold	—	104	1,367,858	52,747	(44,458)	1,376,251
Gross profit	—	(104)	391,621	6,404	(747)	397,174
Operating expenses
Marketing and selling expenses	—	291	125,681	4,568	—	130,540
Administrative expenses	—	2,648	60,991	2,450	—	66,089
Research and development expenses	—	21	8,190	—	—	8,211
Intercompany royalties	—	—	—	40	(40)	—
Intercompany technical service fees	—	—	—	707	(707)	—
Other expense (income), net	—	14,255	11,025	—	—	25,280
Equity in (earnings) loss of investees	(8,857)	(69,619)	1,152	—	77,324	—
Total operating expenses	(8,857)	(52,404)	207,039	7,765	76,577	230,120
Earnings before interest and taxes	8,857	52,300	184,582	(1,361)	(77,324)	167,054
Intercompany interest (income) expense	—	(70,199)	70,108	91	—	—
Interest expense	—	152,875	1,700	26	—	154,601
Interest income	—	4	101	—	—	105
Earnings before income taxes	8,857	(30,372)	112,875	(1,478)	(77,324)	12,558
Provision (benefit) for income taxes	—	(39,229)	43,256	(326)	—	3,701
Net earnings	$8,857	$8,857	$69,619	$(1,152)	$(77,324)	$8,857

Total comprehensive earnings (loss)	$9,461	$9,461	$68,714	$(2,010)	$(76,165)	$9,461

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Cash Flows For the nine months ended September 29, 2013
	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$(58,855)	$199,999	$583	$—	$141,727
Cash flows from investing activities
Intercompany accounts receivable/payable	—	123,197	—	—	(123,197)	—
Investment in subsidiaries						—
Capital expenditures	—	—	(62,722)	—	—	(62,722)
Sale of plant assets	—	—	6,853	—	—	6,853
Net cash (used in) provided by investing activities	—	123,197	(55,869)	—	(123,197)	(55,869)
Cash flows from financing activities
Proceeds from issuance of common stock	—	624,193	65	—	—	624,258
Parent reduction in investment in subsidiary	126	(126)	—	—	—	—
Repurchases of equity	(126)	—	(65)	—	—	(191)
Dividends paid	—	(20,831)	—	—	—	(20,831)
Proceeds from notes offering	—	350,000	—	—	—	350,000
Proceeds from bank term loans	—	1,625,925	—	—	—	1,625,925
Repayments of long-term obligations	—	(1,731,832)	(239)	—	—	(1,732,071)
Repurchase of notes	—	(899,180)	—	—	—	(899,180)
Proceeds from short-term borrowing	—	—	2,408	—	—	2,408
Repayments of short-term borrowing	—	—	(3,481)	—	—	(3,481)
Intercompany accounts receivable/payable	—	—	(123,197)		123,197	—
Repayment of capital lease obligations	—	—	(2,320)	—	—	(2,320)
Debt acquisition costs	—	(12,491)	—	—	—	(12,491)
Net cash (used in) provided by financing activities	—	(64,342)	(126,829)	—	123,197	(67,974)
Effect of exchange rate changes on cash	—	—	—	238	—	238
Net change in cash and cash equivalents	—	—	17,301	821	—	18,122
Cash and cash equivalents - beginning of period	—	—	83,123	9,158	—	92,281
Cash and cash equivalents - end of period	$—	$—	$100,424	$9,979	$—	$110,403

Supplemental disclosures of cash flow information:
Interest paid	$—	$90,143	$1,434	$—	$—	$91,577
Interest received	—	—	44	25	—	69
Income taxes paid	—	—	2,783	215	—	2,998
Non-cash investing and financing activities:
New capital leases	—	—	2,030	—	—	2,030
Dividends payable	21,354	—	—	—	—	21,354

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Cash Flows For the nine months ended September 23, 2012

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$(71,608)	$129,973	$4,019	$—	$62,384
Cash flows from investing activities
Intercompany accounts receivable/payable	—	196,332	—	—	(196,332)	—
Repayments of intercompany loans	—	49,338	—	—	(49,338)	—
Capital expenditures	—	—	(49,796)	—	—	(49,796)
Sale of plant assets	—	—	570	—	—	570
Net cash (used in) provided by investing activities	—	245,670	(49,226)	—	(245,670)	(49,226)
Cash flows from financing activities
Proceeds from bank term loan	—	842,625	—	—	—	842,625
Repayments of long-term obligations	—	(625,172)	—	—	—	(625,172)
Repurchase of notes	—	(373,255)	—	—	—	(373,255)
Proceeds from short-term borrowing	—	—	1,216	—	—	1,216
Repayments of short-term borrowing	—	—	(2,364)	—	—	(2,364)
Borrowings under revolving credit facility	—	5,000	—	—	—	5,000
Repayments of revolving credit facility	—	(5,000)	—	—	—	(5,000)
Intercompany accounts receivable/payable	—	—	(196,332)	—	196,332	—
Repayments of intercompany loans	—	—	(49,338)	—	49,338	—
Repayment of capital lease obligations	—	—	(2,803)	—	—	(2,803)
Debt acquisition costs	—	(17,414)	—	—	—	(17,414)
Parent reduction in investment in subsidiary	846	(846)				—
Repurchases of equity	(846)	—	—	—	—	(846)
Changes in bank overdrafts	—	—	19,327	—	—	19,327
Net cash (used in) provided by financing activities	—	(174,062)	(230,294)	—	245,670	(158,686)
Effect of exchange rate changes on cash	—	—	—	388	—	388
Net change in cash and cash equivalents	—	—	(149,547)	4,407	—	(145,140)
Cash and cash equivalents - beginning of period	—	—	150,493	538	—	151,031
Cash and cash equivalents - end of period	$—	$—	$946	$4,945	$—	$5,891

Supplemental disclosures of cash flow information:
Interest paid	$—	$136,975	$1,647	$—	$—	$138,622
Interest received	—	4	101	—	—	105
Income taxes (refunded) paid	—	—	1,723	210	—	1,933
Non-cash investing and financing activities:
New capital leases	—	—	1,549	—	—	1,549

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

18. Subsequent Events

Completion of Acquisition

On October 1, 2013 the Company acquired the Wish-Bone® salad dressing business from Unilever PLC for cash consideration of $575.0 million, subject to a post-closing adjustment based upon inventory levels at closing. The acquired portfolio includes a broad range of liquid and dry-mix salad dressing flavors under the Wish-Bone® and Western® brand names. The purchase price was funded using a combination of cash on hand and a new $525.0 million Term Loan H.

Amendment to Credit Agreement

Concurrently with the closing of the acquisition, Pinnacle Foods Finance entered into the First Amendment to Second Amended and Restated Credit Agreement. The amendment provided for the new $525.0 million Term Loan H to fund a portion of the acquisition. The new Term Loan H has terms consistent with Pinnacle Foods Finance's Term Loan G.

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
We refer to the sum of our Birds Eye Frozen Division and our Duncan Hines Grocery Division as our North America retail businesses.
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
Other Factors
Other factors that have influenced our results of operations and may do so in the future include:

•
Interest Expense. Our recent IPO and debt refinancings (the "April 2013 Refinancing") have significantly reduced our leverage and our expected future interest expense. See Note 1 and Note 9 to the Consolidated Financial Statements for further details. However, as a result of the Blackstone Transaction and the Birds Eye Acquisition, we still have significant indebtedness. Although we expect to continue to reduce our leverage over time, we expect interest expense to continue to be a significant, although much less than before, component of our expenses. See “Liquidity and Capital Resources” below.

•
Cash Taxes. We have significant tax-deductible intangible asset amortization and federal and state NOLs, which resulted in minimal federal and state cash taxes in recent years. We expect continued amortization and utilization of our NOLs will reduce the majority of our federal and state income tax through 2015.

•
Acquisitions and Consolidations. We believe we have the expertise to identify and integrate value-enhancing acquisitions to further grow our business. We have successfully integrated acquisitions in the past. We have, however, incurred significant costs in connection with integrating these businesses and streamlining our operations. On October 1, 2013 we acquired the Wish-Bone® salad dressing business from Unilever PLC for cash consideration of $575.0 million, subject to a post-closing adjustment based upon inventory levels at closing. The acquired portfolio includes a broad range of liquid and dry-mix salad dressing flavors under the Wish-Bone® and Western® brand names. The purchase price was funded using a combination of cash on hand and a new $525.0 million Term Loan H.

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

Seasonality
Our sales and cash flows are affected by seasonal cyclicality. Sales of frozen foods, including frozen vegetables and frozen complete bagged meals tend to be marginally higher during the winter months. Seafood sales peak during Lent, in advance of the Easter holiday. Sales of pickles, relishes, barbecue sauces, potato chips and salad dressings tend to be higher in the spring and summer months, and demand for Duncan Hines products, Birds Eye vegetables and our pie and pastry fruit fillings tend to be higher around the Easter, Thanksgiving, and Christmas holidays. Since many of the raw materials we process under the Birds Eye, Vlasic, Comstock and Wilderness brands are agricultural crops, production of these products is predominantly seasonal, occurring during and immediately following the purchase of such crops. We also increase our Duncan Hines inventories in advance of the peak fall selling season. As a result, our inventory levels tend to be higher during August, September, and October, and thus we require more working capital during these months. Typically, we are a seasonal net user of cash in the third quarter of the calendar year.

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

Millsboro, DE plant closure

Our pickle production plant, located in Millsboro, DE ended production at year-end 2012. We recorded employee termination costs of $0.2 million and $1.5 million in the three and nine months ended September 23, 2012, respectively. We recorded asset retirement obligation charges of $0.0 million and $0.8 million in the three and nine months ended September 23, 2012, respectively. In addition, we recorded accelerated depreciation charges of $6.6 million and $8.4 million in the three and nine months ended September 23, 2012, respectively. All restructuring charges related to the closure of the Millsboro, DE plant are recorded in the Duncan Hines Grocery Division and in the Cost of products sold line in the Consolidated Statements of Operations.

Exit low-margin un-branded business

As a result of exiting the lower-margin un-branded pickle business, we terminated the use of a third party ingredients storage facility. In doing so, we accrued contract termination and other fees of $6.5 million in both the three and nine months ended September 23, 2012, which was subsequently paid in July 2013. In addition,we recorded accelerated depreciation charges at our Imlay City, MI plant for assets used in the low-margin un-branded pickle business. These charges were $0.8 million in both the three and nine months ended September 23, 2012. All restructuring charges related to exiting the low-margin un-branded pickle business are recorded in the Specialty foods segment and in the Cost of products sold line in the Consolidated Statements of Operations.

Green Bay, WI Research Facility

On May 15, 2012, we announced plans to relocate the Birds Eye Frozen Division Research and Development team from Green Bay, WI to our new facility at our Parsippany, NJ headquarters. We believe that the relocation will allow for seamless collaboration between marketing, sales, procurement and R&D that will drive improved brand innovation, marketing and productivity. We closed our Green Bay, WI research facility in December 2012. We recorded employee termination costs of $0.2 million and $1.0 million in the three and nine months ended September 23, 2012, respectively. In addition, we recorded accelerated depreciation charges of $0.2 million and $0.4 million in the three and nine months ended September 23, 2012, respectively. All restructuring charges related to the closure of the Green Bay, WI research facility are recorded in the Birds Eye Frozen Division and in the Research and development line in the Consolidated Statements of Operations.

Fulton, NY Plant

On April 15, 2011, we announced plans to consolidate the Birds Eye Frozen Division's Fulton, NY plant operations into our Darien, WI and Waseca, MN facilities in order to locate vegetable processing closer to the crop-growing region and thus reduce the related freight costs. In connection with this project, we made significant capital investments in our Darien, WI and Waseca, MN plants. We recorded accelerated depreciation costs of $0.0 million and $2.3 million in the three and nine months ended September 23, 2012, respectively. All restructuring charges related to the closure of the Fulton, NY plant were recorded in the Birds Eye Frozen Division and in the Cost of products sold line in the Consolidated Statements of Operations. Severance costs were accrued in the second quarter of 2011 and payments were substantially completed in the third quarter of 2012. On January 13, 2013, the sale of the Fulton location was finalized for total net proceeds of $0.9 million.

Tacoma, WA Plant

On December 3, 2010, in an effort to improve our supply chain operations, we announced the closure of the Tacoma, WA plant and the consolidation of production into our Fort Madison, IA plant. We recorded accelerated depreciation costs of $0.0 million and $0.3 million in the three and nine months ended September 23, 2012, respectively. All restructuring charges related to the closure of the Tacoma, WA plant were recorded in the Duncan Hines Grocery Division and in the Cost of products sold line in the Consolidated Statements of Operations. Severance costs were accrued in the fourth quarter of 2010 and payments were substantially completed in the second quarter of 2012. Our Tacoma, WA location was sold in July 2013 for net proceeds of $5.1 million.

Results of Operations:
Consolidated Statements of Operations
The following tables set forth our statement of operations data expressed in dollars and as a percentage of net sales.

	Three months ended				Nine months ended
	September 29, 2013		September 23, 2012		September 29, 2013		September 23, 2012
Net sales	$572.5	100.0%	$567.9	100.0%	$1,754.5	100.0%	$1,773.4	100.0%
Cost of products sold	415.1	72.5%	438.6	77.2%	1,297.8	74.0%	1,376.3	77.6%
Gross profit	157.4	27.5%	129.3	22.8%	456.7	26.0%	397.1	22.4%
Operating expenses:
Marketing and selling expenses	$40.9	7.1%	$38.3	6.7%	$134.0	7.6%	$130.5	7.4%
Administrative expenses	25.3	4.4%	21.3	3.8%	93.2	5.3%	66.1	3.7%
Research and development expenses	2.7	0.5%	2.7	0.5%	7.8	0.4%	8.2	0.5%
Other expense (income), net	3.6	0.6%	7.1	1.3%	45.1	2.6%	25.3	1.4%
Total operating expenses	$72.5	12.7%	$69.4	12.2%	$280.1	16.0%	$230.1	13.0%
Earnings before interest and taxes	$84.9	14.8%	$59.9	10.5%	$176.6	10.1%	$167.0	9.4%

	Three months ended		Nine months ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
Net sales
Birds Eye Frozen	$258.0	$256.0	$794.5	$787.6
Duncan Hines Grocery	224.2	215.6	690.2	687.2
North America Retail	482.2	471.6	1,484.7	1,474.8

Specialty Foods	90.3	96.3	269.8	298.6
Total	$572.5	$567.9	$1,754.5	$1,773.4

Earnings before interest and taxes
Birds Eye Frozen	$45.0	$42.4	$130.5	109.5
Duncan Hines Grocery	38.3	26.3	97.4	77.1
Specialty Foods	8.0	0.5	21.1	12.7
Unallocated corporate expenses	(6.4)	(9.3)	(72.4)	(32.3)
Total	$84.9	$59.9	$176.6	$167.0

Depreciation and amortization
Birds Eye Frozen	$9.9	$9.1	$28.5	$28.4
Duncan Hines Grocery	4.8	12.1	16.1	26.7
Specialty Foods	4.9	5.2	13.0	13.4
Total	$19.7	$26.4	$57.7	$68.5

Adjustments to Earnings (loss) before Interest and Taxes and Depreciation and Amortization used in the calculation of Adjusted EBITDA as described below in the "Covenant Compliance" section, by Segment, are as follows:

	Three months ended		Nine months ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
Adjustments to Earnings (loss) before interest and taxes
Birds Eye Frozen	$2.9	$0.6	$7.0	$9.1
Duncan Hines Grocery	(0.8)	1.0	6.8	6.2
Specialty Foods	0.2	6.2	0.6	6.7
Unallocated corporate expenses	0.8	3.7	56.5	15.6

Adjustments to Depreciation and amortization
Birds Eye Frozen	$—	$0.2	$—	$2.7
Duncan Hines Grocery	—	6.6	—	8.7
Specialty Foods	—	0.8	—	0.8
Unallocated corporate expenses	—	—	—	—

Three months ended September 29, 2013 compared to the three months ended September 23, 2012
Net sales
Net sales in the three months ended September 29, 2013 increased 0.8% versus year-ago to $572.5 million, including a 0.3% increase from volume/mix, higher net pricing of 0.1% and a 0.4% benefit from the previously anticipated insurance recovery of rehabilitation expenses incurred after last year's Aunt Jemima product recall which was mostly recorded as a reduction of trade promotions.
Net sales in our North America retail businesses for the third quarter increased 2.2% versus year-ago to $482.2 million, including a 2.1% increase from volume/mix, lower net pricing of 0.4% and a 0.5% benefit from the aforementioned recovery.
Birds Eye Frozen Division:
Net sales in the three months ended September 29, 2013 increased 0.8% versus year-ago to $258.0 million, reflecting a 0.4% increase from volume/mix, offset by lower net pricing of 0.3%, and a 0.7% benefit from the aforementioned recovery. The sales increase is primarily attributable to higher sales of Birds Eye frozen vegetables, which included our Recipe Ready products, a new line of pre-chopped and blended vegetables that was introduced in the second quarter of 2013 and Birds Eye Voila!, partially offset by lower sales in our Mrs. Paul's and Van de Kamp's seafood products as well as our Hungry-Man entrées and Celeste pizza.
Duncan Hines Grocery Division:
Net sales in the three months ended September 29, 2013 increased 4.0% versus year-ago to $224.2 million, reflecting a 4.1% increase from volume/mix partially offset by lower net pricing of 0.1%. The increase is primarily attributable to higher sales of Vlasic pickles, mostly due to lower new product introduction costs associated with last year's launch of Farmer’s Garden. Positive contributions to the quarter also included Mrs. Butterworth's, Log Cabin and Country Kitchen syrups, Comstock and Wilderness pie/pastry fruit fillings and our Canadian business. Partially offsetting these positive drivers were lower sales of canned meat.
Specialty Foods Division:
Net sales in the three months ended September 29, 2013 were $90.3 million, a decline of 6.3%, reflecting an 8.0% decrease from volume/mix, partially offset by higher net pricing of 1.7%. The decline in Net sales was primarily driven by a decline in the sales of private label canned meat.
Gross profit
Gross profit for the three months ended September 29, 2013 was $157.4 million, or 27.5% of net sales, compared to $129.3 million, or 22.8% of net sales, in the comparable prior year period. The increase in gross profit as a percentage of net sales was largely driven by improved productivity ahead of inflation, lower restructuring charges and restructuring-related expenses and favorable product mix.
The following table outlines the factors affecting gross profit as a percentage of net sales in the three months ended September 29, 2013.

	$ (in millions)	% net sales
Productivity including footprint consolidation	$19.0	3.3%
Favorable product mix	5.1	1.2
Inflation (principally higher commodity costs)	(12.0)	(2.1)
Higher net price realization, net of slotting	1.4	0.2
Lower mark to market gains on financial instruments	(2.8)	(0.5)
Lower restructuring and restructuring related expenses	17.4	3.0
Higher depreciation expense	(0.4)	(0.1)
Other	(1.6)	(0.3)
Subtotal	$26.1	4.7%
Higher sales volume	2.0
Total	$28.1

Marketing and selling expenses
Marketing and selling expenses increased 6.6% to $40.9 million, or 7.1% of net sales, for the three months ended September 29, 2013, compared to $38.3 million, or 6.7% of net sales for the prior year period. The increase reflected incremental investment spending in consumer oriented marketing behind our Leadership Brands such as Birds Eye frozen vegetables as well as higher business optimization expenses related to the expansion of headquarter direct sales coverage for retail.
Administrative expenses
Administrative expenses were $25.3 million, or 4.4% of net sales, for the three months ended September 29, 2013, compared to $21.3 million, or 3.8% of net sales, for the comparable prior year period. The increase was principally due to $2.0 million of additional equity based compensation and $3.2 million of additional administrative expenses, largely related to higher expenses related to compensation, recruiting and depreciation partially offset by the elimination of $1.2 million of expense related to the advisory agreement previously in place with Blackstone in the year-ago quarter.

Research and development expenses:
Research and development expenses of $2.7 million, or 0.5% of net sales, for the three months ended September 29, 2013 were comparable to $2.7 million, or 0.5% of net sales, for the prior year period.

Other income and expense:

	Three months ended
	September 29, 2013	September 23, 2012
Other expense (income), net consists of:
Amortization of intangibles/other assets	$3.9	$3.9
Redemption premiums on the early extinguishment of debt	—	3.5
Royalty income and other	(0.3)	(0.3)
Total other expense (income), net	$3.6	$7.1
On September 20, 2012, as part of a debt refinancing the Company redeemed $150.0 million of 9.25% Senior Notes at a price of 102.313% of the aggregate principal amount.

Earnings before interest and taxes

Earnings before interest and taxes for the three months ended September 29, 2013 increased 41.8%, or $25.0 million, versus year-ago to $84.9 million. The primary driver of the increase was lower restructuring and restructuring related charges of $17.9 million and $3.5 million of charges related to the early extinguishment of debt in the comparable prior year period. Partially offsetting these are lower mark to market gains of $2.8 million and $2.5 million of additional expense affecting comparability in 2013 as compared to the year-ago period , principally from increased equity based compensation. Excluding these items, Earnings before interest and taxes for the three months ended September 29, 2013 increased by $8.9 million, or 11.3%, compared to the prior year period principally from improved gross margin driven by productivity ahead of inflation, favorable product mix and higher volumes partially offset by higher marketing behind the Company's Leadership Brands and increased administrative expenses largely related to compensation, recruiting and depreciation.

Birds Eye Frozen Division:
Earnings before interest and taxes increased 6.3%, or $2.7 million, versus year-ago to $45.0 million for the three months ended September 29, 2013. The results in the current quarter also included $2.9 million of items affecting comparability, largely related to restructuring and restructuring related expenses, an increase of $2.0 million as compared to the year-ago quarter. Excluding these items that affected comparability, Earnings before interest and taxes for the three months ended September 29, 2013 increased by $4.7 million, or 10.8%, compared to the prior year period, largely due to higher gross profit driven by productivity ahead of inflation, as well as the benefit of the aforementioned recovery, partially offset by higher marketing investment in the quarter.

Duncan Hines Grocery Division:
Earnings before interest and taxes increased 45.2%, or $11.9 million, versus year-ago to $38.3 million for the three months ended September 29, 2013, primarily reflecting improved productivity ahead of inflation, increased volume/mix and lower charges from our plant consolidation projects. These plant consolidation project charges included a net gain of $1.9 million (primarily from a gain on the sale of our Tacoma , WA location) in the third quarter of 2013 and charges of $8.2 million in the third quarter of 2012, related to our Millsboro, DE and Tacoma, WA plant consolidation projects. Partially offsetting these lower plant consolidation project charges are $1.5 million of additional items affecting comparability in the current quarter, as compared to $0.6 million in the year-ago quarter that reduced Earnings before interest and taxes. Excluding all items affecting comparability, Earnings before interest and taxes for the three months ended September 29, 2013 increased by $3.5 million, or 10.3%, compared to the prior year period.
Specialty Foods Division:
Earnings before interest and taxes of $8.0 million increased by $7.5 million, compared to $0.5 million a year-ago, primarily reflecting charges of $7.3 million in the third quarter of 2012 resulting from the exit of the lower-margin un-branded pickle business. Partially offsetting these charges are a $0.5 million increase of other items affecting comparability, as compared to the year-ago period. Excluding these items affecting comparability, Earnings before interest and taxes for the three months ended September 29, 2013 increased by $0.7 million, or 9.6%, compared to the prior year period.

Interest expense, net

Net interest expense declined 56.0%, or $24.9 million, to $19.6 million in the three months ended September 29, 2013 from $44.5 million in the three months ended September 23, 2012. Included in net interest expense in the third quarter of 2012 are charges associated with our 2012 refinancing. These items total $2.7 million and are described below. Excluding these items from 2012, net interest expense declined by $22.2 million principally related to lower interest expense of $21.2 million due to lower outstanding balances as well as lower interest rates on our Notes and $1.0 million lower expense on interest rate swap agreements.

The lower balances were driven by the net proceeds of $623.9 million ($667.0 million of gross proceeds net of $43.1 million of underwriting discounts and other fees) from our April 3, 2013 IPO along with cash on hand that was used to redeem all $465.0 million of our 9.25% Senior Notes on April 15, 2013 and to repay $202.0 million of Tranche B Term Loans. The lower rates were driven by our 2013 Refinancing, whereby the Company entered into the Second Amended and Restated Credit Agreement which provided for the issuance of $1.63 billion of Tranche G Term Loans due 2020 and the extension of the due date of our revolving credit facility to 2018. The proceeds were used to repay all previous outstanding borrowings under the Senior Secured Credit Facility.

On August 30, 2012 the Company entered into the first amendment to the amended and restated credit agreement, which provided for the issuance of a new Tranche F term loan. In connection with this refinancing, on September 20, 2012 we also redeemed $150 million aggregate principal of our 9.25% senior notes. This refinancing resulted in the recognition of approximately $2.6 million of charges to interest expense during the third quarter for write downs of existing deferred financing costs.

We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements, excluding the Accumulated other comprehensive (loss) earnings (“AOCL”) portion, are recorded as an adjustment to interest expense. Included in net interest expense was $0.3 million and $1.3 million for the third quarters of 2013 and 2012, respectively, recorded from losses on interest rate swap agreements.
Provision for income taxes

The effective tax rate was 37.7% for the three months ended September 29, 2013, compared to 36.0% for the three months ended September 23, 2012. The effective rate difference for the period is principally resulting from tax benefits recorded during the three months ended September 23, 2012 related to reduction of the Company’s liability for uncertain tax positions. For the three months ended September 29, 2013, and September 23, 2012 we maintained a valuation allowance against certain state net operating loss carryovers, state tax credits carryovers and foreign loss carryovers. See Note 15 to the Consolidated Financial Statements, Provision for Income Taxes.

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

We have significant tax-deductible intangible asset amortization and federal and state NOLs, which resulted in minimal federal and state cash taxes in recent years. We expect continued amortization and utilization of our NOLs will reduce the majority of our federal and state income tax through 2015.

Nine months ended September 29, 2013 compared to the nine months ended September 23, 2012
Net sales
Net sales for the nine months ended September 29, 2013 were $1,754.5 million, a decline of 1.1%, compared to net sales of $1,773.4 million in the comparable prior year period, resulting from a decline in our Specialty Division as we continue to focus on our branded retail business. The decline included higher net pricing of 0.4%, a 1.8% decrease from volume/mix and a 0.3% benefit from the aforementioned recovery and related charges in 2012.
Net sales in our North America retail businesses for the nine months ended September 29, 2013 increased 0.7% versus year-ago to $1,484.7 million, reflecting higher net pricing of 0.4% and a 0.3% benefit from the aforementioned recovery and related charges in 2012.
Birds Eye Frozen Division:
Net sales in the nine months ended September 29, 2013 increased 0.9% versus year-ago to $794.5 million, reflecting higher net pricing of 0.7%, partially offset by a 0.3% decrease from volume/mix, and a 0.5% benefit from the aforementioned recovery and related charges in 2012. The increase in sales is primarily attributable to strong sales of Birds Eye Voila!, which included the Chipotle Chicken line extension introduced during the first quarter and Lender's bagels, partially offset by lower Aunt Jemima breakfast product sales. The period also benefited from the introduction of our new Recipe Ready line of Birds Eye frozen vegetables, a new 20-item line of pre-chopped and blended vegetables designed to enable faster preparation of popular recipes.
Duncan Hines Grocery Division:
Net sales in the nine months ended September 29, 2013 increased 0.4% versus year-ago to $690.2 million, reflecting a 0.4% increase from volume/mix. Higher sales of our Mrs. Butterworth's, Log Cabin and Country Kitchen syrups, Comstock and Wilderness pie/pastry fruit fillings, in addition to increased sales from our Canadian business were somewhat offset by lower sales of our Duncan Hines frostings line of products due to heightened competitive activity and comparison against last year's introduction of Duncan Hines Frosting Creations.
Specialty Foods Division:
Net sales in the nine months ended September 29, 2013 were $269.8 million, a decline of 9.7%, reflecting a 10.7% decrease from volume/mix, partially offset by higher net pricing of 1.0%. The decrease was primarily attributable to our planned exit of the lower margin un-branded pickle business, in addition to lower sales of private label canned meat.
Gross profit
Gross profit for the nine months ended September 29, 2013 was $456.7 million, or 26.0% of net sales, compared to $397.1 million, or 22.4% of net sales, in the comparable prior year period. The increase in gross profit as a percentage of net sales was largely driven by improved productivity ahead of inflation, favorable product mix and higher net price realization, primarily resulting from the planned lower new product introduction costs. Also benefiting gross profit was $22.0 million of lower restructuring charges and restructuring-related expenses.

The following table outlines the factors affecting gross profit as a percentage of net sales in the nine months ended September 29, 2013.

	$ (in millions)	% net sales
Productivity including footprint consolidation	$51.0	2.9%
Favorable product mix	17.1	0.8
Inflation (principally higher commodity costs)	(28.0)	(1.6)
Higher net price realization, net of slotting	7.2	0.3
Lower mark to market gains on financial instruments	(1.8)	(0.1)
Lower restructuring and restructuring related expenses	22.0	1.3
Lower depreciation expense	0.4	—
Other	1.1	—
Subtotal	$69.0	3.6%
Lower sales volume	(9.4)
Total	$59.6

Marketing and selling expenses
Marketing and selling expenses were $134.0 million, or 7.6% of net sales, for the nine months ended September 29, 2013, compared to $130.5 million, or 7.4% of net sales, for the comparable prior year period. We continue to focus our consumer oriented marketing such as advertising on our Leadership Brands, such as Birds Eye frozen vegetables and Duncan Hines. The nine months ended September 29, 2013 was also impacted by $6.3 million of charges including higher business optimization expenses related to the expansion of headquarter direct sales coverage for retail, equity based compensation and other charges.
Administrative expenses
Administrative expenses were $93.2 million, or 5.3% of net sales, for the nine months ended September 29, 2013, compared to $66.1 million, or 3.7% of net sales, for the comparable prior year period. The increase was principally related to $18.5 million in charges from the termination at the IPO date of the advisory agreement previously in place with Blackstone. Additionally, for the nine months ended September 29, 2013, there was an additional $3.8 million of equity based compensation. Excluding items affecting comparability from both years, Administrative expense increased $7.8 million compared to the prior year period largely due to additional personnel and facilities expense.

Research and development expenses:
Research and development expenses were $7.8 million, or 0.4% of net sales, for the nine months ended September 29, 2013 compared to $8.2 million, or 0.5% of net sales, for the comparable prior year period. This decrease was primarily driven by $1.3 million lower expense in the current period related to the 2012 relocation of research and development activities of our Birds Eye Frozen Division at our Parsippany, NJ headquarters.

Other income and expense:

	Nine months ended
	September 29, 2013	September 23, 2012
Other expense (income), net consists of:
Amortization of intangibles/other assets	$11.6	$11.6
Redemption premiums on the early extinguishment of debt	34.2	14.3
Royalty income and other	(0.7)	(0.6)
Total other expense (income), net	$45.1	$25.3

On May 10, 2013, as part of a debt refinancing (the "April 2013 Refinancing") the Company redeemed all $400.0 million of its outstanding 8.25% Senior Notes at a redemption price of 108.5% of the aggregate principal amount at a premium of $34.2 million. In 2012, on April 19, as part of a debt refinancing the Company redeemed all $199.0 million of its outstanding 10.625% Senior Subordinated Notes at a redemption price of 105.313% of the aggregate principal amount at a premium of $10.6 million. On June 5, 2012, the Company repurchased and retired $10.0 million of 9.25% Senior Notes at a price of 102.125% of the aggregate principal amount at a premium of $0.2 million. On September 20, 2012, the Company repurchased and retired $150.0 million of 9.25% Senior Notes at a price of 102.313% of the aggregate principal amount at a premium of $3.5 million.

Earnings before interest and taxes

Earnings before interest and taxes for the nine months ended September 29, 2013 increased 5.7% versus year-ago to $176.6 million. The increase was primarily driven by increased gross profit, which included $23.3 million less restructuring and restructuring related expense. Also impacting the comparison were $53.4 million of charges related to the early extinguishment of debt and the IPO related termination and ongoing fees of the advisory agreement with Blackstone, compared to $17.8 million in the comparable prior year period. Additionally, there was higher equity based compensation of $4.9 million, lower non-cash mark-to-market gains of $1.8 million and $2.2 million of additional items affecting comparability as compared to 2012. Excluding these items, Earnings before interest and taxes increased $30.7 million, or 14.1%, primarily driven by increased gross profit.

Birds Eye Frozen Division:
Earnings before interest and taxes increased 19.1%, or $21.0 million, versus year-ago to $130.5 million for the nine months ended September 29, 2013, primarily reflecting higher gross profit, driven by higher net pricing, productivity savings ahead of inflation including the benefit from our plant consolidation projects and the benefit of the aforementioned recovery and related charges in 2012. Earnings before interest and taxes were also impacted by charges of $1.6 million and $6.8 million in the first nine months of 2013 and 2012, respectively, related to our plant consolidation projects and relocating research and development activities to our Parsippany, NJ location. The results also included an additional $0.4 million of other items affecting comparability that reduced Earnings before interest and taxes in the first nine months of 2013 as compared to the same period in 2012. Excluding these items that affected comparability, Earnings before interest and taxes for the nine months ended September 29, 2013 increased by $16.2 million, or 13.3%, compared to the prior year period.

Duncan Hines Grocery Division:
Earnings before interest and taxes were $97.4 million, an increase of 26.3%, primarily reflecting productivity ahead of inflation and lower plant consolidation charges. These charges of $2.1 million and $12.8 million in the first nine months of 2013 and 2012, respectively, related to our plant consolidation projects. Partially offsetting these lower plant consolidation project charges are $4.8 million of other items affecting comparability, largely comprised of increased equity based compensation and employee severance, an increase of $2.8 million as compared to the year-ago quarter that reduced Earnings before interest and taxes in the current quarter. Excluding these items that affected comparability, Earnings before interest and taxes for the nine months ended September 29, 2013 increased by $12.2 million, or 13.3%, compared to the prior year period.
Specialty Foods Division:
Earnings before interest and taxes increased 66.3%, or $8.4 million, versus year-ago to $21.1 million, primarily reflecting charges of $7.3 million recognized in the first nine months of 2012 resulting from the exit of the lower-margin un-branded pickle business and lower private label canned meat sales. Partially offsetting these are an additional $0.6 million of other items affecting comparability, an increase of $0.4 from the prior year period. Excluding these items that affected comparability, Earnings before interest and taxes for the nine months ended September 29, 2013 increased by $1.5 million, or 7.4%, compared to the prior year period.

Interest expense, net
Net interest expense declined 30.2%, or $46.7 million, to $107.9 million in the nine months ended September 29, 2013 from $154.6 million in the nine months ended September 23, 2012. Included in net interest expense in both periods are charges associated with our 2013 refinancing and our 2012 refinancing. These items which total $22.5 million in 2013 and $17.5 million in 2012 are described below. Excluding these items from both periods, net interest expense declined by $51.7 million principally related to lower interest expense of $43.7 million related to lower outstanding balances as well as lower interest rates on our Notes and $8.0 million lower expense on interest rate swap agreements.

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

On August 30, 2012 we entered into the first amendment to the amended and restated credit agreement, which provided for the issuance of a new Tranche F term loan. In connection with this refinancing, on September 20, 2012 we also redeemed $150 million aggregate principal of our 9.25% senior notes. This refinancing resulted in the recognition of approximately $2.6 million of charges to interest expense during the third quarter of 2012 for write downs of existing deferred financing costs.

We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements, excluding the AOCL portion, are recorded as an adjustment to interest expense. Included in net interest expense was $1.2 million and $9.2 million for the first three quarters of 2013 and 2012, respectively, recorded from losses on interest rate swap agreements.
Provision for income taxes

The effective tax rate was 51.1% for the nine months ended September 29, 2013, compared to 29.5% for the nine months ended September 23, 2012.  The effective rate difference is primarily driven by the Company discontinuing hedge accounting at the time of the April 2013 refinancing for interest rate swaps in effect at that time (Note 11). Accordingly, changes to the fair value and associated tax effects accumulated in other comprehensive income were recognized to the statement of operations during the second quarter of 2013, resulting in a $9.1 million non-cash deferred tax charge to the provision for income taxes. Comparatively, the effective rate difference for the period is principally resulting from tax benefits recorded during the nine months ended September 23, 2012 related to reduction of the Company’s liability for uncertain tax positions. For the nine months ended September 29, 2013 and September 23, 2012 we maintained a valuation allowance against certain state net operating carryovers, state tax credits carryovers and foreign loss carryovers. See Note 15 to the Consolidated Financial Statements, Provision for Income Taxes.

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

We have significant tax-deductible intangible asset amortization and federal and state NOLs, which resulted in minimal federal and state cash taxes in recent years. We expect continued amortization and utilization of our NOLs will reduce the majority of our federal and state income tax through 2015.

Liquidity and capital resources

Historical
Our cash flows are seasonal. Typically we are a net user of cash in the third quarter of the calendar year (i.e., the quarter ending in September) and a net generator of cash over the balance of the year.
Our principal liquidity requirements have been, and we expect will be, for working capital and general corporate purposes, including capital expenditures and debt service. In addition, subsequent to the IPO, the Company initiated a quarterly dividend program. Currently, the quarterly payment is $0.18 per share or approximately $21 million. Two quarterly dividends were paid in 2013 (July and October). Capital expenditures are expected to be approximately $80 to $90 million in 2013, which include approximately $7 million related to our facility restructuring projects. We have historically satisfied our liquidity requirements with internally generated cash flows and availability under our revolving credit facility. We expect that our ability to generate cash from our operations and ability to borrow from our credit facilities should be sufficient to support working capital needs, planned growth, capital expenditures, debt service and dividends for the next 12 months and for the foreseeable future. We keep an insignificant amount of cash in foreign accounts, primarily related to the operations of our Canadian business. Tax liabilities related to bringing these funds back into the United States would not be significant and have been accrued. Our recent IPO and refinancing has significantly reduced interest expense and improved our debt maturity profile.
Statements of cash flows for the nine months ended September 29, 2013 compared to the nine months ended September 23, 2012
For the nine months ended September 29, 2013, the net of all activities resulted in an increase in cash of $18.1 million compared to a decrease in cash of $145.1 million for the nine months ended September 23, 2012.

Net cash provided by operating activities was $141.7 million for the nine months ended September 29, 2013 and was the result of net earnings, excluding non-cash charges and credits, of $177.0 million and an increase in working capital of $35.4 million. The increase in working capital was primarily the result of a $36.2 million seasonal increase in inventory during the harvest season, a $25.3 million increase in accounts receivable driven by the timing of sales, a $10.5 million decrease in accrued liabilities primarily attributable to lower interest payable resulting from the refinancings and pay downs and a $5.6 million decrease in accrued trade marketing expense driven by the seasonality of our marketing programs. The aging profile of accounts receivable has not changed significantly from December 2012. These were partially offset by a $41.7 million increase in accounts payable driven by the timing of our inventory purchases. All other working capital accounts generated a net $0.4 million cash inflow.

Net cash provided by operating activities was $62.4 million for the nine months ended September 23, 2012 and was the result of net earnings, excluding non-cash charges and credits, of $112.0 million and an increase in working capital of $49.7 million. The increase in working capital was primarily the result of a $66.8 million seasonal increase in inventory during the harvest season and a $6.0 million increase in accounts receivable driven by the timing of sales as well as higher selling prices. These were offset by a $14.2 million increase in accounts payable driven by our inventory purchases. All other working capital accounts generated a net $8.9 million cash inflow.

Net cash used in investing activities was $55.9 million for the nine months ended September 29, 2013 and was primarily related to capital expenditures. Capital expenditures during the first nine months of 2013 included approximately $6.1 million of costs related to our facility consolidation projects. Investing activities also included $6.9 million of proceeds from the sale of assets previously held for sale.

Net cash used in investing activities was $49.2 million for the nine months ended September 23, 2012 and was primarily related to capital expenditures. Capital expenditures during the first nine months of 2012 included approximately $4.9 million of costs related to our facility consolidation projects.
Net cash used by financing activities in 2013 was impacted by our April 2013 refinancing, which is explained in greater detail in Note 9 to the Consolidated Financial Statements. Net cash used by financing activities for the nine months ended September 29, 2013 was $68.0 million and consisted of $1,625.9 million of proceeds from our new Tranche G Term Loan, $624.2 million of proceeds ($667.0 million of gross proceeds net of $43.1 million of underwriting discounts and other fees) from our IPO and $350.0 million of proceeds from our notes offering which were more than offset by $1,732.1 million of term loan repayments, $899.2 million of repurchases of outstanding notes, $20.8 million of dividends paid, $12.5 million of debt acquisition costs and $3.4 million of net capital leases and notes payable activity.

Net cash used by financing activities in 2012 was impacted by our April and September 2012 refinancings described below. Net cash used by financing activities for the nine months ended September 23, 2012 was $158.7 million and consisted of $625.2 million of term loan repayments, $373.3 million of repurchases of outstanding notes, $17.4 million of debt acquisition costs, $2.8 million of net capital leases, $2.4 million of notes payable activity, and $0.8 million of equity repurchases. These outflows were funded by $842.6 million of proceeds from our new Tranche E and F Term loans, with the remainder coming from cash on hand.

Debt
As of September 29, 2013 and December 30, 2012, our long term debt consisted of the following:

	September 29, 2013	December 30, 2012
Long-term debt
- Senior Secured Credit Facility - Tranche B Non Extended Term Loans due 2014	$—	$243.3
- Senior Secured Credit Facility - Tranche B Extended Term Loans due 2016	—	637.9
- Senior Secured Credit Facility - Tranche E Term Loans due 2018	—	398.0
- Senior Secured Credit Facility - Tranche F Term Loans due 2018	—	448.9
- Senior Secured Credit Facility - Tranche G Term Loans due 2020	1,625.9	—
- 4.875% Senior Notes due 2021	350.0	—
- 9.25% Senior Notes due 2015	—	465.0
- 8.25% Senior Notes due 2017	—	400.0
- Unamortized discount on long term debt	(8.2)	(7.2)
- Capital lease obligations	20.6	21.0
	1,988.3	2,606.9
Less: current portion of long-term obligations	19.4	30.4
Total long-term debt	$1,968.9	$2,576.5

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

On April 17, 2012 we entered into an amended and restated credit agreement, which extended a portion of our Tranche B Term Loans to 2016, allowed us to borrow on new $400 million Tranche E Term Loans and replace our existing revolving credit facility with a new $150 million revolving credit facility. We used proceeds from the Tranche E Term Loans to pay off all of our outstanding balance of $313.2 million aggregate principal amount of Tranche D Term Loans. On April 19, 2012, we redeemed all $199.0 million of our outstanding 10.625% Senior Subordinated Notes using proceeds from the Tranche E Term Loans along with available cash.

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

We meet the service requirements on our debt utilizing cash flow generated from operations. In addition to the above facilities, we have a $150.0 million revolving credit facility, which can be used to fund our working capital needs and can also be used to issue up to $50.0 million of letters of credit. There were no borrowings against the revolving credit facility as of September 29, 2013 and December 30, 2012, except in respect of letters of credit as set forth below. As of September 29, 2013 and December 30, 2012, we had issued approximately $29.0 million and $33.5 million, respectively, of letters of credit under this facility, leaving approximately $121.0 million and $116.5 million, respectively, of unused capacity under the revolving credit facility.

The term loans under the Senior Secured Credit Facility mature in quarterly installments of 0.25% of their aggregate funded total principal amount. The aggregate maturities of the Tranche G Term Loans outstanding as of September 29, 2013 are $4.1 million in the remainder of 2013, $16.3 million in 2014, $16.3 million in 2015, $16.3 million in 2016, $20.4 million in 2017 and $1,552.6 million thereafter.

Under the terms of our Senior Secured Credit Facility, we are required to use 50% of our “Excess Cash Flow” to prepay the term loans under the Senior Secured Credit Facility (which percentage will be reduced to 25% at a total leverage ratio of between 4.50 and 5.49 and 0% at a total leverage ratio below 4.50). Excess Cash Flow is defined as consolidated net income (as defined), as adjusted for certain items, including (1) all non-cash charges and credits included in arriving at consolidated net income, (2) changes in working capital, (3) capital expenditures (to the extent they were not financed with debt), (4) the aggregate amount of principal payments on indebtedness and (5) certain other items defined in the Senior Secured Credit Facility. For the 2012 reporting year, we determined that there were no amounts due under the Excess Cash Flow requirements of the Senior Secured Credit Facility. In December 2013, we will determine if amounts are due under the Excess Cash Flow requirements of the Senior Secured Credit Facility for the 2013 reporting year.

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

4.875% Senior Notes

On April 29, 2013, we issued the 4.875% Senior Notes. The 4.875% Senior Notes are general senior unsecured obligations, effectively subordinated in right of payment to all of our existing and future senior secured indebtedness, and guaranteed on a full, unconditional, joint and several basis by our wholly-owned domestic subsidiaries that guarantee our other indebtedness.
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

In addition, under the Senior Secured Credit Facility and the indenture governing the 4.875% Senior Notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Senior Secured Leverage Ratio (which is currently the same as the ratio of Net First Lien Secured Debt to Adjusted EBITDA described above), in the case of the Senior Secured Credit Facility, or to the ratio of Adjusted EBITDA to fixed charges for the most recently concluded four consecutive fiscal quarters, in the case of the Senior Notes. As of September 29, 2013, we were in compliance with all covenants and other obligations under the Senior Secured Credit Facility and the indenture governing the 4.875% Senior Notes.

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

The following table provides a reconciliation from our net earnings to EBITDA and Adjusted EBITDA for the three and nine months ended September 29, 2013 and September 23, 2012, and the fiscal year ended December 30, 2012. The terms and related calculations are defined in the Senior Secured Credit Facility and the indenture governing the 4.875% Senior Notes.

(thousands of dollars)	Three months ended		Nine months ended		Fiscal Year Ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012	December 30, 2012
Net earnings	$40,685	$9,878	$33,642	$8,857	$52,519
Interest expense, net	19,572	44,458	107,810	154,496	198,374
Income tax expense	24,661	5,559	35,108	3,701	32,701
Depreciation and amortization expense	19,658	26,486	57,683	68,542	98,123
EBITDA	$104,576	$86,381	$234,243	$235,596	$381,717
Non-cash items (a)	1,985	(2,967)	5,336	(1,368)	63
Acquisition, merger and other restructuring charges (b)	1,112	9,840	12,218	17,873	23,276
Other adjustment items (c)	—	4,658	53,361	21,019	21,040
Adjusted EBITDA	$107,673	$97,912	305,158	273,120	$426,096
Last twelve months Adjusted EBITDA			$458,134

(a)	Non-cash items are comprised of the following:

(thousands of dollars)	Three months ended		Nine months ended		Fiscal Year Ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012	December 30, 2012
Non-cash compensation charges (1)	$2,291	$125	$5,616	$725	$850
Unrealized losses resulting from hedging activities (2)	(306)	(3,092)	(280)	(2,093)	(1,307)
Other impairment charges (3)	—	—	—	—	520
Total non-cash items	$1,985	$(2,967)	$5,336	$(1,368)	$63
 _________________

(1)
For the three and nine months ended September 29, 2013 and September 23, 2012, and the fiscal year ended December 30, 2012, represents non-cash compensation charges related to the granting of equity awards.

(2)
For the three and nine months ended September 29, 2013 and September 23, 2012, and the fiscal year ended December 30, 2012, represents non-cash gains and losses resulting from mark-to-market adjustments of obligations under foreign exchange and commodity derivative contracts.

(3)	For the fiscal year ended December 30, 2012, represents a tradename impairment on Bernstein's.

(b)	Acquisition, merger and other restructuring charges are comprised of the following:

(thousands of dollars)	Three months ended		Nine months ended		Fiscal Year Ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012	December 30, 2012
Expenses in connection with an acquisition or other non-recurring merger costs (1)	$398	$(3)	$1,189	$1,620	$2,349
Restructuring charges, integration costs and other business optimization expenses (2)	(91)	9,812	7,353	15,289	19,911
Employee severance (3)	805	31	3,676	964	1,016
Total acquisition, merger and other restructuring charges	$1,112	$9,840	$12,218	$17,873	$23,276
_________________

(1)	For the three and nine months ended September 29, 2013 and September 23, 2012 and the fiscal year ended December 30, 2012 primarily represents IPO related expenses and due diligence investigations.

(2)
For the fiscal year ended December 30, 2012, primarily represents restructuring and restructuring related charges, consulting and business optimization expenses related to closures at our Tacoma, WA, Fulton, NY, Green Bay, WI and Millsboro, DE facilities, as a result of footprint consolidation projects. For the three and nine months ended September 29, 2013, primarily represents restructuring and restructuring related charges related to the closure of our Millsboro, DE facility, consulting and business optimization expenses related to the expansion of headquarter direct sales coverage for retail and a gain from the sale of our Tacoma, WA location in July 2013. For the three and nine months ended September 23, 2012, primarily represents restructuring and restructuring related charges related to the closure of our Fulton, NY, Green Bay, WI and Millsboro, DE facilities, as a result of footprint consolidation projects.

(3)	For the three and nine months ended September 29, 2013 and September 23, 2012, and the fiscal year ended December 30, 2012, represents severance costs paid, or to be paid, to terminated employees.

(c)	Other adjustment items are comprised of the following:

(thousands of dollars)	Three months ended		Nine months ended		Fiscal Year Ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012	December 30, 2012
Management, monitoring, consulting and advisory fees (1)	$—	$1,188	$19,181	$3,534	$4,707
Bond redemption fees (2)	—	3,470	34,180	14,255	14,255
Other (3)	—	—	—	3,230	2,078
Total other adjustments	$—	$4,658	$53,361	$21,019	$21,040
_________________

(1)
For the nine months ended September 29, 2013, the three and nine months ended September 23, 2012, and the fiscal year ended December 30, 2012, represents management/advisory fees and expenses paid to an affiliate of Blackstone. For the nine months ending September 29, 2013, it also includes a $15.1 million expense to terminate the Blackstone advisory fee agreement. This is explained in greater detail in Note 13 to the Consolidated Financial Statements "Related Party Transactions".

(2)
For the nine months ended September 29, 2013, represents the premiums paid on the redemption of $400.0 million of 8.25% Senior Notes due 2017 at a premium of $34.2 million. For fiscal year ended December 30, 2012, represents $14.3 million ($10.8 million for the three months ended June 24, 2012 and $3.5 million for the three months ended September 23, 2012) of the premiums paid on the redemption of $150.0 million of 9.25% Senior Notes due 2015, the redemption of $199.0 million of 10.625% Senior Subordinated Notes due 2017 and the repurchase and retirement of $10.0 million of 9.25% Senior Notes due 2015.

(3)
For the three months ended September 23, 2012 and the fiscal year ended December 30, 2012, this includes costs of retrieving and destroying the product covered by the Aunt Jemima product recall of $3.2 million (before insurance recovery) and $2.1 million (after insurance recovery), respectively.

Our covenant requirements and actual ratios for the twelve months ended September 29, 2013 are as follows:

	Covenant Requirement	Actual Ratio	Proforma Adjusted (5)
Senior Secured Credit Facility
Net First Lien Leverage Ratio (1)	5.75 to 1.00	3.35	4.08
Total Leverage Ratio (2)	Not applicable	4.12	4.75
Senior Notes (3)
Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions (4)	2.00 to 1.00	3.57	3.57
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

(5)
Proforma adjusted debt ratios, which are used to measure compliance with the covenants, include the impact of the Wish-Bone acquisition. The adjustments include the addition of the $525.0 million Tranche H Term Loan, a $72.4 million cash payment to fund the acquisition and the impact on EBITDA and interest expense.

Inflation
Historically, inflation did not have a significant effect on us as we had been successful in mitigating the effects of inflation with cost reduction and productivity programs. However inflation became more pronounced in 2011 and 2012, particularly in ingredient costs such as vegetables, flours, shortening/oils, beef, dairy, cocoa, corn sweeteners and energy. In the first nine months of 2013, inflation was less pronounced compared to the first nine months of 2012, principally in the first six months and is expected to be less pronounced over the remainder of 2013. To the extent possible, we offset inflation with productivity programs. However, we spend approximately $1.1 billion each year on ingredients, therefore each 1% change in our weighted average ingredient costs would increase our Cost of products sold by approximately $11 million. If we experience significant inflation, price increases may be necessary in order to preserve our margins and returns. Severe increases in inflation could have an adverse impact on our business, financial condition and results of operations.

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
The following table provides a reconciliation from our gross profit to Adjusted gross profit for the nine months ended September 29, 2013 and September 23, 2012, and the fiscal year ended December 30, 2012.

(thousands of dollars)	Three months ended		Nine months ended		Fiscal Year Ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012	December 30, 2012
Gross profit	$157,403	$129,341	$456,672	$397,174	$584,549
Accelerated depreciation expense (a)	—	7,258	—	11,812	20,990
Non-cash items (b)	(225)	(3,075)	109	(1,996)	(1,194)
Acquisition, merger and other restructuring charges (c)	(388)	9,552	3,756	13,774	16,934
Other adjustment items (d)	—	—	—	2,555	1,618
Adjusted gross profit	$156,790	$143,076	$460,537	$423,319	$622,897

 _________________

(a)	Reflects accelerated depreciation related to plant closures.

(b)	Non-cash items are comprised of the following:

(thousands of dollars)	Three months ended		Nine months ended		Fiscal Year Ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012	December 30, 2012
Non-cash compensation charges (1)	$80	$16	$388	$96	$113
Unrealized losses (gains) resulting from hedging activities (2)	(305)	(3,091)	(279)	(2,092)	(1,307)
Non-cash items	$(225)	$(3,075)	$109	$(1,996)	$(1,194)

 _________________

(1)	Represents non-cash compensation charges related to the granting of equity awards.

(2)	Represents non-cash gains and losses resulting from mark-to-market obligations under derivative contracts.

(c)	Acquisition, merger and other restructuring charges are comprised of the following:

(thousands of dollars)	Three months ended		Nine months ended		Fiscal Year Ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012	December 30, 2012
Restructuring charges, integration costs and other business optimization expenses (1)	$(388)	$9,552	$3,557	$13,763	$16,923
Employee severance and recruiting (2)	—	—	199	11	11
Total acquisition, merger and other restructuring charges	$(388)	$9,552	$3,756	$13,774	$16,934

 _________________

(1)
For the fiscal year ended December 30, 2012, primarily represents restructuring and restructuring related charges, consulting and business optimization expenses related to closures at our Tacoma, WA, Fulton, NY, and Millsboro, DE facilities, as a result of footprint consolidation projects. For the three and nine months ended September 29, 2013 and September 23, 2012, primarily represents restructuring and restructuring related charges, consulting, business optimization expenses related to closures at our Millsboro, DE (March, 2013) and Fulton, NY (March, 2012) facilities and a gain from the sale of our Tacoma, WA location in July 2013.

(2)	Represents severance costs paid or accrued to terminated employees.

(d)	Other adjustment items are comprised of the following:

(thousands of dollars)	Three months ended		Nine months ended		Fiscal Year Ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012	December 30, 2012
Other (1)	$—	$—	$—	$2,555	$1,618
Total other adjustments	$—	$—	$—	$2,555	$1,618

 _________________

(1)
For the three and nine months ended September 23, 2012 and the fiscal year ended December 30, 2012, primarily represents costs of retrieving and destroying the product covered by the Aunt Jemima product recall, net of insurance recoveries.

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

Off-Balance Sheet Arrangements

As of September 29, 2013, we did not have any off-balance sheet obligations.

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

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” (“ASU 2013-11”). The update provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. We will adopt this standard in December 2013. We anticipate that adoption of the standard will not have a material impact on its Consolidated Financial Statements.

Critical Accounting Policies and Estimates

We have disclosed in "Management Discussion and Analysis of Financial Condition and Results of Operations" included in our prospectus filed on March 28, 2013, those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no material changes to those policies that we consider to be significant since the filing of our prospectus. We believe that the accounting principles utilized in preparing our unaudited consolidated financial statements conform in all material respects to GAAP.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 29, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective at a level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 29, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1:    LEGAL PROCEEDINGS

No material legal proceedings are currently pending.

ITEM 1A:    RISK FACTORS

Our risk factors are summarized under the“Risk Factors” section of our prospectus filed on March 28, 2013. There have been no material changes to our risk factors since the filing of that prospectus.

ITEM 2:    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3:    DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4:    MINE SAFETY DISCLOSURES
None

ITEM 5:    OTHER INFORMATION

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to Blackstone by Travelport Limited, which may be considered our affiliate.

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
There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth in our prospectus filed with the SEC on March 28, 2013 under the section entitled “Risk Factors,” the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this report and the following risks, uncertainties and factors:

•competition;
•our ability to predict, identify, interpret and respond to changes in consumer preferences;
•our reliance on single source provider for the manufacturing, co-packing and distribution of many of our products;
•fluctuations in price and supply of food ingredients, packaging materials and freight;

•	volatility in commodity prices and our failure to mitigate the risks related to commodity price fluctuation and foreign exchange risk through the use of derivative instruments;

•	costs and timeliness of integrating Wish-Bone, and any future acquisitions or our failure to realize anticipated cost savings, revenue enhancements or other synergies therefrom;
•our substantial leverage;
•litigation or claims regarding our intellectual property rights or termination of our material licenses;

•	our inability to drive revenue growth in our key product categories or to add products that are in faster growing and more profitable categories;
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

PINNACLE FOODS INC.

By:	/s/ Craig Steeneck
Name:	Craig Steeneck
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Authorized Officer)
Date:	November 13, 2013

EXHIBIT INDEX

Exhibit Number	Description of exhibit

3.1
Form of Amended and Restated Certificate of Incorporation of Pinnacle Foods Inc. (previously filed as Exhibit 3.1 to the Current Report on Form 8-K of Pinnacle Foods Inc. filed with the SEC on April 3, 2013 (Commission File Number: 001-35844, and incorporated herein by reference)

3.2
Form of Amended and Restated Bylaws of Pinnacle Foods Inc. (previously filed as Exhibit 3.2 to the Current Report on Form 8-K of Pinnacle Foods Inc. filed with the SEC on April 3, 2013 (Commission File Number: 001-35844, and incorporated herein by reference)

10.1+ *	Form of Restricted Stock Agreement under 2013 Omnibus Incentive Plan.

10.2+ *	Form of Nonqualified Stock Option Agreement under 2013 Omnibus Incentive Plan.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)

32.2*	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)

99.1*	Section 13(r) Disclosure

101.1*
The following materials are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Earnings, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholder’s Equity, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information. (B)

*    Identifies exhibits that are filed as attachments to this document.
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