Form 10-Q
period 2014-03-30
Pinnacle Foods Inc.
filed 2014-05-14
CIK 1564822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2014
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

The Registrant had 117,296,568 shares of common stock, $0.01 par value, outstanding at May 9, 2014.

2

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(thousands, except per share amounts)

	Three months ended
	March 30, 2014	March 31, 2013
Net sales	$644,039	$612,981
Cost of products sold	477,378	458,140
Gross profit	166,661	154,841
Operating expenses
Marketing and selling expenses	44,128	45,628
Administrative expenses	25,977	22,558
Research and development expenses	2,482	2,327
Other expense (income), net	3,983	3,657
Total operating expenses	76,570	74,170
Earnings before interest and taxes	90,091	80,671
Interest expense	24,367	40,656
Interest income	26	3
Earnings before income taxes	65,750	40,018
Provision for income taxes	25,002	15,222
Net earnings	$40,748	$24,796

Net earnings per share
Basic	$0.35	$0.31
Weighted average shares outstanding- basic	115,592	81,264
Diluted	$0.35	$0.29
Weighted average shares outstanding- diluted	116,687	86,268
Dividends declared	$0.21	$—
See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (unaudited)
(thousands of dollars)

	Three months ended
	March 30, 2014	March 31, 2013
Net earnings	$40,748	$24,796
Other comprehensive (loss) earnings
Foreign currency translation	(474)	(2)
Net (loss) gain on financial instrument contracts	(7,741)	604

Reclassifications into earnings:
Financial instrument contracts	(372)	662
Loss on pension actuarial assumption adjustments	143	456

Tax benefit (provision) on other comprehensive earnings	3,363	(597)
Total other comprehensive (loss) earnings - net of tax	(5,081)	1,123
Total comprehensive earnings	$35,667	$25,919

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
(thousands of dollars, except share and per share amounts)

	March 30, 2014	December 29, 2013
Current assets:
Cash and cash equivalents	$158,036	$116,739
Accounts receivable, net of allowances of $6,419 and $5,849, respectively	185,597	164,664
Inventories	339,791	361,872
Other current assets	8,372	7,892
Deferred tax assets	145,875	141,142
Total current assets	837,671	792,309
Plant assets, net of accumulated depreciation of $311,830 and $297,103, respectively	529,752	523,270
Tradenames	1,951,392	1,951,392
Other assets, net	173,952	186,125
Goodwill	1,628,095	1,628,095
Total assets	$5,120,862	$5,081,191

Current liabilities:
Short-term borrowings	$2,419	$2,437
Current portion of long-term obligations	24,582	24,580
Accounts payable	155,769	142,353
Accrued trade marketing expense	40,096	37,060
Accrued liabilities	90,628	99,755
Dividends payable	25,415	25,119
Total current liabilities	338,909	331,304
Long-term debt (includes $63,889 and $63,796 owed to related parties, respectively)	2,471,018	2,476,167
Pension and other postretirement benefits	47,154	49,847
Other long-term liabilities	25,535	24,560
Deferred tax liabilities	626,976	601,272
Total liabilities	3,509,592	3,483,150
Commitments and contingencies (Note 12)
Shareholders' equity:
Pinnacle preferred stock: $.01 per share, 50,000,000 shares authorized, none issued	—	—
Pinnacle common stock: par value $.01 per share, 500,000,000 shares authorized; issued and outstanding 117,213,484 and 117,231,853, respectively	1,172	1,172
Additional paid-in-capital	1,331,032	1,328,847
Retained earnings	291,644	275,519
Accumulated other comprehensive loss	(12,578)	(7,497)
Total shareholders' equity	1,611,270	1,598,041
Total liabilities and shareholders' equity	$5,120,862	$5,081,191

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands of dollars)

	Three months ended
	March 30, 2014	March 31, 2013
Cash flows from operating activities
Net earnings	$40,748	$24,796
Non-cash charges (credits) to net earnings
Depreciation and amortization	20,380	19,270
Amortization of discount on term loan	634	314
Amortization of debt acquisition costs	1,024	1,713
Change in value of financial instruments	422	(414)
Equity-based compensation charge	2,112	175
Pension expense, net of contributions	(2,681)	(416)
Gain on sale of assets held for sale	—	(701)
Other long-term liabilities	383	(613)
Deferred income taxes	24,352	14,502
Changes in working capital
Accounts receivable	(21,198)	(24,729)
Inventories	21,981	32,007
Accrued trade marketing expense	3,179	6,317
Accounts payable	12,045	(10,297)
Accrued liabilities	(9,115)	11,053
Other current assets	(327)	(5,233)
Net cash provided by operating activities	93,939	67,744
Cash flows from investing activities
Capital expenditures	(22,406)	(18,242)
Proceeds from sale of plant assets	—	1,775
Net cash used in investing activities	(22,406)	(16,467)
Cash flows from financing activities
Net proceeds from issuance of common stock	73	—
Repurchases of equity	—	(187)
Dividends paid	(24,310)	—
Repayments of long-term obligations	(5,388)	(10,581)
Proceeds from short-term borrowings	960	1,107
Repayments of short-term borrowings	(978)	(1,415)
Repayment of capital lease obligations	(674)	(550)
Net cash used in financing activities	(30,317)	(11,626)
Effect of exchange rate changes on cash	81	162
Net change in cash and cash equivalents	41,297	39,813
Cash and cash equivalents - beginning of period	116,739	92,281
Cash and cash equivalents - end of period	$158,036	$132,094

Supplemental disclosures of cash flow information:
Interest paid	$18,594	$36,325
Interest received	26	3
Income taxes paid	957	304
Non-cash investing and financing activities:
New capital leases	282	4,668
Dividends payable	25,415	—
See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
(thousands of dollars, except share and per share amounts)

	Common Stock		Additional Paid In Capital	Retained earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balance, December 30, 2012	81,210,672	$812	$696,512	$252,955	$(61,553)	$888,726
Equity contributions:
Share issuance	2,700,767	27	(27)			—
Shares repurchased	(8,054)	—	(187)			(187)
Equity related compensation			175			175
Comprehensive earnings				24,796	1,123	25,919
Balance, March 31, 2013	83,903,385	$839	$696,473	$277,751	$(60,430)	$914,633

Balance, December 29, 2013	117,231,853	$1,172	$1,328,847	$275,519	$(7,497)	$1,598,041
Equity contributions:
Share issuance	16,632	—	73			73
Non-vested Shares forfeited	(35,001)	—	—			—
Equity related compensation			2,112			2,112
Dividends ($0.21 per share)*				(24,623)		(24,623)
Comprehensive earnings				40,748	(5,081)	35,667
Balance, March 30, 2014	117,213,484	$1,172	$1,331,032	$291,644	$(12,578)	$1,611,270

See accompanying Notes to Unaudited Consolidated Financial Statements

* $0.21 per share quarterly, declared February 2014

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
The Company is a leading manufacturer, marketer and distributor of high quality, branded convenience food products, the products and operations of which are managed and reported in three operating segments: (i) Birds Eye Frozen, (ii) Duncan Hines Grocery and (iii) Specialty Foods. The Company’s United States retail frozen vegetables (Birds Eye), frozen complete bagged meals (Birds Eye Voila!), frozen seafood (Van de Kamp’s, Mrs. Paul’s), full-calorie single-serve frozen dinners and entrées (Hungry-Man), frozen breakfast (Aunt Jemima), frozen and refrigerated bagels (Lender’s), and frozen pizza for one (Celeste) are reported in the Birds Eye Frozen Division. The Company’s baking mixes and frostings (Duncan Hines), liquid and dry-mix salad dressings (Wish-Bone, Western and Bernstein's), shelf-stable pickles (Vlasic), table syrups (Mrs. Butterworth’s and Log Cabin), canned meat (Armour, Nalley and Brooks), pie and pastry fillings (Duncan Hines Comstock and Wilderness), barbecue sauces (Open Pit) and all Canadian operations are reported in the Duncan Hines Grocery Division. The Specialty Foods Division consists of snack products (Tim’s Cascade and Snyder of Berlin) and the Company’s food service and private label businesses.
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

On March 27, 2013, the U.S. Securities and Exchange Commission ("SEC") declared effective the Company's registration statement on Form S-1 related to its initial public offering ("IPO"). The Company's common stock began trading on the New York Stock Exchange ("NYSE"), under the ticker symbol PF, on March 28, 2013. In connection with the IPO, 2,618,307 additional shares were issued through the exercise of a warrant agreement by Peak Holdings LLC ("Peak Holdings") which was the majority owner of the Company prior to the IPO. Immediately thereafter, the warrant agreement was terminated and Peak Holdings was liquidated. On April 3, 2013, the IPO closed in which the Company issued and sold 33,350,000 shares of common stock. None of Blackstone, Directors or management of the Company sold any shares as part of the IPO. The Company received approximately $623.9 million in net proceeds ($667.0 million of gross proceeds net of $43.1 million of underwriting discounts and other fees) from the offering, which were used to pay down debt. See Note 9 of the Consolidated Financial Statements "Debt and Interest Expense" for further details.

On December 11, 2013, the SEC declared effective the Company's registration statement on Form S-1 related to a secondary offering. In connection with this offering, Blackstone sold 19,550,000 shares which reduced their ownership to approximately 51%. The Company did not receive any proceeds from the sale.

2. Interim Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of March 30, 2014, the results of operations for the three months ended March 30, 2014 and March 31, 2013, and the cash flows for the three

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

months ended March 30, 2014 and March 31, 2013. The results of operations are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 29, 2013.

3. Acquisition

Acquisition of the Wish-Bone and Western Salad Dressings Business.

On October 1, 2013, the Company acquired substantially all of the assets (the "Acquisition") of the Wish-Bone and Western Salad Dressings Business ("Wish-Bone") from Conopco Inc. and affiliates (“Unilever”), which are subsidiaries of Unilever PLC. The acquired portfolio includes a broad range of liquid and dry-mix salad dressing flavors under the Wish-Bone and Western brand names that are highly complementary to the Company's existing product offerings.

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

The Acquisition was financed through borrowings of $525.0 million in term loans (“Tranche H Term Loans”), $75.3 million of cash on hand, less transaction costs of $6.1 million in the fiscal year ended December 29, 2013 and deferred financing costs of $10.5 million. Included in the transaction costs of $6.1 million for the fiscal year ended December 29, 2013 are: $4.3 million in merger, acquisition and advisory fees and $1.8 million in legal, accounting and other professional fees. The Company also incurred $8.5 million in original issue discount in connection with the Tranche H Term Loans. This was recorded in Long-term debt on the Consolidated Balance Sheets and is being amortized over the life of the loan using the effective interest method. For more information, see Note 9 to the Consolidated Financial Statements, Debt and Interest Expense.

Pro forma Information

The following unaudited pro forma summary presents the Company's consolidated results of operations as if Wish-Bone had been acquired on December 31, 2012. These amounts adjusted Wish-Bone's historical results to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to plant assets and intangible assets had been applied from December 31, 2012, together with the consequential tax effects. These adjustments also reflect the additional interest expense incurred on the debt to finance the purchase. The pro forma financial information presented below is for informational

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and borrowings undertaken to finance the acquisition had taken place at the beginning of 2013.

Amounts in millions:

Three months ended March 31, 2013 (unaudited)
Net sales	$665.8
Net earnings	$30.6

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

Level 3:	Unobservable inputs that reflect the Company’s assumptions.
The Company’s financial assets and liabilities subject to recurring fair value measurements and the required disclosures are as follows:

	Fair Value as of March 30, 2014	Fair Value Measurements Using Fair Value Hierarchy			Fair Value as of December 29, 2013	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Interest rate derivatives	$21,389	$—	$21,389	$—	$29,518	$—	$29,518	$—
Foreign currency derivatives	888	—	888	—	307	—	307	—
Commodity derivatives	118	—	118	—	543	—	543	—
Total assets at fair value	$22,395	$—	$22,395	$—	$30,368	$—	$30,368	$—

Liabilities
Interest rate derivatives	$1,768	$—	$1,768	$—	$1,904	$—	$1,904	$—
Total liabilities at fair value	$1,768	$—	$1,768	$—	$1,904	$—	$1,904	$—

The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk.

The valuations of these instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate, commodity, and foreign exchange forward curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of the authoritative guidance for fair value disclosure, the Company incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. The Company had no fair value measurements based upon significant unobservable inputs (Level 3) as of March 30, 2014 or December 29, 2013.

In addition to the instruments named above, the Company also makes fair value measurements in connection with its annual goodwill and trade name impairment testing. These measurements would fall into Level 3 of the fair value hierarchy.

5. Other Expense (Income), net

	Three months ended
	March 30, 2014	March 31, 2013
Other expense (income), net consists of:
Amortization of intangibles/other assets	$4,175	$3,872
Royalty income and other	(192)	(215)
Total other expense (income), net	$3,983	$3,657

6. Shareholders' Equity, Equity-Based Compensation Expense and Earnings Per Share

Equity-based Compensation

The Company has two long-term incentive programs: The 2007 Stock Incentive Plan and the 2013 Omnibus Incentive Plan. Prior to March 28, 2013, Peak Holdings, the former parent of the Company also had the 2007 Unit Plan, which was terminated in connection with the Company's IPO. Equity-based compensation expense recognized during the period is based on the value of the portion of equity-based payment awards that is ultimately expected to vest during the period. As equity-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The authoritative guidance for equity compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company currently uses the Black-Scholes pricing model as its method of valuation for equity option awards. The fair value of the options granted during the three months ended March 30, 2014 and March 31, 2013, respectively, was estimated on the date of the grant using the Black-Scholes model with the following weighted average assumptions:

	March 30, 2014	March 31, 2013
Risk-free interest rate	2.2%	1.1%
Expected time to option exercise	6.50 years	6.50 years
Expected volatility of Pinnacle Foods Inc. stock	35%	35%
Expected dividend yield on Pinnacle Foods Inc. stock	3.1%	3.6%	*

* Dividend yield is based on the weighted average of the expected yield at the time of each grant, 3.6% in 2013, resulting from options granted at the IPO price of $20.00 a share.

Volatility was based on the average volatility of a group of publicly traded food companies. The Company estimates the annual forfeiture rates to be approximately 10% under its long-term incentive plans.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Expense Information

The following table summarizes equity-based compensation expense which was allocated as follows:

	Three months ended
	March 30, 2014	March 31, 2013
Cost of products sold	$197	$23
Marketing and selling expenses	271	70
Administrative expenses	1,603	77
Research and development expenses	41	5
Pre-tax equity-based compensation expense	2,112	175
Income tax benefit	(698)	(6)
Net equity-based compensation expense	$1,414	$169

As of March 30, 2014, cumulative unrecognized equity compensation expense of the unvested portion of shares for the Company's two long-term incentive programs was $37,606. The weighted average period over which vesting will occur is approximately 4.9 years for the 2007 Stock Incentive Plan and 2.9 years for the 2013 Omnibus Plan. Options under the plans have a termination date of 10 years from the date of issuance.

2007 Stock Incentive Plan

The Company adopted an equity option plan (the “2007 Stock Incentive Plan”) providing for the issuance of up to 1,104,888 shares of the Company's common stock through the granting of nonqualified stock options. For options granted pursuant to the 2007 Stock Incentive Plan from 2007 to 2009, generally 25% of the options will vest ratably over five years (“Time-Vested Options”), subject to full acceleration upon a change of control. Fifty percent of the options vest ratably over five years if annual or cumulative Adjusted EBITDA targets, as defined, are met (Performance Options). The final 25% of the options vest upon a liquidity event, if a 12% annual internal rate of return is attained by Blackstone (Exit Options). Subsequent to 2009, the Company awarded options in the form of Time-Vested Options (25%) and Performance Options (75%) to certain employees. The options have, essentially, the same vesting provisions as stated above, including the provisions that if there is a change of control or liquidity event and if a 12% annual internal rate of return is attained by Blackstone, then all the Performance Options will also vest and become exercisable. Prior to March 1, 2013, this annual internal rate of return target was 20%, but the Compensation Committee of the Board of Directors reduced the target for vesting purposes on that date from 20% to 12% to reflect changes in the food industry environment since the plan was adopted. Subsequent to the adoption of the 2013 Omnibus Incentive Plan (as further described below), there will be no more grants under this plan.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

The following table summarizes the equity option transactions under the 2007 Stock Incentive Plan:

		Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Life	Aggregate Intrinsic Value (000's)
Outstanding, December 29, 2013		314,396	$10.22	$6.13	5.51	$5,352

	Granted	—	—	—
	Exercised	(7,497)	9.67	4.33
	Forfeitures	(7,312)	12.22	7.28
Outstanding, March 30, 2014		299,587	10.18	$6.15	5.23	5,799

Exercisable, March 30, 2014		110,951	$9.69	$4.24	4.71	$2,203

2007 Unit Plan

Peak Holdings, the former parent of Pinnacle Foods Inc., adopted an equity plan (the “2007 Unit Plan”) providing for the issuance of profit interest units ("PIUs") in Peak Holdings. Certain employees had been given the opportunity to invest in Peak Holdings through the purchase of Peak Holding's Class A-2 Units. In addition, from 2007 to 2009, each manager who invested in Class A-2 Units of Peak Holdings LLC was awarded profit interests in Peak Holdings LLC in the form of Class B-1, Class B-2 and Class B-3 Units. Generally 25% of the PIUs vested ratably over five years (“Class B-1 Units”), subject to full acceleration upon a change of control. Fifty percent of the PIUs vested ratably over five years depending on whether annual or cumulative EBITDA targets are met (“Class B-2 Units”). The final 25% of the PIUs granted vested either on a liquidity event that returns a 12% annual internal rate of return to Blackstone (“Class B-3 Units”). Subsequent to 2009, the Company awarded PIUs to certain employees in the form of Class B-1 Units (25%) and Class B-2 Units (75%). The Class B-1 Units and Class B-2 Units had essentially the same vesting provisions as stated above, including the provisions that if there was a liquidity event and if a 12% annual internal rate of return was attained by Blackstone, then all the Class B-2 units also vested and became exercisable. Prior to March 1, 2013, this annual internal rate of return target was 20%, but the Compensation Committee of the Board of Directors reduced the target for vesting purposes on that date from 20% to 12% to reflect changes in the food industry environment since the plan was adopted.

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

On March 27, 2013, in connection with the IPO, the Company issued 2,310,000 "Founders Grants" options under the 2013 Omnibus Plan. The options vest in full at the end of three years. Additionally, 82,460 non-vested shares were issued which also vest in full

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

at the end of three years. Pursuant to his employment agreement, on April 3, 2013, Robert J. Gamgort, the Chief Executive Officer, became entitled to 200,000 shares of common stock, subject to his continued service through April 3, 2014. On April 3, 2014, net of tax withholdings, 96,300 shares were issued to Mr. Gamgort. On August 1, 2013, an additional 66,042 non-vested shares and 155,575 options were issued to various employees. The non-vested shares vest in full at the end of four years while the options vest in full at the end of three years. On December 2, 2013, 30,626 options were issued that vest in full at the end of three years. On January 2, 2014, 9,135 non-vested shares and 30,447 options were issued. Both the non-vested shares and the options vest in full at the end of three years.

The following table summarizes the equity option transactions under the 2013 Omnibus Plan:

		Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Life	Aggregate Intrinsic Value (000's)
Outstanding, December 29, 2013		2,330,491	$20.47	$4.82	9.27	15,782

	Granted	30,447	27.37	7.33
	Exercised	—	—	—
	Forfeitures	(46,160)	20.00	4.63
Outstanding, March 30, 2014		2,314,778	20.57	$4.86	9.03	$20,768

Exercisable, March 30, 2014		—	$—	$—	0	$—

The following table summarizes the changes in non-vested shares.

		Number of Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Life	Aggregate Intrinsic Value (000's)
Non-vested shares at December 29, 2013		1,645,718	$20.34	6.35	$44,829

	Granted	9,135	27.37
	Forfeitures	(25,388)	20.00
	Vested	(10,723)	20.00
Non-vested shares at March 30, 2014		1,618,742	$20.39	6.11	$47,818

Other Comprehensive Earnings

The following table presents amounts reclassified out of Accumulated Other Comprehensive Loss ("AOCL") and into Net earnings for the three months ended March 30, 2014 and March 31, 2013.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Gain/(Loss)	Amounts Reclassified from AOCL
	Three months ended	Three months ended
Details about Accumulated Other Comprehensive Earnings Components	March 30, 2014	March 31, 2013		Reclassified from AOCL to:
Gains and losses on financial instrument contracts
Interest rate contracts	$(41)	$(854)		Interest expense
Foreign exchange contracts	413	192		Cost of products sold
Total pre-tax	372	(662)
Tax benefit (expense)	(207)	340		Provision for income taxes
Net of tax	165	(322)

Pension actuarial assumption adjustments
Amortization of actuarial loss	(143)	(456)	(a)	Cost of products sold
Tax benefit	55	176		Provision for income taxes
Net of tax	(88)	(280)
Net reclassifications into net earnings	$77	$(602)

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

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings or loss for common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are calculated by dividing net earnings by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

	Three months ended
	March 30, 2014	March 31, 2013
Weighted-average common shares	115,592,299	81,263,994
Effect of dilutive securities:
Warrants	—	4,907,645
Options to purchase common stock and non-vested shares	1,094,602	96,583
Dilutive potential common shares	116,686,901	86,268,222

Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities. For the three months ended March 30, 2014 and March 31, 2013, conversion of stock options and non-vested shares totaling 216,648 and 3,938,761, respectively, into common share equivalents were excluded from this calculation as their effect would have been anti-dilutive.

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

	March 30, 2014	December 29, 2013
Customers	$185,390	$160,704
Allowances for cash discounts, bad debts and returns	(6,419)	(5,849)
Subtotal	178,971	154,855
Other receivables	6,626	9,809
Total	$185,597	$164,664

Inventories. Inventories are as follows:

	March 30, 2014	December 29, 2013
Raw materials, containers and supplies	$69,815	$53,779
Finished product	269,976	308,093
Total	$339,791	$361,872

The Company has various purchase commitments for raw materials, containers, supplies and certain finished products incident to the ordinary course of business. Such commitments are not at prices in excess of current market.

Other Current Assets. Other Current Assets are as follows:

	March 30, 2014	December 29, 2013
Prepaid expenses	$5,879	$5,560
Prepaid income taxes	937	776
Assets held for sale	1,556	1,556
Total	$8,372	$7,892

Assets held for sale is comprised of our closed plant in Millsboro, DE.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Plant Assets. Plant assets are as follows:

	March 30, 2014	December 29, 2013
Land	$14,061	$14,061
Buildings	197,940	196,206
Machinery and equipment	589,817	576,156
Projects in progress	39,764	33,950
Subtotal	841,582	820,373
Accumulated depreciation	(311,830)	(297,103)
Total	$529,752	$523,270

Depreciation was $16,205 and $15,398 during the three months ended March 30, 2014 and March 31, 2013, respectively. As of March 30, 2014 and December 29, 2013, Machinery and equipment included assets under capital lease with a book value of $20,499 and $19,168 (net of accumulated depreciation of $10,203 and $9,425), respectively.

Accrued Liabilities. Accrued liabilities are as follows:

	March 30, 2014	December 29, 2013
Employee compensation and benefits	$49,023	$59,871
Interest payable	18,402	14,108
Consumer coupons	2,263	1,445
Accrued restructuring charges	1,761	1,938
Accrued financial instrument contracts (see Note 11)	40	768
Other	19,139	21,625
Total	$90,628	$99,755
Other Long-Term Liabilities. Other long-term liabilities are as follows:

	March 30, 2014	December 29, 2013
Employee compensation and benefits	$9,249	$8,434
Long-term rent liability and deferred rent allowances	9,167	9,401
Liability for uncertain tax positions	727	727
Accrued financial instrument contracts (see Note 11)	1,728	1,136
Other	4,664	4,862
Total	$25,535	$24,560
8. Goodwill, Tradenames and Other Assets
Goodwill
Goodwill by segment is as follows:

	Birds Eye Frozen	Duncan Hines Grocery	Specialty Foods	Total
Balance, December 29, 2013	$527,069	$927,065	$173,961	$1,628,095

Balance, March 30, 2014	$527,069	$927,065	$173,961	$1,628,095

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

The authoritative guidance for business combinations requires that all business combinations be accounted for at fair value under the acquisition method of accounting. The authoritative guidance for goodwill provides that goodwill will not be amortized, but will be tested for impairment on an annual basis or more often when events indicate. The Company completed its annual testing as of December 29, 2013, which indicated no impairment.

Tradenames

Tradenames by segment are as follows:

	Birds Eye	Duncan Hines	Specialty
	Frozen	Grocery	Foods	Total
Balance, December 29, 2013	$796,680	$1,118,712	$36,000	$1,951,392

Balance, March 30, 2014	$796,680	$1,118,712	$36,000	$1,951,392

The authoritative guidance for indefinite-lived assets provides that indefinite-lived assets will not be amortized, but will be tested for impairment on an annual basis or more often when events indicate. The Company completed its annual testing as of December 29, 2013, which indicated no impairment.

Other Assets

	March 30, 2014
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$52,810	$(36,966)	$15,844
Customer relationships - Distributors	36	139,146	(36,034)	103,112
Customer relationships - Food Service	7	36,143	(36,143)	—
Customer relationships - Private Label	7	9,214	(9,214)	—
License	7	6,175	(3,512)	2,663
Total amortizable intangibles		$243,488	$(121,869)	$121,619
Deferred financing costs		46,805	(22,222)	24,583
Financial instruments (see note 11)		21,389	—	21,389
Other (1)		6,361	—	6,361
Total other assets, net				$173,952
	Amortizable intangibles by segment
	Birds Eye Frozen			$61,803
	Duncan Hines Grocery			56,477
	Specialty Foods			3,339
				$121,619

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

	December 29, 2013
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$52,810	$(35,645)	$17,165
Customer relationships - Distributors	36	139,146	(34,518)	104,628
Customer relationships - Food Service	7	36,143	(35,291)	852
Customer relationships - Private Label	7	9,214	(9,078)	136
License	7	6,175	(3,162)	3,013
Total amortizable intangibles		$243,488	$(117,694)	$125,794
Deferred financing costs		46,638	(21,198)	25,440
Financial instruments (see note 11)		29,518	—	29,518
Other (1)		5,373	—	5,373
Total other assets, net				$186,125
	Amortizable intangibles by segment
	Birds Eye Frozen			$63,319
	Duncan Hines Grocery			58,090
	Specialty Foods			4,385
				$125,794

(1) As of March 30, 2014 and December 29, 2013, Other primarily consists of security deposits and supplemental savings plan investments.

Amortization of intangible assets was $4,175 and $3,872 for the three months ended March 30, 2014 and March 31, 2013, respectively. Estimated amortization expense for each of the next five years and thereafter is as follows: remainder of 2014 -$9,600; 2015 - $12,200; 2016 - $11,000; 2017 - $6,400; 2018 - $4,700 and thereafter - $77,700. As of March 30, 2014, Food Service and Private Label customer relationships were fully amortized.

Deferred Financing Costs

All deferred financing costs, which relate to the Senior Secured Credit Facility and Senior Notes are amortized into interest expense over the life of the related debt using the effective interest method. Amortization of deferred financing costs was $1,024 and $1,713 during the three months ended March 30, 2014 and March 31, 2013, respectively.
The following summarizes deferred financing cost activity:

	Gross Carrying Amount	Accumulated Amortization	Net
Balance, December 29, 2013	$46,638	$(21,198)	$25,440
2014 - Additions	167	—	167
Amortization	—	(1,024)	(1,024)
Balance, March 30, 2014	$46,805	$(22,222)	$24,583

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

9. Debt and Interest Expense

	March 30, 2014	December 29, 2013
Short-term borrowings
- Notes payable	$2,419	$2,437
Total short-term borrowings	$2,419	$2,437
Long-term debt
- Senior Secured Credit Facility - Tranche G Term Loans due 2020	1,617,775	1,621,850
- Senior Secured Credit Facility - Tranche H Term Loans due 2020	523,688	525,000
- 4.875% Senior Notes due 2021	350,000	350,000
- Unamortized discount on long term debt	(15,452)	(16,085)
- Capital lease obligations	19,589	19,982
	2,495,600	2,500,747
Less: current portion of long-term obligations	24,582	24,580
Total long-term debt	$2,471,018	$2,476,167

Interest expense	Three months ended
	March 30, 2014	March 31, 2013
Interest expense, third party	$22,796	$37,520
Related party interest expense (Note 13)	516	579
Amortization of debt acquisition costs (Note 8)	1,024	1,713
Interest rate swap losses (Note 11)	31	844
Total interest expense	$24,367	$40,656

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

On April 3, 2013, the Company completed its IPO which is further described in Note 1. A portion of the proceeds was used to redeem the entire $465.0 million in aggregate principal amount of Pinnacle Foods Finance's 9.25% Senior Notes at a redemption price of 100.0%. This is explained in greater detail under the section titled, “Senior Notes.” The remaining net proceeds, together with cash on hand, was used to repay $202.0 million of the Tranche B Non-Extended Term Loans.

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

The stated maturity dates are: April 29, 2020 for the Tranche G Loans and the Tranche H Term Loans, and April 29, 2018 for the revolving credit facility.

Pinnacle Foods Finance's borrowings under the Senior Secured Credit Facility, bear interest at a floating rate and are maintained as base rate loans or as eurocurrency rate loans. Base rate loans bear interest at the base rate plus the applicable base rate margin, as described in the Senior Secured Credit Facility. The base rate is defined as the highest of (i) the administrative agent's prime rate, (ii) the federal funds effective rate plus 1/2 of 1% and (iii) the eurocurrency rate that would be payable on such day for a eurocurrency rate loan with a one-month interest period plus 1%. Eurocurrency rate loans bear interest at the adjusted eurocurrency rate plus the applicable eurocurrency rate margin, as described in the Senior Secured Credit Facility. The eurocurrency rate is determined by reference to the British Bankers Association "BBA" LIBOR rate for the interest period relevant to such borrowing. With respect to Tranche G Term Loans and Tranche H Term Loans, the eurocurrency rate shall be no less than 0.75% per annum and the base rate shall be no less than 1.75%  per annum. The interest rate margin for Tranche G Term Loans and Tranche H Term Loans under the Senior Secured Credit Facility is 1.50%, in the case of the base rate loans and 2.50%, in the case of eurocurrency rate loans. The margin is subject to a 25 basis point step down upon achievement by Pinnacle Foods Finance of a total net leverage ratio of less than 4.25:1.0.

The obligations under the Senior Secured Credit Facility are unconditionally and irrevocably guaranteed by Peak Finance Holdings LLC, any subsidiary of Peak Finance Holdings LLC that directly or indirectly owns 100% of the issued and outstanding equity interests of Pinnacle Foods Finance, subject to certain exceptions, each of Pinnacle Foods Finance’s direct or indirect material wholly-owned domestic subsidiaries (collectively, the “Guarantors”) and by the Company effective with the April 2013 refinancing. In addition, subject to certain exceptions and qualifications, borrowings under the Senior Secured Credit Facility are secured by first priority or equivalent security interests in (i) all the capital stock of, or other equity interests in, each direct or indirect domestic material subsidiary of Pinnacle Foods Finance and 65% of the capital stock of, or other equity interests in, each direct material "first tier" foreign subsidiary of Pinnacle Foods Finance and (ii) certain tangible and intangible assets of Pinnacle Foods Finance and those of the Guarantors (subject to certain exceptions and qualifications).
The total combined amount of the Senior Secured Credit Facility Loans that were owed to affiliates of Blackstone as of March 30, 2014 and December 29, 2013, was $63,889 and $63,796, respectively.

A commitment fee of 0.375% per annum based on current leverage ratios is applied to the unused portion of the revolving credit facility. There were no revolver borrowings made during fiscal 2013 or 2014, except in respect of letters of credit as set forth below. As of March 30, 2014 and December 29, 2013, the eurocurrency rate would have been 2.65% and 2.67% as of such dates. For the three months ended March 30, 2014 and March 31, 2013, the weighted average interest rate on the term loan components of the Senior Secured Credit Facility was 3.25% and 4.08%, respectively. As of March 30, 2014 and December 29, 2013 the eurocurrency interest rate on the term loan facilities was 3.25% and 3.25%, respectively.

Pinnacle Foods Finance pays a fee for all outstanding letters of credit drawn against the revolving credit facility at an annual rate equivalent to the applicable eurocurrency rate margin then in effect under the revolving credit facility, plus the fronting fee payable in respect of the applicable letter of credit. The fronting fee is equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letter of credit. The fronting fees are computed on a quarterly basis in arrears. Total letters of credit issued under the revolving credit facility cannot exceed $50,000. As of March 30, 2014 and December 29, 2013, Pinnacle Foods Finance had utilized $31,566 and $32,923, respectively of the revolving credit facility for letters of credit. As of March 30, 2014 and December 29, 2013, respectively, there was $118,434 and $117,077 of borrowing capacity under the revolving credit facility, of which $18,434 and $17,077 was available to be used for letters of credit.
Under the terms of the Senior Secured Credit Facility, Pinnacle Foods Finance is required to use 50% of its “Excess Cash Flow” to prepay the term loans under the Senior Secured Credit Facility (which percentage will be reduced to 25% at a total net leverage ratio of between 4.50 and 5.49 and to 0% at a total net leverage ratio below 4.50). As of March 30, 2014, Pinnacle Foods Finance had a total net leverage ratio of 4.61 (proforma adjusted for the Wish-Bone acquisition in compliance with the terms of the Senior Secured Credit Facility). Excess Cash Flow is defined as consolidated net income (as defined), as adjusted for certain items, including (1) all non-cash charges and credits included in arriving at consolidated net income, (2) changes in working capital, (3) capital expenditures (to the extent they were not financed with debt), (4) the aggregate amount of principal payments on indebtedness and (5) certain other items defined in the Senior Secured Credit Facility. For the 2013 reporting year, Pinnacle Foods Finance determined that there were no amounts due under the Excess Cash Flow requirements of the Senior Secured Credit Facility. In December 2014, Pinnacle Foods Finance will determine if amounts are due under the Excess Cash Flow requirements of the Senior Secured Credit Facility for the 2014 reporting year.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

The term loans under the Senior Secured Credit Facility amortize in quarterly installments of 0.25% of their aggregate funded total principal amount. The scheduled principal payments of the Tranche G Term Loans outstanding as of March 30, 2014 are $12.2 million in the remainder of 2014, $16.3 million in 2015, $16.3 million in 2016, $20.4 million in 2017, $12.2 million in 2018 and $1,540.4 million thereafter. The scheduled principal payments of the Tranche H Term Loans outstanding as of March 30, 2014 are $3.9 million in the remainder of 2014, $5.3 million in 2015, $5.3 million in 2016, $6.6 million in 2017, $3.9 million in 2018 and $498.7 million thereafter.

Pursuant to the terms of the Senior Secured Credit Facility, Pinnacle Foods Finance is required to maintain a ratio of Net First Lien Secured Debt to Covenant Compliance EBITDA of no greater than 5.75 to 1.00. Net First Lien Secured Debt is defined as aggregate consolidated secured indebtedness, less the aggregate amount of all unrestricted cash and cash equivalents. In addition, under the Senior Secured Credit Facility and the indenture governing the Senior Notes, Pinnacle Foods Finance's ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Senior Secured Leverage Ratio (which is currently the same as the ratio of Net First Lien Secured Debt to Covenant Compliance EBITDA described above), in the case of the Senior Secured Credit Facility, or to the ratio of Covenant Compliance EBITDA to fixed charges for the most recently concluded four consecutive fiscal quarters, in the case of the Senior Notes. The Senior Secured Credit Facility also permits restricted payments up to an aggregate amount of (together with certain other amounts) the greater of $50 million and 2% of Pinnacle Foods Finance's consolidated total assets, so long as no default has occurred and is continuing and its pro forma Senior Secured Leverage Ratio would be no greater than 4.25 to 1.00. As of March 30, 2014 the Company is in compliance with all covenants and other obligations under the Senior Secured Credit Facility and the indenture governing the Senior Notes.
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

The 4.875% Senior Notes are general senior unsecured obligations of Pinnacle Foods Finance, effectively subordinated in right of payment to all existing and future senior secured indebtedness of Pinnacle Foods Finance and guaranteed on a full, unconditional, joint and several basis by Pinnacle Foods Finance’s wholly-owned domestic subsidiaries that guarantee other indebtedness of Pinnacle Foods Finance. See Note 16 for the condensed Consolidated Financial Statements for Guarantor and Nonguarantor Financial Statements.
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
The estimated fair value of the Company’s long-term debt, including the current portion, as of March 30, 2014, is as follows:

	March 30, 2014
Issue	Face Value	Fair Value
Senior Secured Credit Facility - Tranche G Term Loans	1,617,775	1,609,686
Senior Secured Credit Facility - Tranche H Term Loans	523,688	519,760
4.875% Senior Notes	350,000	341,250
	$2,491,463	$2,470,696

The estimated fair value of the Company’s long-term debt, including the current portion, as of December 29, 2013, is as follows:

	December 29, 2013
Issue	Face Value	Fair Value
Senior Secured Credit Facility - Tranche G Term Loans	1,621,850	1,619,823
Senior Secured Credit Facility - Tranche H Term Loans	525,000	524,344
4.875% Senior Notes	350,000	329,000
	$2,496,850	$2,473,167

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
The Company uses a measurement date for the pension benefit plan that coincides with its year end.
On December 31, 2013, the Pinnacle Foods Pension Plan merged into the Birds Eye Foods Pension Plan in order to achieve administrative, operational and cost efficiencies. The merged plan was renamed the Pinnacle Foods Group LLC Pension Plan (the "PFG Plan"). The Company has one defined benefit plan which is frozen for future benefit accruals, two qualified 401(k) plans, two non-qualified supplemental savings plans and participates in a multi-employer defined benefit plan.
Pinnacle Foods Group LLC Pension Plan
The Company maintains a non-contributory defined benefit pension plan that covers eligible union employees and provides benefits generally based on years of service and employees’ compensation. The plan is frozen for future benefits. The PFG Plan is funded in conformity with the funding requirements of applicable government regulations. Plan assets consist principally of cash equivalents, equity and fixed income common collective trusts. Plan assets do not include any of the Company’s own equity or debt securities.
The following represents the components of net periodic (benefit) cost:

	PFG Plan
	Three months ended
Pension Benefits	March 30, 2014	March 31, 2013
Interest cost	2,902	2,839
Expected return on assets	(3,292)	(3,374)
Amortization of:
Actuarial loss	32	456
Net periodic benefit	$(358)	$(79)

Cash Flows
Contributions. In fiscal 2014, the Company expects to make contributions of $10.5 million to the PFG Plan, of which minimum required payments of $2.1 million were made in the three months ended March 30, 2014. The Company made contributions to the pension plan totaling $8.3 million in fiscal 2013, of which $0.3 million were made in the three months ended March 31, 2013.
Multi-employer Plans

Pinnacle contributes to the United Food and Commercial Workers International Union Industry Pension Fund (EIN 51-6055922) (the "UFCW Plan") under the terms of the collective-bargaining agreement with its Fort Madison employees.

For the three months ended March 30, 2014 and March 31, 2013, contributions to the UFCW Plan were $193 and $189, respectively. The contributions to this plan are paid monthly based upon the number of employees. They represent less than 5% of the total contributions received by this plan during the most recent plan year.

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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three months ended March 30, 2014 and March 31, 2013, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
As of March 30, 2014, the Company had the following interest rate swaps that were designated as cash flow hedges of interest rate risk:

Product	Number of Instruments	Current Notional Amount	Fixed Rate Range	Index	Trade Dates	Maturity Dates
Interest Rate Swaps	18	$1,643,000	0.76% - 2.97%	USD-LIBOR-BBA	April 2013 - October 2013	April 2014 - April 2020

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive loss (“AOCL”) in the Consolidated Balance Sheets and is subsequently reclassified into earnings

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in AOCL related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $1,323 will be reclassified as an increase to Interest expense.

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
As of March 30, 2014, the Company had the following foreign currency exchange contracts (in aggregate) that were designated as cash flow hedges of foreign exchange risk:

Product	Number of Instruments	Notional Sold in Aggregate in ("CAD")	Notional Purchased in Aggregate in ("USD")	USD to CAD Exchange Rates	Trade Date	Maturity Dates
CAD Forward	9	$29,200	$27,206	1.071 - 1.077	Dec 2013	May 2014 - December 2014

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

As of March 30, 2014, the Company had the following derivative instruments that were not designated in qualifying hedging relationships:

Commodity Contracts	Number of Instruments	Notional Amount	Price/Index	Trade Dates	Maturity Dates
Diesel Fuel Contracts	7	3,349,496 Gallons	$3.85 - $3.90 per Gallon	October 2013 - Nov 2013	April 2014 - December 2014
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Balance Sheets as of March 30, 2014 and December 29, 2013.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value as of March 30, 2014	Balance Sheet Location	Fair Value as of March 30, 2014
Derivatives designated as hedging instruments
Interest Rate Contracts	Other assets, net	$21,389	Accrued liabilities	$40
			Other long-term liabilities	1,728
Foreign Exchange Contracts	Other current assets	888
Total derivatives designated as hedging instruments		$22,277		$1,768
Derivatives not designated as hedging instruments
Commodity Contracts	Other current assets	$118
Total derivatives not designated as hedging instruments		$118		$—

	Balance Sheet Location	Fair Value as of December 29, 2013	Balance Sheet Location	Fair Value as of December 29, 2013
Derivatives designated as hedging instruments
Interest Rate Contracts			Accrued liabilities	$70
	Other assets, net	$29,518	Other long-term liabilities	1,136
Foreign Exchange Contracts	Other current assets	307
Total derivatives designated as hedging instruments		$29,825		$1,206
Derivatives not designated as hedging instruments
Interest Rate Contracts			Accrued liabilities	$698
Commodity Contracts	Other current assets	$543
Total derivatives not designated as hedging instruments		$543		$698

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

The table below presents the effect of the Company’s derivative financial instruments in the Consolidated Statements of Operations and Accumulated other comprehensive loss ("AOCL") for the three months ended March 30, 2014 and March 31, 2013.

Tabular Disclosure of the Effect of Derivative Instruments

Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	Recognized in AOCL on Derivative (Effective Portion)	Effective portion reclassified from AOCL to:	Reclassified from AOCL into Earnings (Effective Portion)	Ineffective portion recognized in Earnings in:	Recognized in Earnings on Derivative (Ineffective Portion)
Interest Rate Contracts	$(8,732)	Interest expense	$(41)	Interest expense	$—
Foreign Exchange Contracts	991	Cost of products sold	413	Cost of products sold	3
Three months ended March 30, 2014	$(7,741)		$372		$3

Interest Rate Contracts	$(132)	Interest expense	$(854)	Interest expense	$10
Foreign Exchange Contracts	736	Cost of products sold	192	Cost of products sold	—
Three months ended March 31, 2013	$604		$(662)		$10

Derivatives Not Designated as Hedging Instruments		Recognized in Earnings in:	Recognized in Earnings on Derivative
Commodity Contracts		Cost of products sold	$(354)
Interest Rate Contracts		Interest expense	11
Three months ended March 30, 2014			$(343)

Commodity Contracts		Cost of products sold	$205
Three months ended March 31, 2013			$205

Credit risk-related contingent features
The Company has agreements with certain counterparties that contain a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of March 30, 2014, the Company has not posted any collateral related to these agreements. If the Company had breached this provision at March 30, 2014, it could have been required to settle its obligations under the agreements at their termination value, which differs from the recorded fair value. The table below summarizes the aggregate fair values of those derivatives that contain credit risk-related contingent features as of March 30, 2014 and December 29, 2013.
March 30, 2014

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$8,563	$231	$(11)	$8,805
	Commodity Contracts	118	—	—	118
Bank of America	Interest Rate Contracts	8,555	259	—	8,814
Credit Suisse	Interest Rate Contracts	2,352	64	(11)	2,427
	Foreign Exchange Contracts	887	1	—	888
Macquarie	Interest Rate Contracts	(745)	85	(3)	(657)
Total		$19,730	$640	$(25)	$20,395

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

December 29, 2013

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$12,303	$(12)	$(155)	$12,446
	Commodity Contracts	543	—	—	543
Bank of America	Interest Rate Contracts	12,930	(124)	—	12,806
Credit Suisse	Interest Rate Contracts	2,634	62	(75)	2,771
	Foreign Exchange Contracts	300	6	—	306
Macquarie	Interest Rate Contracts	(506)	93	(3)	(410)
Total		$28,204	$25	$(233)	$28,462

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

No single item individually is, nor are all of them in the aggregate, material.

13. Related Party Transactions

At the closing of its acquisition by Blackstone, the Company entered into an advisory agreement with an affiliate of Blackstone pursuant to which such entity or its affiliates provided certain strategic and structuring advice and assistance to the Company. In addition, under this agreement, affiliates of Blackstone provided certain monitoring, advisory and consulting services to the Company for an aggregate annual management fee equal to the greater of $2,500 or 1.0% of Covenant Compliance EBITDA (as defined in the credit agreement governing the Company’s Senior Secured Credit Facility). Expenses relating to the management fee were $1,148 in the three months ended March 31, 2013.

On April 3, 2013, the advisory agreement was terminated in accordance with its terms for a fee paid of $15,100. In addition, prepaid expenses for related party management fees of $3,345 that were recorded to Other current assets were expensed in the second quarter of 2013.
Customer Purchases
Performance Food Group Company, which is controlled by affiliates of Blackstone, is a foodservice supplier that purchases products from the Company. Sales to Performance Food Group Company were $1,075 and $1,144 in the three months ended March 30, 2014 and March 31, 2013, respectively. As of March 30, 2014 and December 29, 2013, amounts due from Performance Food Group Company were $110 and $57, respectively, and were recorded on the Accounts receivable, net of allowances line in the Consolidated Balance Sheets.
Interest Expense
For the three months ended March 30, 2014 and March 31, 2013, fees and interest expense recognized in the Consolidated Statements of Operations for debt owed to affiliates of Blackstone Advisors L.P. totaled $516 and $579, respectively. As of March 30, 2014 and December 29, 2013, debt owed to related parties was $63,889 and $63,796, respectively and was recorded on the Long-term debt line in the Consolidated Balance Sheets. As of March 30, 2014 and December 29, 2013, interest accrued on debt owed to related parties was $310 and $319, respectively, and was recorded on the Accrued liabilities line in the Consolidated Balance Sheets.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

14. Segments

The Company is a leading manufacturer, marketer and distributor of high quality, branded food products in North America. The Company manages the business in three operating segments: Birds Eye Frozen, Duncan Hines Grocery and Specialty Foods.

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

The Duncan Hines Grocery Division manages its Leadership Brands in the baking mixes and frostings (Duncan Hines), liquid and dry-mix salad dressings (Wish-Bone and Western), shelf-stable pickles (Vlasic), and table syrups (Mrs. Butterworth's and Log Cabin) categories, and its Foundation Brands in the canned meat (Armour, Nalley and Brooks), pie and pastry fillings (Duncan Hines Comstock and Wilderness), barbecue sauces (Open Pit) and salad dressing (Bernstein's) categories as well as all Canadian operations.

The Company refers to the sum of the Birds Eye Frozen Division and the Duncan Hines Grocery Division as the North America Retail businesses.

The Specialty Foods Division consists of snack products (Tim's Cascade and Snyder of Berlin) and foodservice and private label businesses.

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

	Three months ended
SEGMENT INFORMATION	March 30, 2014	March 31, 2013
Net sales
Birds Eye Frozen	$294,278	$292,451
Duncan Hines Grocery	264,904	227,208
Specialty Foods	84,857	93,322
Total	$644,039	$612,981
Earnings before interest and taxes
Birds Eye Frozen	$46,728	$48,926
Duncan Hines Grocery	42,673	29,432
Specialty Foods	7,072	8,186
Unallocated corporate expenses	(6,382)	(5,873)
Total	$90,091	$80,671
Depreciation and amortization
Birds Eye Frozen	$9,949	$9,288
Duncan Hines Grocery	6,462	5,827
Specialty Foods	3,969	4,155
Total	$20,380	$19,270
Capital expenditures (1)
Birds Eye Frozen	$5,981	$10,110
Duncan Hines Grocery	14,740	10,609
Specialty Foods	1,967	2,191
Total	$22,688	$22,910

NET SALES BY PRODUCT TYPE
Net sales
Frozen	$337,234	$338,025
Meals and Meal Enhancers (2)	210,700	174,489
Desserts	70,720	75,958
Snacks	25,385	24,509
Total	$644,039	$612,981

GEOGRAPHIC INFORMATION
Net sales
United States	$639,817	$606,581
Canada	20,191	20,616
Intercompany	(15,969)	(14,216)
Total	$644,039	$612,981

(1)	Includes new capital leases.

(2)	The Wish-Bone and Western salad dressing business was acquired on October 1, 2013 and will add approximately $190 million of annual sales to Meals & Meal Enhancers.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

SEGMENT INFORMATION	March 30, 2014	December 29, 2013
Total assets
Birds Eye Frozen	$2,026,286	$2,004,250
Duncan Hines Grocery	2,588,187	2,577,093
Specialty Foods	359,777	358,198
Corporate	146,612	141,650
Total	$5,120,862	$5,081,191
GEOGRAPHIC INFORMATION
Long-lived assets
United States	$529,728	$523,250
Canada	24	20
Total	$529,752	$523,270

15. Provision for Income Taxes

The provision for income taxes and related effective tax rates for the three months ended March 30, 2014 and March 31, 2013, respectively, were as follows:

	Three months ended
Provision for Income Taxes	March 30, 2014	March 31, 2013
Current	$650	$720
Deferred	24,352	14,502
Total	$25,002	$15,222

Effective tax rate	38.0%	38.0%

Income taxes are accounted for in accordance with the authoritative guidance for accounting for income taxes under which deferred tax assets and liabilities are determined based on the difference between their financial statement basis and tax basis, using enacted tax rates in effect for the year in which the differences are expected to reverse.

During the three months ended March 30, 2014, state legislation was enacted which resulted in a benefit of $0.6 million to the provision for income taxes. During the three months ended March 31, 2013, the American Taxpayer Relief Act reinstated certain tax credits which resulted in a benefit of $0.4 million to the provision for income taxes.

The Company regularly evaluates its deferred tax assets for future realization.  A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized.  Changes in valuation allowances from period to period are included in the Company's tax provision in the period of change.

As of March 30, 2014 and March 31, 2013, the Company maintained a valuation allowance for certain state net operating loss (“NOL”) carryovers, state tax credit carryovers and foreign loss carryovers. There was no change in the valuation allowance for either of the three month reporting periods ended March 30, 2014 and March 31, 2013.

On September 13, 2013 the IRS issued final and proposed Tangible Property Regulations. The final regulations are generally effective for taxable years beginning on or after January 1, 2014. The adoption of the final regulations did not result in a material impact on the Company.

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
The following condensed consolidating financial information presents:

(1)	(a) Condensed consolidating balance sheets as of March 30, 2014 and December 29, 2013.
(b) The related condensed consolidating statements of operations and comprehensive earnings for the Company, Pinnacle Foods Finance, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Three months ended March 30, 2014; and
ii. Three months ended March 31, 2013.

(c) The related condensed consolidating statements of cash flows for the Company, Pinnacle Foods Finance, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Three months ended March 30, 2014; and
ii. Three months ended March 31, 2013.

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Balance Sheet March 30, 2014

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$—	$146,056	$11,980	$—	$158,036
Accounts receivable, net	—	—	176,773	8,824	—	185,597
Intercompany accounts receivable	25,415	—	239,526	—	(264,941)	—
Inventories, net	—	—	334,158	5,633	—	339,791
Other current assets	—	1,006	6,932	434	—	8,372
Deferred tax assets	—	—	145,676	199	—	145,875
Total current assets	25,415	1,006	1,049,121	27,070	(264,941)	837,671
Plant assets, net	—	—	529,728	24	—	529,752
Investment in subsidiaries	1,611,270	2,073,913	11,420	—	(3,696,603)	—
Intercompany note receivable	—	2,001,830	7,270	9,800	(2,018,900)	—
Tradenames	—	—	1,951,392	—	—	1,951,392
Other assets, net	—	45,567	128,261	124	—	173,952
Deferred tax assets	—	288,176	—	—	(288,176)	—
Goodwill	—	—	1,628,095	—	—	1,628,095
Total assets	$1,636,685	$4,410,492	$5,305,287	$37,018	$(6,268,620)	$5,120,862
Current liabilities:
Short-term borrowings	$—	$—	$2,419	$—	$—	$2,419
Current portion of long-term obligations	—	21,550	3,032	—	—	24,582
Accounts payable	—	—	154,105	1,664	—	155,769
Intercompany accounts payable	—	256,271	—	8,670	(264,941)	—
Accrued trade marketing expense	—	—	35,981	4,115	—	40,096
Accrued liabilities	—	18,843	71,475	310	—	90,628
Dividends payable	25,415	—	—	—	—	25,415
Total current liabilities	25,415	296,664	267,012	14,759	(264,941)	338,909
Long-term debt	—	2,454,461	16,557	—	—	2,471,018
Intercompany note payable	—	—	2,010,967	7,933	(2,018,900)	—
Pension and other postretirement benefits	—	—	47,154	—	—	47,154
Other long-term liabilities	—	1,728	21,077	2,730	—	25,535
Deferred tax liabilities	—	46,369	868,607	176	(288,176)	626,976
Total liabilities	25,415	2,799,222	3,231,374	25,598	(2,572,017)	3,509,592
Commitments and contingencies (Note 12)
Shareholder’s equity:
Pinnacle common stock	1,172	—	—	—	—	1,172
Additional paid-in-capital	1,331,032	1,332,204	1,285,084	2,324	(2,619,612)	1,331,032
Retained earnings	291,644	291,644	815,121	9,415	(1,116,180)	291,644
Accumulated other comprehensive loss	(12,578)	(12,578)	(26,292)	(319)	39,189	(12,578)
Total Shareholders' equity	1,611,270	1,611,270	2,073,913	11,420	(3,696,603)	1,611,270
Total liabilities and shareholders' equity	$1,636,685	$4,410,492	$5,305,287	$37,018	$(6,268,620)	$5,120,862

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings For the three months ended March 30, 2014

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$639,817	$20,191	$(15,969)	$644,039
Cost of products sold	—	194	473,945	18,929	(15,690)	477,378
Gross profit	—	(194)	165,872	1,262	(279)	166,661
Operating expenses
Marketing and selling expenses	—	271	42,641	1,216	—	44,128
Administrative expenses	—	1,696	23,105	1,176	—	25,977
Research and development expenses	—	41	2,441	—	—	2,482
Intercompany royalties	—	—	—	9	(9)	—
Intercompany technical service fees	—	—	—	270	(270)	—
Other expense (income), net	—	—	3,983	—	—	3,983
Equity in (earnings) loss of investees	(40,748)	(46,403)	1,089	—	86,062	—
Total operating expenses	(40,748)	(44,395)	73,259	2,671	85,783	76,570
Earnings before interest and taxes	40,748	44,201	92,613	(1,409)	(86,062)	90,091
Intercompany interest (income) expense	—	(16,890)	16,855	35	—	—
Interest expense	—	23,912	447	8	—	24,367
Interest income	—	—	11	15	—	26
Earnings before income taxes	40,748	37,179	75,322	(1,437)	(86,062)	65,750
Provision (benefit) for income taxes	—	(3,569)	28,919	(348)	—	25,002
Net earnings	$40,748	$40,748	$46,403	$(1,089)	$(86,062)	$40,748

Total comprehensive earnings (loss)	$35,667	$35,667	$46,633	$(948)	$(81,352)	$35,667

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Cash Flows For the three months ended March 30, 2014
	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$(4,503)	$98,937	$(495)	$—	$93,939
Cash flows from investing activities
Intercompany accounts receivable/payable	—	9,891	—	—	(9,891)	—
Capital expenditures	—	—	(22,406)	—	—	(22,406)
Net cash (used in) provided by investing activities	—	9,891	(22,406)	—	(9,891)	(22,406)
Cash flows from financing activities
Proceeds from issuance of common stock	73	—	—	—	—	73
Dividends paid	—	—	(24,310)	—	—	(24,310)
Repayments of long-term obligations	—	(5,388)	—	—	—	(5,388)
Proceeds from short-term borrowing	—	—	960	—	—	960
Repayments of short-term borrowing	—	—	(978)	—	—	(978)
Intercompany accounts receivable/payable	(73)	—	(9,818)		9,891	—
Repayment of capital lease obligations	—	—	(674)	—	—	(674)
Net cash (used in) provided by financing activities	—	(5,388)	(34,820)	—	9,891	(30,317)
Effect of exchange rate changes on cash	—	—	—	81	—	81
Net change in cash and cash equivalents	—	—	41,711	(414)	—	41,297
Cash and cash equivalents - beginning of period	—	—	104,345	12,394	—	116,739
Cash and cash equivalents - end of period	$—	$—	$146,056	$11,980	$—	$158,036

Supplemental disclosures of cash flow information:
Interest paid	$—	$18,162	$432	$—	$—	$18,594
Interest received	—	15	11	—	—	26
Income taxes paid	—	—	599	358	—	957
Non-cash investing and financing activities:
New capital leases	—	—	282	—	—	282
Dividends payable	25,415	—	—	—	—	25,415

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Cash Flows For the three months ended March 31, 2013

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$(17,523)	$85,357	$(90)	$—	$67,744
Cash flows from investing activities
Intercompany accounts receivable/payable	—	28,291	—	—	(28,291)	—
Capital expenditures	—	—	(18,242)	—	—	(18,242)
Sale of plant assets	—	—	1,775	—	—	1,775
Net cash (used in) provided by investing activities	—	28,291	(16,467)	—	(28,291)	(16,467)
Cash flows from financing activities
Repayments of long-term obligations	—	(10,581)	—	—	—	(10,581)
Proceeds from short-term borrowing	—	—	1,107	—	—	1,107
Repayments of short-term borrowing	—	—	(1,415)	—	—	(1,415)
Intercompany accounts receivable/payable		—	(28,291)		28,291	—
Repayment of capital lease obligations	—	—	(550)	—	—	(550)
Parent reduction in investment in subsidiary	187	(187)	—	—	—	—
Repurchases of equity	(187)	—	—	—	—	(187)
Net cash (used in) provided by financing activities	—	(10,768)	(29,149)	—	28,291	(11,626)
Effect of exchange rate changes on cash	—	—	—	162	—	162
Net change in cash and cash equivalents	—	—	39,741	72	—	39,813
Cash and cash equivalents - beginning of period	—	—	83,123	9,158	—	92,281
Cash and cash equivalents - end of period	$—	$—	$122,864	$9,230	$—	$132,094

Supplemental disclosures of cash flow information:
Interest paid	$—	$35,776	$549	$—	$—	$36,325
Interest received	—	1	2	—	—	3
Income taxes (refunded) paid	—	—	195	109	—	304
Non-cash investing and financing activities:
New capital leases	—	—	4,668	—	—	4,668

17. Subsequent Events

Duncan Hines co-manufacturing business acquisition

On March 31, 2014, the Company acquired the Duncan Hines manufacturing business located in Centralia, Illinois, from Gilster Mary Lee Corporation (“Gilster”), the Company's primary co-packer. The cost of the acquisition was $16.5 million plus an additional $10.2 million for the cost of the inventory purchased. The Company paid $11.8 million in cash, with the balance due under a $14.9 million four-year note, bearing interest at 3.0% annually, payable monthly to Gilster through March 31, 2018.

Hillshire transaction

On May 12, 2014 the Company entered into a definite agreement for the sale of the Company to Hillshire Brands ("Hillshire") for approximately $6.7 billion, including the assumption of debt. Under the terms of the agreement, Hillshire will acquire all outstanding

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

shares of the Company. The Company's stockholders will receive $18.00 in cash for each share held, along with Hillshire common stock at a fixed exchange ratio of 0.50 Hillshire shares for each Pinnacle share. Upon the closing of the transaction, the Company's shareholders will own approximately 33% of the combined company. Until the time of the closing, the Company will continue to maintain its current quarterly dividend payments.

The combined company will have annual net revenues of approximately $6.6 billion and be led by current Hillshire President and CEO Sean Connolly.

The transaction, which is subject to customary regulatory and shareholder approvals, is expected to close by September 2014. Certain affiliates of Blackstone, which collectively hold approximately 51% of the Company’s outstanding common stock, have entered into a voting agreement and, subject to its terms and conditions, agreed to vote their shares in favor of the transaction. Upon close of the transaction, Hillshire will appoint a representative from Blackstone to its board.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in millions, except where noted)

You should read the following discussion of our results of operations and financial condition together with the audited consolidated financial statements appearing in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2014 and the unaudited Consolidated Financial Statements and the notes thereto included in this quarterly report. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Form 10-K, and the section entitled “Special Note Regarding Forward-Looking Statements” in this report. Actual results may differ materially from those contained in any forward-looking statements.

Overview

We are a leading manufacturer, marketer and distributor of high quality, branded food products in North America. We manage the business in three operating segments: Birds Eye Frozen, Duncan Hines Grocery and Specialty Foods. Our Birds Eye Frozen Division manages our Leadership Brands in the United States retail frozen vegetables (Birds Eye), frozen complete bagged meals (Birds Eye Voila!), and frozen prepared seafood (Van de Kamp’s and Mrs. Paul’s) categories, as well as our Foundation Brands in the full-calorie single-serve frozen dinners and entrées (Hungry-Man), frozen pancakes / waffles / French Toast (Aunt Jemima), frozen and refrigerated bagels (Lender’s) and frozen pizza for one (Celeste) categories. Our Duncan Hines Grocery Division manages our Leadership Brands in the baking mixes and frostings (Duncan Hines), liquid and dry-mix salad dressings (Wish-Bone and Western), shelf-stable pickles (Vlasic), and table syrups (Mrs. Butterworth’s and Log Cabin) categories, and our Foundation Brands in the canned meat (Armour, Nalley and Brooks), pie and pastry fillings (Duncan Hines Comstock and Wilderness), barbecue sauces (Open Pit) and salad dressing (Bernstein’s) categories as well as all Canadian operations. We refer to the sum of our Birds Eye Frozen Division and our Duncan Hines Grocery Division as our North America Retail businesses. Our Specialty Foods Division consists of snack products (Tim’s Cascade and Snyder of Berlin) and our Foodservice and Private Label businesses.
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
Revenue Factors

Our net sales are driven principally by the following factors:

•	Gross sales, which change as a function of changes in volume and list price; and

•	the costs that we deduct from gross sales to arrive at net sales, which consist of:

◦	Cash discounts, returns and other allowances.

◦	Trade marketing expenses, which include the cost of temporary price reductions (“on sale” prices), promotional displays and advertising space in store circulars.

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

◦
Packaging costs. Our broad array of products entails significant costs for packaging and is subject to fluctuations in the price of aluminum, glass jars, plastic trays and bottles, corrugated fiberboard, and plastic packaging materials.

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

Costs recorded in marketing and selling expenses in the consolidated statement of operations include:

◦
Advertising and other marketing expenses. These expenses consist of personnel and facility charges and also include third party professional and other services. Our lean, nimble structure and efficient internal processes have enabled us to hold our overhead costs (i.e., selling, general and administrative expenses, excluding marketing investment and one-time items) to less than 9.0% of net sales.

◦	Research and Development. These expenses consist of personnel and facility charges and include expenditures on new products and the improvement and maintenance of existing products and processes.

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

Other Factors
Other factors that have influenced our results of operations and may do so in the future include:

•
Interest Expense. Our 2013 IPO and debt refinancings (the “April 2013 Refinancing”) have improved our debt profile and significantly reduced our leverage and our expected future interest expense. See Note 1 and Note 9 to the consolidated financial statements included elsewhere in this 10-Q for further details. However, as a result of the Blackstone Transaction, the Birds Eye Acquisition and the Wish-Bone acquisition, we still have significant indebtedness. Although we expect to continue to reduce our leverage over time, we expect interest expense to continue to be a significant, although much less than before, component of our expenses. See “Liquidity and Capital Resources” below.

•
Cash Taxes. We have significant tax-deductible intangible asset amortization and federal and state Net Operating Loss Carryforwards, ("NOLCs"), which resulted in minimal federal and state cash taxes in recent years. We expect continued amortization and utilization of our NOLCs will reduce the majority of our federal and state income tax through 2015 and generate modest annual cash tax savings beyond 2015.

•
Acquisitions and Consolidations. We believe we have the expertise to identify and integrate value-enhancing acquisitions to further grow our business. We have successfully integrated acquisitions in the past. We have, however, incurred significant costs in connection with integrating these businesses and streamlining our operations. On October 1, 2013 we acquired Wish-Bone from Unilever PLC for cash consideration of $575.2 million and expect to incur approximately $50.0 million in capital expenditures and approximately $8.0 million of additional expenditures to integrate the business and drive significant synergies and cost efficiencies. As of December 30, 2013, exclusive of the ongoing co-manufacturing agreement, the Wish-Bone business was fully integrated into Pinnacle.

Seasonality
Our sales and cash flows are affected by seasonal cyclicality. Sales of frozen foods, including frozen vegetables and frozen complete bagged meals, tend to be marginally higher during the winter months. Seafood sales peak during Lent, in advance of the Easter holiday. Sales of pickles, relishes, barbecue sauces, potato chips and salad dressings tend to be higher in the spring and summer months, and demand for Duncan Hines products, Birds Eye vegetables and our pie and pastry fruit fillings tend to be higher around the Easter, Thanksgiving, and Christmas holidays. Since many of the raw materials we process under the Birds Eye, Vlasic and Duncan Hines Comstock and Wilderness brands are agricultural crops, production of these products is predominantly seasonal, occurring during and immediately following the purchase of such crops. We also increase our Duncan Hines inventories in advance of the peak fall selling season. As a result, our inventory levels tend to be higher during August, September, and October, and thus we require more working capital during these months. Typically, we are a seasonal net user of cash in the third quarter of the calendar year.

Results of Operations:
Consolidated Statements of Operations
The following tables set forth our statement of operations data expressed in dollars and as a percentage of net sales.

	Three months ended
	March 30, 2014		March 31, 2013
Net sales	$644.0	100.0%	$613.0	100.0%
Cost of products sold	477.4	74.1%	458.1	74.7%
Gross profit	166.6	25.9%	154.9	25.3%
Operating expenses:
Marketing and selling expenses	$44.1	6.9%	$45.6	7.4%
Administrative expenses	26.0	4.0%	22.6	3.7%
Research and development expenses	2.5	0.4%	2.3	0.4%
Other expense (income), net	4.0	0.6%	3.7	0.6%
Total operating expenses	$76.6	11.9%	$74.2	12.1%
Earnings before interest and taxes	$90.1	14.0%	$80.7	13.2%

	Three months ended
	March 30, 2014	March 31, 2013
Net sales
Birds Eye Frozen	$294.3	$292.5
Duncan Hines Grocery	264.9	227.2
North America Retail	559.2	519.7

Specialty Foods	84.9	93.3
Total	$644.0	$613.0

Earnings before interest and taxes
Birds Eye Frozen	$46.7	$48.9
Duncan Hines Grocery	42.7	29.4
Specialty Foods	7.1	8.2
Unallocated corporate expenses	(6.4)	(5.9)
Total	$90.1	$80.7

Depreciation and amortization
Birds Eye Frozen	$9.9	$9.3
Duncan Hines Grocery	6.5	5.8
Specialty Foods	4.0	4.2
Total	$20.4	$19.3

Adjustments to Earnings (loss) before Interest and Taxes and Depreciation and Amortization used in the calculation of Adjusted EBITDA as described below in the "Covenant Compliance" section, by Segment, are as follows:

	Three months ended
	March 30, 2014	March 31, 2013
Adjustments to Earnings (loss) before interest and taxes (1)
Birds Eye Frozen	$0.4	$0.8
Duncan Hines Grocery	2.2	2.4
Specialty Foods	0.1	—
Unallocated corporate expenses	—	1.1

(1) The amounts in the three months ended March 31, 2013 have been conformed to the current year presentation as equity based compensation is no longer treated as an adjustment to Earnings (loss) before interest and taxes.

Three months ended March 30, 2014 compared to the three months ended March 31, 2013
Net sales
Net sales for the three months ended March 30, 2014 increased $31.1 million or 5.1% versus year-ago to $644.0 million, reflecting a 7.4% increase from the benefit of the Wish-Bone acquisition. This was partially offset by a 1.2% decrease from volume/mix which included an approximately 2% unfavorable impact resulting from the Easter holiday occurring three weeks later in 2014 as compared to 2013 and a decline in Specialty Foods. Also impacting the comparison was lower net pricing of 0.8% and a 0.3% decrease from foreign exchange.
Net sales in our North America Retail businesses for the first quarter increased 7.6% versus year-ago to $559.2 million, including an 8.7% increase from the Wish-Bone acquisition and a 0.1% increase from volume/mix including the unfavorable impact of the Easter shift. Also impacting the comparison was lower net pricing of 0.8% and a 0.4% decrease from foreign exchange.
Birds Eye Frozen Division:
Net sales in the three months ended March 30, 2014 increased 0.6% versus year-ago to $294.3 million, reflecting a 0.7% increase from volume/mix and lower net pricing of 0.1%. During the period we realized strong sales of Birds Eye Voila! complete bagged meals, Mrs. Paul's and Van de Kamp's seafood and our Hungry-Man entrées. These increases were partially offset by lower sales of Birds Eye vegetables primarily resulting from the later Easter holiday compared to 2013 and new product introductory costs behind Birds Eye Steamfresh and Hunger-Man Selects varieties.
Duncan Hines Grocery Division:
Net sales in the three months ended March 30, 2014 increased 16.6% versus year-ago to $264.9 million, reflecting a 19.8% increase from the Wish-Bone acquisition. This was partially offset by a 0.5% decrease from volume/mix, lower net pricing of 1.8% and a 0.9% decrease from foreign exchange. In addition to Wish-Bone, positive contributors to the quarter also included Armour canned meats and Nalley chili. Partially offsetting these increases were lower sales from Duncan Hines and Vlasic pickles, primarily resulting from the later Easter holiday compared to 2013. During the quarter we introduced new blue and pink velvet line extensions of our Duncan Hines Signature cakes.
Specialty Foods Division:
Net sales in the three months ended March 30, 2014 were $84.9 million, a decline of 9.1%, reflecting an 8.7% decrease from volume/mix and lower net pricing of 1.0%, partially offset by a 0.6% benefit from the Wish-Bone foodservice business. This decline was primarily driven by lower volume of private label canned meat partially offset by increased sales from our snacks business.

Gross profit
Gross profit for the three months ended March 30, 2014 was $166.6 million, or 25.9% of net sales, compared to $154.9 million, or 25.3% of net sales, in the comparable prior year period. The increase in gross profit as a percentage of net sales was largely driven by improved productivity and favorable product mix.
The following table outlines the factors resulting in the increase in gross profit in the three months ended March 30, 2014 of $11.7 million and the 0.6 percentage-point increase in gross margin percentage.

	$ (in millions)	% net sales
Productivity	$13.0	2.0%
Favorable product mix	9.5	1.3
Inflation (principally higher commodity costs)	(16.0)	(2.5)
Lower net price realization, net of slotting	(5.2)	(0.6)
Other	2.4	0.4
Subtotal	$3.7	0.6%
Higher sales volume, including Wish-Bone	8.0
Total	$11.7

Marketing and selling expenses
Marketing and selling expenses decreased 3.3% to $44.1 million, or 6.9% of net sales, for the three months ended March 30, 2014, compared to $45.6 million, or 7.4% of net sales for the prior year period primarily reflecting timing of advertising spending within the year.
Administrative expenses
Administrative expenses were $26.0 million, or 4.0% of net sales, for the three months ended March 30, 2014, compared to $22.6 million, or 3.7% of net sales, for the comparable prior year period. The largest drivers of the increase were $1.5 million of equity based compensation and $0.7 million of depreciation expense.

Research and development expenses:
Research and development expenses of $2.5 million, or 0.4% of net sales, for the three months ended March 30, 2014 compared to $2.3 million, or 0.4% of net sales, for the prior year period.

Other income and expense:

	Three months ended
	March 30, 2014	March 31, 2013
Other expense (income), net consists of:
Amortization of intangibles/other assets	$4.2	$3.9
Royalty income and other	(0.2)	(0.2)
Total other expense (income), net	$4.0	$3.7

Earnings before interest and taxes

Earnings before interest and taxes for the three months ended March 30, 2014 increased $9.4 million, or 11.7%, versus year-ago to $90.1 million, principally from improved gross profit driven by productivity, favorable product mix and higher volumes, including the benefit of the Wish-Bone acquisition, partially offset by inflation and higher administrative expenses largely related to equity based compensation and depreciation.

Birds Eye Frozen Division:
Earnings before interest and taxes for the three months ended March 30, 2014 were $46.7 million, a decline of $2.2 million, or 4.5%, versus year-ago, largely due to lower gross profit driven by higher commodity and logistics costs and the unfavorable impact of the later Easter holiday, partially offset by lower marketing investment in the quarter.

Duncan Hines Grocery Division:
Earnings before interest and taxes increased 45.0%, or $13.2 million, versus year-ago to $42.7 million for the three months ended March 30, 2014, primarily reflecting the benefit of the Wish-Bone acquisition, reduced commodity prices and lower marketing investment in the quarter, partially offset by the unfavorable impact of the later Easter holiday.
Specialty Foods Division:
Earnings before interest and taxes for the three months ended March 30, 2014 were $7.1 million, a decline of $1.1 million, or 13.6%, versus year-ago, primarily reflecting lower sales of private label canned meat.

Interest expense, net

Net interest expense declined 40.1%, or $16.3 million, to $24.3 million in the three months ended March 30, 2014 from $40.7 million in the three months ended March 31, 2013 largely resulting from lower outstanding debt balances driven by IPO related debt reduction as well as lower interest rates on our Notes due to the benefit of our April 2013 refinancing.

We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements, excluding the Accumulated other comprehensive (loss) earnings (“AOCL”) portion, are recorded as an adjustment to interest expense. Included in net interest expense was $0.8 million for the first quarter of 2013, and none in 2014, recorded from losses on interest rate swap agreements.
Provision for income taxes

The effective tax rate was 38.0% in both the three month periods ended March 30, 2014 and March 31, 2013. For each of the three months ended each of March 30, 2014 and March 31, 2013, the tax rate reflects a benefit of approximately 0.9%  related to tax legislation enacted in each of the respective periods. For the three months ended March 30, 2014 and March 30, 2013, we maintained a valuation allowance against certain state net operating loss carryovers, state tax credit carryovers, and foreign loss carryovers from Birds Eye's former Canadian operations. There was no change in the valuation allowance for either of the respective three-month reporting periods.
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
Our principal liquidity requirements have been, and we expect will be, for working capital and general corporate purposes, including capital expenditures and debt service. In addition, subsequent to the IPO, the Company initiated a quarterly dividend program. Currently, the quarterly payment is $0.21 per share, or approximately $24 million per quarter. Capital expenditures are expected to be approximately $120 to $130 million in 2014, which include approximately $50 million related to our acquisition integration projects. We have historically satisfied our liquidity requirements with internally generated cash flows and availability under our revolving credit facility. We expect that our ability to generate cash from our operations and ability to borrow from our credit facilities should be sufficient to support working capital needs, planned growth, capital expenditures, debt service and dividends for the next 12 months and for the foreseeable future. We keep an insignificant amount of cash in foreign accounts, primarily related to the operations of our Canadian business. Tax liabilities related to bringing these funds back into the United States would not be significant and have been accrued.
Statements of cash flows for the three months ended March 30, 2014 compared to the three months ended March 31, 2013
For the three months ended March 30, 2014, the net of all activities resulted in an increase in cash of $41.3 million compared to an increase in cash of $39.8 million for the three months ended March 31, 2013.

Net cash provided by operating activities was $93.9 million for the three months ended March 30, 2014 and was the result of net earnings, excluding non-cash charges and credits, of $87.4 million and a decrease in working capital of $6.5 million. The decrease in working capital was primarily the result of a $22.0 million decrease in inventories resulting from the sell-down of the seasonal inventory build from December 2013, a $12.0 million increase in accounts payable related to both Wish-Bone and the timing of our inventory purchases and a $3.2 million increase in accrued trade marketing expense driven by the seasonality of our marketing programs. These were partially offset by a $21.2 million increase in accounts receivable driven by the timing of sales and a $9.1 million decrease in accrued liabilities primarily attributable to a lower bonus accrual resulting from the 2013 bonus being paid in March, 2014. The aging profile of accounts receivable has not changed significantly from December 2013. All other working capital accounts generated a net $0.3 million cash outflow.

Net cash provided by operating activities was $67.7 million for the three months ended March 31, 2013 and was the result of net earnings, excluding non-cash charges and credits of $58.6 million and a decrease in working capital of $9.1 million. The decrease in working capital was primarily the result of a $32.0 million decrease in inventories resulting from the sell-down of the seasonal inventory build from December 2012 and a $11.1 million seasonal increase in accrued liabilities. These were offset by a $24.7 million increase in accounts receivable driven by the timing of sales and a $10.3 million decrease in accounts payable driven by our inventory purchases. The aging profile of accounts receivable did not change significantly from December 2012. All other working capital accounts generated a net $1.1 million cash inflow.

Net cash used in investing activities was $22.4 million for the three months ended March 30, 2014 and was related to capital expenditures. Capital expenditures during the first three months of 2014 included approximately $10.4 million of costs related to our acquisition integration projects.

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

Net cash used by financing activities for the three months ended March 30, 2014 was $30.3 million and consisted of $24.3 million of dividends paid and $5.4 million of term loan repayments. All other financing activities generated a net $0.6 million outflow.
Net cash used by financing activities for the three months ended March 31, 2013 was $11.6 million and consisted principally of $10.6 million of term loan repayments. All other financing activities resulted in a net $1.0 million outflow.

Debt
As of March 30, 2014 and December 29, 2013, our long term debt consisted of the following:

	March 30, 2014	December 29, 2013
Long-term debt
- Senior Secured Credit Facility - Tranche G Term Loan due 2020	1,617.8	1,621.9
- Senior Secured Credit Facility - Tranche H Term Loan due 2020	523.7	525.0
- 4.875% Senior Notes due 2021	350.0	350.0
- Unamortized discount on long term debt	(15.5)	(16.1)
- Capital lease obligations	19.6	20.0
	2,495.6	2,500.8
Less: current portion of long-term obligations	24.6	24.6
Total long-term debt	$2,471.0	$2,476.2

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

We meet the service requirements on our debt utilizing cash flow generated from operations. In addition to the above facilities, we have a $150.0 million revolving credit facility, which can be used to fund our working capital needs and can also be used to issue up to $50.0 million of letters of credit. There were no borrowings against the revolving credit facility as of March 30, 2014 and December 29, 2013, except in respect of letters of credit as set forth below. As of March 30, 2014 and December 29, 2013, we had issued approximately $31.6 million and $32.9 million, respectively, of letters of credit under this facility, leaving approximately $118.4 million and $117.1 million, respectively, of unused capacity under the revolving credit facility.

The term loans under the Senior Secured Credit Facility amortize in quarterly installments of 0.25%. The scheduled principal payments of the Tranche G Term Loans outstanding as of March 30, 2014 are $12.2 million in the remainder of 2014, $16.3 million in 2015, $16.3 million in 2016, $20.4 million in 2017, $12.2 million in 2018 and $1,540.4 million thereafter. The scheduled principal payments of the Tranche H Term Loans outstanding as of March 30, 2014 are $3.9 million in the remainder of 2014, $5.3 million in 2015, $5.3 million in 2016, $6.6 million in 2017, $3.9 million in 2018 and $498.7 million thereafter.

Under the terms of our Senior Secured Credit Facility, we are required to use 50% of our “Excess Cash Flow” to prepay the term loans under the Senior Secured Credit Facility (which percentage will be reduced to 25% at a total leverage ratio of between 4.50 and 5.49 and 0% at a total leverage ratio below 4.50). Excess Cash Flow is defined as consolidated net income (as defined), as adjusted for certain items, including (1) all non-cash charges and credits included in arriving at consolidated net income, (2) changes in working capital, (3) capital expenditures (to the extent they were not financed with debt), (4) the aggregate amount of principal payments on indebtedness and (5) certain other items defined in the Senior Secured Credit Facility. For the 2013 reporting year, we determined that there were no amounts due under the Excess Cash Flow requirements of the Senior Secured Credit Facility.

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

Covenant Compliance EBITDA

The Company's metric of Adjusted EBITDA, which is used in creating targets for the bonus portion of our compensation plan, is substantially equivalent to Covenant Compliance EBITDA under our debt agreements.

Pursuant to the terms of the Senior Secured Credit Facility, Pinnacle Foods Finance is required to maintain a ratio of Net First Lien Secured Debt to Covenant Compliance EBITDA of no greater than 5.75 to 1.00. Net First Lien Secured Debt is defined as Pinnacle Foods Finance's aggregate consolidated secured indebtedness secured on a first lien basis, less the aggregate amount of all unrestricted cash and cash equivalents.
In addition, under the Senior Secured Credit Facility and the indenture governing the 4.875% Senior Notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Senior Secured Leverage Ratio (which is currently the same as the ratio of Net First Lien Secured Debt to Covenant Compliance EBITDA described above), in the case of the Senior Secured Credit Facility, or to the ratio of Covenant Compliance EBITDA to fixed charges for the most recently concluded four consecutive fiscal quarters, in the case of the Senior Notes. We believe that these covenants are material terms of these agreements and that information about the covenants is material to an investor's understanding our financial performance. As of March 30, 2014, we were in compliance with all covenants and other obligations under the Senior Secured Credit Facility and the indenture governing the 4.875% Senior Notes.
Covenant Compliance EBITDA is defined as earnings (loss) before interest expense, taxes, depreciation and amortization (“EBITDA”), further adjusted to exclude non-cash items, extraordinary, unusual or non-recurring items and other adjustment items permitted in calculating Covenant Compliance EBITDA under the Senior Secured Credit Facility and the indenture governing the Senior Notes. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Covenant Compliance EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financial covenants.
EBITDA and Covenant Compliance EBITDA do not represent net earnings or loss or cash flow from operations as those terms are defined by U.S. Generally Accepted Accounting Principles (“GAAP”) and do not necessarily indicate whether cash flows will be sufficient to fund cash needs. In particular, the definitions of Covenant Compliance EBITDA in the Senior Secured Credit Facility and the indenture allow us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net earnings or loss. However, these are expenses that vary greatly and are difficult to predict. While EBITDA and Covenant Compliance EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, they are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.
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
The following table provides a reconciliation from our net earnings to EBITDA and Covenant Compliance EBITDA for the three months ended March 30, 2014 and March 31, 2013, and the fiscal year ended December 29, 2013. The terms and related calculations are defined in the Senior Secured Credit Facility and the indenture governing the 4.875% Senior Notes.

(thousands of dollars)	Three months ended		Fiscal Year Ended
	March 30, 2014	March 31, 2013	December 29, 2013
Net earnings	$40,748	$24,796	$89,349
Interest expense, net	24,341	40,653	132,213
Income tax expense	25,002	15,222	71,475
Depreciation and amortization expense	20,380	19,270	78,225
EBITDA	$110,471	$99,941	$371,262
Non-cash items (a)	422	(404)	5,620
Acquisition, merger and other restructuring charges (b)	2,203	4,018	22,137
Other adjustment items (c)	—	723	53,361
Adjusted EBITDA	113,096	104,278	$452,380
Wish-Bone Acquisition adjustments (1)	3,000	18,071	54,716
Non-cash equity-based compensation charges (2)	2,112	175	7,933
Covenant Compliance EBITDA	$118,208	122,524	515,029
Last twelve months Covenant Compliance EBITDA	$510,713

(1)
For the three months ended March 30, 2104, represents the net cost savings projected to be realized from acquisition synergies, calculated consistent with the definition of Covenant Compliance EBITDA. For fiscal 2013, represents proforma additional EBITDA from Wish-Bone for the period of fiscal 2013 prior to the Wish-Bone acquisition and the net cost savings projected to be realized from acquisition synergies, calculated consistent with the definition of Covenant Compliance EBITDA.

(2)	Represents non-cash compensation charges related to the granting of equity awards.

(a)	Non-cash items are comprised of the following:

(thousands of dollars)	Three months ended		Fiscal Year Ended
	March 30, 2014	March 31, 2013	December 29, 2013
Unrealized losses (gains) resulting from hedging activities (1)	422	(404)	(693)
Effects of adjustments related to the application of purchase accounting (2)	—	—	6,313
Total non-cash items	$422	$(404)	$5,620
 _________________

(1)	Represents non-cash gains and losses resulting from mark-to-market adjustments of obligations under derivative contracts.

(2)	For fiscal fiscal year ended December 29, 2013, represents expense related to the write-up to fair market value of inventories acquired as a result of the Wish-Bone Acquisition.

(b)	Acquisition, merger and other restructuring charges are comprised of the following:

(thousands of dollars)	Three months ended		Fiscal Year Ended
	March 30, 2014	March 31, 2013	December 29, 2013
Expenses in connection with an acquisition or other non-recurring merger costs (1)	$—	$339	$9,485
Restructuring charges, integration costs and other business optimization expenses (2)	1,778	3,481	7,979
Employee severance (3)	425	198	4,673
Total acquisition, merger and other restructuring charges	$2,203	$4,018	$22,137
_________________

(1)
For the three months ended March 31, 2013, primarily represents IPO related expenses and due diligence investigations. For the fiscal year ended December 29, 2013, primarily represents costs related to the Wish-Bone acquisition, IPO related expenses and due diligence investigations.

(2)
For the three months March 30, 2014, represents restructuring related charges related to the closure of our Millsboro, DE facility, and integration costs of the Wish-Bone acquisition and the Duncan Hines manufacturing business located in Centralia, Illinois. For the three months ended March 31, 2013, primarily represents restructuring and restructuring related charges related to the closure of our Millsboro, DE facility and consulting and business optimization expenses related to the expansion of headquarter direct sales coverage for retail. For the fiscal year ended December 29, 2013, primarily represents restructuring and restructuring related charges related to the closure of our Millsboro, DE facility, consulting and business optimization expenses related to the expansion of headquarter direct sales coverage for retail and a gain from the sale of our Tacoma, WA location in July 2013.

(3)	Represents severance costs paid, or to be paid, to terminated employees.

(c)	Other adjustment items are comprised of the following:

(thousands of dollars)	Three months ended		Fiscal Year Ended
	March 30, 2014	March 31, 2013	December 29, 2013
Management, monitoring, consulting and advisory fees (1)	$—	$723	$19,181
Other (2)	—	—	34,180
Total other adjustments	$—	$723	$53,361
_________________

(1)	Represents management/advisory fees and expenses paid to an affiliate of Blackstone, including $15.1 million relating to the termination of the advisory agreement in connection with its terms.

(2)	For the fiscal year ended December 29, 2013, primarily represents $34.2 million of the premiums paid on the redemption of $400.0 million of 8.25% Senior Notes due 2017.

Our covenant requirements and actual ratios for the twelve months ended March 30, 2014 are as follows:

	Covenant Requirement	Actual Ratio
Senior Secured Credit Facility
Net First Lien Leverage Ratio (1)	5.75 to 1.00	3.92
Total Leverage Ratio (2)	Not applicable	4.61
Senior Notes (3)
Minimum Covenant Compliance EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions (4)	2.00 to 1.00	4.95
 _________________

(1)
Pursuant to the terms of the Senior Secured Credit Facility, Pinnacle Foods Finance is required to maintain a ratio of Net First Lien Secured Debt to Covenant Compliance EBITDA of no greater than 5.75 to 1.00. Net First Lien Secured Debt is defined as Pinnacle Foods Finance's aggregate consolidated secured indebtedness secured on a first lien priority basis, less the aggregate amount of all unrestricted cash and cash equivalents.

(2)
The Total Leverage Ratio is not a financial covenant but is used to determine the applicable margin rate under the Senior Secured Credit Facility. The Total Leverage Ratio is calculated by dividing consolidated total debt less the aggregate amount of all unrestricted cash and cash equivalents by Covenant Compliance EBITDA.

(3)
Our ability to incur additional debt and make certain restricted payments under the indenture governing the 4.875% Senior Notes, subject to specified exceptions, is tied to a Covenant Compliance EBITDA to fixed charges ratio of at least 2.00 to 1.00.

(4)
Fixed charges is defined in the indenture governing the 4.875% Senior Notes as (i) consolidated interest expense (excluding specified items) plus consolidated capitalized interest less consolidated interest income, plus (ii) cash dividends and distributions paid on preferred stock or disqualified stock.

Inflation
Historically, inflation did not have a significant effect on us as we had been successful in mitigating the effects of inflation with cost reduction and productivity programs. However inflation became more pronounced in 2011 and 2012, particularly in ingredient costs such as vegetables, flours, shortening/oils, beef, dairy, cocoa, corn sweeteners and energy. In the first half of 2013 the impact of inflation was lower than a year ago but was higher in the second half of 2013, the impact of which will flow through in the first half of 2014. To the extent possible, we offset inflation with productivity programs. However, we spend approximately $1.1 billion annually on ingredients, therefore each 1% change in our weighted average ingredient costs would increase our Cost of products sold by approximately $11.0 million. If we experience significant inflation, price increases may be necessary in order to preserve our margins and returns. Severe increases in inflation could have an adverse impact on our business, financial condition and results of operations.
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
The following table provides a reconciliation from our gross profit to Adjusted Gross Profit for the three months ended March 30, 2014 and March 31, 2013, and the fiscal year ended December 29, 2013.

(thousands of dollars)	Three months ended		Fiscal Year Ended
	March 30, 2014	March 31, 2013	December 29, 2013
Gross profit	$166,661	$154,841	$654,249
Non-cash items (a)	422	(404)	5,620
Acquisition, merger and other restructuring charges (b)	1,555	1,789	4,504
Adjusted Gross Profit	$168,638	$156,226	$664,373

(a)	Non-cash items are comprised of the following:

(thousands of dollars)	Three months ended		Fiscal Year Ended
	March 30, 2014	March 31, 2013	December 29, 2013
Unrealized losses (gains) resulting from hedging activities (1)	422	(404)	(693)
Effects of adjustments related to the application of purchase accounting (2)	—	—	6,313
Non-cash items	$422	$(404)	$5,620

 _________________

(1)	Represents non-cash gains and losses resulting from mark-to-market obligations under derivative contracts.

(2)	For fiscal 2013, represents expense related to the write-up to fair market value of inventories acquired as a result of the Wish-Bone Acquisition.

(b)	Acquisition, merger and other restructuring charges are comprised of the following:

(thousands of dollars)	Three months ended		Fiscal Year Ended
	March 30, 2014	March 31, 2013	December 29, 2013
Restructuring charges, integration costs and other business optimization expenses (1)	$1,555	$1,789	$4,305
Employee severance and recruiting (2)	—	—	199
Total acquisition, merger and other restructuring charges	$1,555	$1,789	$4,504

 _________________

(1)
For the fiscal year ended December 29, 2013, primarily represents restructuring and restructuring related charges, consulting and business optimization expenses in connection with the closures at our Millsboro, DE (March 2012) and Fulton NY (March, 2012) facilities and a gain from the sale of our Tacoma, WA location in July 2013. For the three months ended March 30, 2014 primarily represents restructuring related charges related to the closure of our Millsboro, DE facility, and integration costs of the Wish-Bone acquisition and the Duncan Hines manufacturing business located in Centralia, Illinois. For the three months ended March 31, 2013, primarily represents restructuring and restructuring related charges, consulting and business optimization expenses in connection with the closures at our Millsboro, DE (March, 2013) and Fulton, NY (March, 2012) facilities.

(2)	Represents severance costs paid or accrued to terminated employees.

Contractual Commitments

Our contractual commitments consist mainly of payments related to long-term debt and related interest, operating and capital lease payments, certain take-or-pay arrangements entered into as part of the normal course of business and pension obligations. Refer to the “Contractual Commitments” section of the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K filed with the SEC on March 6, 2014 for details on our contractual obligations and commitments.

Off-Balance Sheet Arrangements

As of March 30, 2014, we did not have any off-balance sheet obligations.

Critical Accounting Policies and Estimates

We have disclosed in "Management Discussion and Analysis of Financial Condition and Results of Operations" included in our Form 10-K filed on March 6, 2014, those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no material changes to those policies that we consider to be significant since the filing of our prospectus. We believe that the accounting principles utilized in preparing our unaudited consolidated financial statements conform in all material respects to GAAP.

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
FINANCIAL INSTRUMENTS
Risk Management Strategy
We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates, foreign exchange rates or commodity prices. Please refer to Note 11 of the Consolidated Financial Statements "Financial Instruments" for additional details regarding our derivatives and refer to Note 9 of the Consolidated Financial Statements "Debt and Interest Expense" for additional details regarding our debt instruments. There were no significant changes in our exposures to market risk since December 29, 2013.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 30, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective at a level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1:    LEGAL PROCEEDINGS

No material legal proceedings are currently pending.

ITEM 1A:    RISK FACTORS

Our risk factors are summarized under the“Risk Factors” section of our Form 10-K filed on March 6, 2014. There have been no material changes to our risk factors since the filing of that prospectus.

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
There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth in our Form 10-K filed with the SEC on March 6, 2014 under the section entitled “Risk Factors,” the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this report and the following risks, uncertainties and factors:

•	competition;

•	our ability to predict, identify, interpret and respond to changes in consumer preferences;

•	the loss of any of our major customers;

•	our reliance on single source provider for the manufacturing, co-packing and distribution of many of our products;

•	fluctuations in price and supply of food ingredients, packaging materials and freight;

•	volatility in commodity prices and our failure to mitigate the risks related to commodity price fluctuation and foreign exchange risk through the use of derivative instruments;

•	costs and timeliness of integrating future acquisitions or our failure to realize anticipated cost savings, revenue enhancements or other synergies therefrom;

•	our substantial leverage;

•	litigation or claims regarding our intellectual property rights or termination of our material licenses;

•	our inability to drive revenue growth in our key product categories or to add products that are in faster growing and more profitable categories;

•	potential product liability claims;

•	seasonality;

•	the funding of our defined benefit pension plans;

•	changes in our collective bargaining agreements or shifts in union policy;

•	changes in the cost of compliance with laws and regulations, including environmental, worker health and workplace safety laws and regulations;

•	our failure to comply with FDA, USDA or FTC regulations and the impact of governmental budget cuts;

•	disruptions in our information technology systems;

•	future impairments of our goodwill and intangible assets;

•	difficulty in the hiring or the retention of key management personnel;

•	changes in tax statutes, tax rates, or case laws which impact tax positions we have taken; and

•	Affiliates of Blackstone beneficially own approximately 51% of our common stock.
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

ADDITIONAL INFORMATION AND WHERE TO FIND IT

This Form 10-Q does not constitute an offer to sell or the solicitation of an offer to buy any securities or a solicitation of any vote or approval. The proposed merger transaction involving Pinnacle and Hillshire will be submitted to the respective stockholders of Pinnacle and Hillshire for their consideration. In connection with the proposed merger, Pinnacle and Hillshire will prepare a registration statement on Form S-4 that will include a joint proxy statement/prospectus for the stockholders of Pinnacle and Hillshire to be filed with the SEC, and each will mail the joint proxy statement/prospectus to their respective stockholders and file other documents regarding the proposed transaction with the SEC. Pinnacle urges investors and stockholders to read the joint proxy statement/prospectus when it becomes available, as well as other documents filed with the SEC, because they will contain important information. Investors and security holders will be able to receive the registration statement containing the proxy statement/prospectus and other documents free of charge at the SEC’s web site, http://www.sec.gov.  These documents can also be obtained (when they are available) free of charge from Pinnacle upon written request to the Investor Relations Department, 399 Jefferson Road, Parsippany, New Jersey, 07054, telephone number (973) 434-2924, or from Pinnacle’ website, http://investors.pinnaclefoods.com.

Pinnacle, Hillshire and their respective directors and executive officers and other members of management and employees may be deemed to be participants in the solicitation of proxies from the respective stockholders of Pinnacle and Hillshire in favor of the merger. Information regarding the persons who may, under the rules of the SEC, be deemed participants in the solicitation of the respective stockholders of Pinnacle and Hillshire in connection with the proposed merger will be set forth in the joint proxy statement/prospectus when it is filed with the SEC. You can find more information about Pinnacle’ executive officers and directors in its definitive proxy statement for its 2014 Annual Meeting of Stockholders, which was filed with the SEC on April 30, 2014. You can obtain free copies of these documents from Pinnacle using the contact information above.

Information regarding Pinnacle and Hillshire contained in this Form 10-Q is provided for the fiscal quarter ended March 30, 2014. Except as otherwise expressly noted herein, the information contained herein assumes that the proposed merger involving Pinnacle and Hillshire has not been consummated and does not describe or discuss the potential impact of the proposed merger on Pinnacle or its subsidiaries, business, operations, financial performance, or future prospects. Any such information will be contained only in the joint proxy statement/prospectus that may be filed with the SEC and, if so, may be obtained as described above. Readers are cautioned to read such documents carefully if and when they are filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FOODS INC.

By:	/s/ Craig Steeneck
Name:	Craig Steeneck
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Authorized Officer)
Date:	May 14, 2014

EXHIBIT INDEX

Exhibit Number	Description of exhibit

2.1
Agreement and Plan of Merger, dated as of May 12, 2014, between the Company and Hillshire Brands (previously filed as Exhibit 2.1 to the Current Report on Form 8-K of Pinnacle Foods Inc. filed with the SEC on May 12, 2014 (Commission File Number: 001-35844, and incorporated herein by reference)

3.1
Form of Amended and Restated Certificate of Incorporation of Pinnacle Foods Inc. (previously filed as Exhibit 3.1 to the Current Report on Form 8-K of Pinnacle Foods Inc. filed with the SEC on April 3, 2013 (Commission File Number: 001-35844, and incorporated herein by reference)

3.2
Form of Amended and Restated Bylaws of Pinnacle Foods Inc. (previously filed as Exhibit 3.2 to the Current Report on Form 8-K of Pinnacle Foods Inc. filed with the SEC on April 3, 2013 (Commission File Number: 001-35844, and incorporated herein by reference)

10.1+ *	Form of Restricted Stock Unit Agreement under 2013 Omnibus Incentive Plan.

10.2+ *	Form of Nonqualified Stock Option Agreement under 2013 Omnibus Incentive Plan.

10.3+ *	Form of Performance Share Unit Agreement under 2013 Omnibus Incentive Plan.

10.4
Voting Agreement, dated as of May 12, 2014, between the Blackstone Entities and Hillshire Brands (previously filed as Exhibit 10.1 to the Current Report on Form 8-K of Pinnacle Foods Inc. filed with the SEC on May 12, 2014 (Commission File Number: 001-35844, and incorporated herein by reference)

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