Form 10-Q
period 2014-06-29
Pinnacle Foods Inc.
filed 2014-08-13
CIK 1564822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2014
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

The Registrant had 117,285,307 shares of common stock, $0.01 par value, outstanding at August 10, 2014.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(thousands, except per share amounts)

	Three months ended		Six months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net sales	$617,800	$569,044	$1,261,839	$1,182,025
Cost of products sold	455,583	424,616	932,961	882,756
Gross profit	162,217	144,428	328,878	299,269
Operating expenses
Marketing and selling expenses	47,970	47,508	92,098	93,136
Administrative expenses	24,618	45,327	50,595	67,885
Research and development expenses	2,876	2,789	5,358	5,116
Other expense (income), net	4,843	37,833	8,826	41,490
Total operating expenses	80,307	133,457	156,877	207,627
Earnings before interest and taxes	81,910	10,971	172,001	91,642
Interest expense	24,524	47,627	48,891	88,283
Interest income	32	42	58	45
Earnings (loss) before income taxes	57,418	(36,614)	123,168	3,404
Provision (benefit) for income taxes	21,834	(4,775)	46,836	10,447
Net earnings (loss)	$35,584	$(31,839)	$76,332	$(7,043)

Net earnings (loss) per share
Basic	$0.31	$(0.28)	$0.66	$(0.07)
Weighted average shares outstanding - basic	115,690	114,909	115,641	98,080
Diluted	$0.30	$(0.28)	$0.65	$(0.07)
Weighted average shares outstanding - diluted	116,901	114,909	116,794	98,080
Dividends declared	$0.21	$0.18	$0.42	$0.18
See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (unaudited)
(thousands of dollars)

	Three months ended		Six months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net earnings (loss)	$35,584	$(31,839)	$76,332	$(7,043)
Other comprehensive earnings (loss)
Foreign currency translation	235	(179)	(239)	(181)
Net (loss) gain on financial instrument contracts	(12,481)	29,731	(20,222)	30,335

Reclassifications into earnings:
Financial instrument contracts	(183)	2,603	(555)	3,263
Gain on pension actuarial assumption adjustments	32	263	175	719

Tax benefit (provision) on other comprehensive earnings	4,665	(3,549)	8,028	(4,144)
Total other comprehensive earnings (loss) - net of tax	(7,732)	28,869	(12,813)	29,992
Total comprehensive earnings (loss)	$27,852	$(2,970)	$63,519	$22,949

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
(thousands of dollars, except share and per share amounts)

	June 29, 2014	December 29, 2013
Current assets:
Cash and cash equivalents	$170,834	$116,739
Accounts receivable, net of allowances of $6,234 and $5,849, respectively	173,120	164,664
Inventories	339,218	361,872
Other current assets	9,078	7,892
Deferred tax assets	150,029	141,142
Total current assets	842,279	792,309
Plant assets, net of accumulated depreciation of $326,694 and $297,103, respectively	552,947	523,270
Tradenames	1,951,392	1,951,392
Other assets, net	161,207	186,125
Goodwill	1,637,645	1,628,095
Total assets	$5,145,470	$5,081,191

Current liabilities:
Short-term borrowings	$1,998	$2,437
Current portion of long-term obligations	28,082	24,580
Accounts payable	157,765	142,353
Accrued trade marketing expense	31,930	37,060
Accrued liabilities	92,346	99,755
Dividends payable	25,746	25,119
Total current liabilities	337,867	331,304
Long-term debt (includes $54,376 and $63,796 owed to related parties, respectively)	2,475,975	2,476,167
Pension and other postretirement benefits	44,400	49,847
Other long-term liabilities	26,969	24,560
Deferred tax liabilities	645,666	601,272
Total liabilities	3,530,877	3,483,150
Commitments and contingencies (Note 12)
Shareholders' equity:
Pinnacle preferred stock: $.01 per share, 50,000,000 shares authorized, none issued	—	—
Pinnacle common stock: par value $.01 per share, 500,000,000 shares authorized; issued and outstanding 117,303,176 and 117,231,853, respectively	1,173	1,172
Additional paid-in-capital	1,331,185	1,328,847
Retained earnings	302,545	275,519
Accumulated other comprehensive loss	(20,310)	(7,497)
Total shareholders' equity	1,614,593	1,598,041
Total liabilities and shareholders' equity	$5,145,470	$5,081,191

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands of dollars)

	Six months ended
	June 29, 2014	June 30, 2013
Cash flows from operating activities
Net earnings (loss)	$76,332	$(7,043)
Non-cash charges (credits) to net earnings
Depreciation and amortization	39,958	38,025
Amortization of discount on term loan	1,267	410
Amortization of debt acquisition costs	2,056	2,755
Call premium on note redemptions	—	34,180
Refinancing costs and write off of debt issuance costs	—	19,668
Change in value of financial instruments	497	52
Equity-based compensation charge	4,448	3,325
Pension expense, net of contributions	(5,622)	(3,115)
Gain on sale of assets held for sale	—	(701)
Other long-term liabilities	(10)	(1,218)
Deferred income taxes	45,438	8,953
Changes in working capital
Accounts receivable	(8,367)	(5,378)
Inventories	33,252	69,120
Accrued trade marketing expense	(5,177)	(7,959)
Accounts payable	13,840	(21,144)
Accrued liabilities	(9,477)	(13,163)
Other current assets	(1,881)	(4,650)
Net cash provided by operating activities	186,554	112,117
Cash flows from investing activities
Payments for business acquisition	(11,769)	—
Capital expenditures	(56,210)	(43,823)
Proceeds from sale of plant assets	—	1,775
Net cash used in investing activities	(67,979)	(42,048)
Cash flows from financing activities
Net proceeds from initial public offering	—	623,929
Net proceeds from issuance of common stock	165	217
Repurchases of equity	—	(191)
Excess tax benefits on equity-based compensation	786	—
Taxes paid related to net share settlement of equity awards	(3,061)	—
Dividends paid	(48,635)	—
Proceeds from bank term loans	—	1,625,925
Proceeds from notes offerings	—	350,000
Repayments of long-term obligations	(11,360)	(1,732,071)
Repurchase of notes	—	(899,180)
Proceeds from short-term borrowings	1,773	1,935
Repayments of short-term borrowings	(2,185)	(2,732)
Repayment of capital lease obligations	(1,755)	(1,377)
Debt acquisition costs	(214)	(12,491)
Net cash used in financing activities	(64,486)	(46,036)
Effect of exchange rate changes on cash	6	212
Net change in cash and cash equivalents	54,095	24,245
Cash and cash equivalents - beginning of period	116,739	92,281
Cash and cash equivalents - end of period	$170,834	$116,526

Supplemental disclosures of cash flow information:
Interest paid	$45,375	$77,734
Interest received	58	45
Income taxes paid	3,656	2,144
Non-cash investing and financing activities:
New capital leases	282	6,461
Dividends payable	25,746	21,107
See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
(thousands of dollars, except share and per share amounts)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balance, December 30, 2012	81,210,672	$812	$696,512	$252,955	$(61,553)	$888,726
Share issuance	35,968,042	360	623,564			623,924
Shares repurchased	(8,319)	—	(191)			(191)
Equity-based compensation plans	(25,082)	(1)	3,548			3,547
Dividends ($0.18 per share) (a)				(21,108)		(21,108)
Comprehensive earnings				(7,043)	29,992	22,949
Balance, June 30, 2013	117,145,313	$1,171	$1,323,433	$224,804	$(31,561)	$1,517,847

Balance, December 29, 2013	117,231,853	$1,172	$1,328,847	$275,519	$(7,497)	$1,598,041
Equity-based compensation plans	71,323	1	2,338			2,339
Dividends ($0.21 per share) (b)				(49,306)		(49,306)
Comprehensive earnings				76,332	(12,813)	63,519
Balance, June 29, 2014	117,303,176	$1,173	$1,331,185	$302,545	$(20,310)	$1,614,593

(a) $0.18 per share declared May 2013
(b) $0.21 per share quarterly, declared February 2014 and May 2014

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
The Company is a leading manufacturer, marketer and distributor of high quality, branded convenience food products, the products and operations of which are managed and reported in three operating segments: (i) Birds Eye Frozen, (ii) Duncan Hines Grocery and (iii) Specialty Foods. The Company’s United States retail frozen vegetables (Birds Eye), frozen complete bagged meals (Birds Eye Voila!), frozen seafood (Van de Kamp’s and Mrs. Paul’s), full-calorie single-serve frozen dinners and entrées (Hungry-Man), frozen breakfast (Aunt Jemima), frozen and refrigerated bagels (Lender’s), and frozen pizza for one (Celeste) are reported in the Birds Eye Frozen Division. The Company’s baking mixes and frostings (Duncan Hines), shelf-stable pickles (Vlasic), liquid and dry-mix salad dressings (Wish-Bone and Western), table syrups (Mrs. Butterworth’s and Log Cabin), canned meat (Armour, Nalley and Brooks), pie and pastry fillings (Duncan Hines Comstock and Wilderness), barbecue sauces (Open Pit) and all Canadian operations are reported in the Duncan Hines Grocery Division. The Specialty Foods Division consists of snack products (Tim’s Cascade and Snyder of Berlin) and the Company’s food service and private label businesses.
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

2. Interim Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of June 29, 2014, the results of operations for the three and six months ended June 29, 2014 and June 30, 2013, and the cash flows for the six months

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

ended June 29, 2014 and June 30, 2013. The results of operations are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 29, 2013.

3. Acquisitions

The Company accounts for business combinations by using the acquisition method of accounting. This provides that goodwill and other intangible assets with indefinite lives are not to be amortized, but tested for impairment on an annual basis. Acquisition costs are expensed as incurred. Both of the following acquisitions have been accounted for in accordance with these standards.

Acquisition of the Wish-Bone and Western Salad Dressings Business

On October 1, 2013, the Company acquired substantially all of the assets (the "Wish-Bone acquisition") of the Wish-Bone and Western Salad Dressings Business ("Wish-Bone") from Conopco Inc. and affiliates (“Unilever”), which are subsidiaries of Unilever PLC. The acquired portfolio includes a broad range of liquid and dry-mix salad dressing flavors under the Wish-Bone and Western brand names that are highly complementary to the Company's existing product offerings.

The cost of the Wish-Bone acquisition was $575,164. The following table summarizes the allocation of the total cost of the acquisition to the assets acquired:

Assets acquired:
Inventories	$20,029
Plant assets	5,871
Tradenames	347,400
Distributor relationships and other agreements	14,700
Deferred tax assets	564
Goodwill	186,600
$575,164

Based upon the allocation, the value assigned to intangible assets and goodwill totaled $548.7 million at the valuation date. The goodwill was generated primarily as a result of expected synergies to be achieved in the acquisition. Distributor relationships are being amortized on an accelerated basis over 30 years. This useful life was based on an attrition rate based on industry experience, which management believes is appropriate in the Company's circumstances. The Company has also assigned $347.4 million to the value of the tradenames acquired, which are not subject to amortization but are reviewed annually for impairment. Goodwill, which is also not subject to amortization, totaled $186.6 million (tax deductible goodwill of $185.7 million). The entire acquisition was allocated to the Duncan Hines Grocery segment.

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

Amounts in millions:

Six months ended June 30, 2013 (unaudited)
Net sales	$1,288.2
Net earnings	$4.7

Acquisition of the Duncan Hines manufacturing business (the "Gilster acquisition")

On March 31, 2014, the Company acquired the Duncan Hines manufacturing business located in Centralia, Illinois, from Gilster Mary Lee Corporation (“Gilster”), the Company's primary co-packer of Duncan Hines products. The cost of the acquisition was $26.6 million, $11.7 million of which was paid in cash, with the balance due under a $14.9 million four-year note. For more information, see Note 9 to the Consolidated Financial Statements, Debt and Interest Expense. Goodwill, which is not subject to amortization, totaled $9.6 million (tax deductible goodwill of $7.5 million). The entire acquisition was allocated to the Duncan Hines Grocery segment. Other operating costs of approximately $0.3 million incurred in connection with the transaction were expensed as incurred and recorded in Cost of Products Sold in the Consolidated Statements of Operations.

The following table summarizes the allocation of the total cost of the acquisition to the assets acquired and liabilities assumed:

Assets acquired:
Inventories	$10,188
Building and land	3,480
Plant assets	2,302
Deferred tax assets	1,278
Goodwill	9,550
Fair value of assets acquired	26,798
Liabilities assumed
Accrued liabilities	178
Total cost of acquisition	$26,620

Unaudited pro forma revenue and net earnings related to the acquisition are not presented because the pro forma impact is not material.

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Level 3:	Unobservable inputs that reflect the Company’s assumptions.
The Company’s financial assets and liabilities subject to recurring fair value measurements and the required disclosures are as follows:

	Fair Value as of June 29, 2014	Fair Value Measurements Using Fair Value Hierarchy			Fair Value as of December 29, 2013	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Interest rate derivatives	$12,570	$—	$12,570	$—	$29,518	$—	$29,518	$—
Foreign currency derivatives	—	—	—	—	307	—	307	—
Commodity derivatives	388	—	388	—	543	—	543	—
Total assets at fair value	$12,958	$—	$12,958	$—	$30,368	$—	$30,368	$—

Liabilities
Interest rate derivatives	$4,436	$—	$4,436	$—	$1,904	$—	$1,904	$—
Foreign currency derivatives	299	—	299	—	—	—	—	—
Commodity derivatives	100	—	100	—	—	—	—	—
Total liabilities at fair value	$4,835	$—	$4,835	$—	$1,904	$—	$1,904	$—

The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk.

The valuations of these instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate, commodity, and foreign exchange forward curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of the authoritative guidance for fair value disclosure, the Company incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. The Company had no fair value measurements based upon significant unobservable inputs (Level 3) as of June 29, 2014 or December 29, 2013.

In addition to the instruments named above, the Company also makes fair value measurements in connection with its annual goodwill and trade name impairment testing. These measurements would fall into Level 3 of the fair value hierarchy.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

5. Other Expense (Income), net

	Three months ended		Six months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Other expense (income), net consists of:
Amortization of intangibles/other assets	$3,186	$3,872	$7,361	$7,744
Termination costs associated with the Hillshire merger agreement	2,085	—	2,085	—
Redemption premiums on the early extinguishment of debt	—	34,180	—	34,180
Royalty income and other	(428)	(219)	(620)	(434)
Total other expense (income), net	$4,843	$37,833	$8,826	$41,490

Hillshire merger agreement. Primarily represents professional fees incurred related to the terminated merger agreement previously in place with The Hillshire Brands Company ("Hillshire"). See Note 18 for further details.

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

Expense Information

The following table summarizes equity-based compensation expense which was allocated as follows:

	Three months ended		Six months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Cost of products sold	$274	$285	$471	$308
Marketing and selling expenses	657	864	928	935
Administrative expenses	1,330	1,937	2,933	2,013
Research and development expenses	75	64	116	69
Pre-tax equity-based compensation expense	2,336	3,150	4,448	3,325
Income tax benefit	(768)	(674)	(1,466)	(680)
Net equity-based compensation expense	$1,568	$2,476	$2,982	$2,645

As of June 29, 2014, cumulative unrecognized equity compensation expense of the unvested portion of shares for the Company's two long-term incentive programs was $54,729. The weighted average period over which vesting will occur is approximately 4.8

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

years for the 2007 Stock Incentive Plan and 2.8 years for the 2013 Omnibus Plan. Options under the plans have a termination date of 10 years from the date of issuance.

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

The following table summarizes the equity option transactions under the 2007 Stock Incentive Plan:

		Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Life	Aggregate Intrinsic Value (000's)
Outstanding, December 29, 2013		314,396	$10.22	$6.13	5.51	$5,352

	Granted	—	—	—
	Exercised	(17,391)	9.46	4.23
	Forfeitures	(10,637)	11.29	7.31
Outstanding, June 29, 2014		286,368	10.22	$6.20	5.01	6,499

Exercisable, June 29, 2014		108,152	$9.87	$4.25	4.62	$2,493

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

2013 Omnibus Incentive Plan

In connection with the IPO, the Company adopted an equity incentive plan (the “2013 Omnibus Incentive Plan”) providing for the issuance of up to 11,300,000 shares of the Company's common stock which will be reserved for issuance under (1) equity awards granted as a result of the conversion of unvested PIUs into restricted common stock of the Company, (2) stock options and other equity awards granted in connection with the completion of the IPO, and (3) awards granted by the Company under the 2013 Omnibus Plan following the completion of the IPO. Awards granted subsequent to the IPO include equity options, non-vested shares, restricted stock units (RSU's) and total shareholder return performance share units (PSU's). Under the program, awards of PSU's will be earned by comparing the company's total shareholder return during a three-year period to the respective total shareholder returns of companies in a performance peer group. Based upon the company's ranking in the performance peer group, a recipient of PSU's may earn a total award ranging from 0% to 200% of the initial grant. Pursuant to the 2013 Omnibus Plan, certain officers, employees, managers, directors and other persons are eligible to receive grants of equity based awards, as permitted by applicable law.

On March 27, 2013, in connection with the IPO, the Company issued 2,310,000 "Founders Grants" options under the 2013 Omnibus Plan. The options vest in full at the end of three years. Additionally, 82,460 non-vested shares were issued which also vest in full at the end of three years. Pursuant to his employment agreement, on April 3, 2013, Robert J. Gamgort, the Chief Executive Officer, became entitled to 200,000 shares of common stock, subject to his continued service through April 3, 2014. On April 3, 2014, net of tax withholdings, 96,300 shares were issued to Mr. Gamgort. On August 1, 2013, an additional 66,042 non-vested shares and 155,575 options were issued to various employees. The non-vested shares vest in full at the end of four years while the options vest in full at the end of three years. On December 2, 2013, 30,626 options were issued that vest in full at the end of three years. On January 2, 2014, 9,135 non-vested shares and 30,447 options were issued. Both the non-vested shares and the options vest in full at the end of three years. On April 1, 2014, 243,446 PSU's, 811,540 options and 129,453 RSU's were issued that will vest in full at the end of three years. On June 10, 2014, 12,712 RSU's were issued that vest in full after one year.

The following table summarizes the equity option transactions under the 2013 Omnibus Plan:

		Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Life	Aggregate Intrinsic Value (000's)
Outstanding, December 29, 2013		2,330,491	$20.47	$4.82	9.27	15,782

	Granted	841,987	29.21	8.43
	Exercised	—	—	—
	Forfeitures	(80,730)	20.20	4.71
Outstanding, June 29, 2014		3,091,748	22.86	$5.81	9.04	$31,115

None were exercisable as of June 29, 2014.

The Company currently uses the Black-Scholes pricing model as its method of valuation for equity option awards. The fair value of the options granted during the six months ended June 29, 2014 and June 30, 2013, respectively, was estimated on the date of the grant with the following weighted average assumptions:

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

	June 29, 2014	June 30, 2013
Risk-free interest rate	2.2%	1.1%
Expected time to option exercise	6.50 years	6.50 years
Expected volatility of Pinnacle Foods Inc. stock	37%	35%
Expected dividend yield on Pinnacle Foods Inc. stock	2.9%	3.6%	*

* Dividend yield is based on the weighted average of the expected yield at the time of each grant, 3.6% in 2013, resulting from options granted at the IPO price of $20.00 a share.

Volatility was based on the average volatility of a group of publicly traded food companies. The Company estimates the annual forfeiture rates to be approximately 10% under its long-term incentive plans.

The following table summarizes the changes in non-vested shares and Restricted Stock Units ("RSU's").

		Number of Shares	Weighted Average Fair Value at Grant Date	Aggregate Intrinsic Value (000's)
Outstanding, December 29, 2013		1,645,718	$20.34	$44,829

	Granted	151,300	29.35
	Forfeitures	(53,069)	20.27
	Vested	(239,463)	20.00
Outstanding, June 29, 2014		1,504,486	$21.31	$49,528

The fair value of the non-vested shares and RSU's is determined based on the quoted price of the company's stock at the date of grant.

The following table summarizes the changes in Performance Share Units ("PSU's").

		Number of Shares	Weighted Average Fair Value at Grant Date	Aggregate Intrinsic Value (000's)
Outstanding, December 29, 2013		—	$—	$—

	Granted	243,446	37.60
	Forfeitures	—	—
	Vested	—	—
Outstanding, June 29, 2014		243,446	$37.60	$8,014

The Company estimated the fair value of PSU's at the date of grant using a Monte Carlo simulation. The fair value of the PSU's granted during the six months ended June 29, 2014, was estimated on the date of the grant with the following assumptions:

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

June 29, 2014
Risk-free interest rate	0.9%
Expected term	3.00 years
Expected volatility	35%
Expected dividend yield	2.8%

Other Comprehensive Earnings

The following table presents amounts reclassified out of Accumulated Other Comprehensive Loss ("AOCL") and into Net earnings for the three and six months ended June 29, 2014 and June 30, 2013.

Gain/(Loss)	Amounts Reclassified from AOCL
	Three months ended		Six months ended
Details about Accumulated Other Comprehensive Earnings Components	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013		Reclassified from AOCL to:
Gains and losses on financial instrument contracts
Interest rate contracts	$(204)	$(3,093)	$(245)	$(3,945)		Interest expense
Foreign exchange contracts	387	490	800	682		Cost of products sold
Total pre-tax	183	(2,603)	555	(3,263)
Tax (expense) benefit	(130)	945	(337)	1,174		Provision for income taxes
Deferred tax expense	—	(9,070)	—	(9,070)	(a)	Provision for income taxes
Net of tax	53	(10,728)	218	(11,159)

Pension actuarial assumption adjustments
Amortization of actuarial loss	(32)	(263)	(175)	(719)	(b)	Cost of products sold
Tax benefit	12	101	67	277		Provision for income taxes
Net of tax	(20)	(162)	(108)	(442)
Net reclassifications into net earnings	$33	$(10,890)	$110	$(11,601)

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

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings or loss for common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are calculated by dividing net earnings by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

	Three months ended		Six months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Weighted-average common shares	115,690,050	114,909,243	115,641,174	98,079,574
Effect of dilutive securities:	1,210,556	—	1,152,579	—
Dilutive potential common shares	116,900,606	114,909,243	116,793,753	98,079,574

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities. For the three and six months ended June 29, 2014, conversion of stock options, non-vested shares, RSU's and PSU's totaling 1,224,851 and 798,741, respectively, into common share equivalents were excluded from this calculation as their effect would have been anti-dilutive. For the three and six months ended June 30, 2013, conversion of warrants, stock options and non-vested shares totaling 410,132 and 2,638,639, respectively, into common share equivalents were excluded from this calculation because they were anti-dilutive, due to the net loss recorded in each of the periods.

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

	June 29, 2014	December 29, 2013
Customers	$174,189	$160,704
Allowances for cash discounts, bad debts and returns	(6,234)	(5,849)
Subtotal	167,955	154,855
Other receivables	5,165	9,809
Total	$173,120	$164,664

Inventories. Inventories are as follows:

	June 29, 2014	December 29, 2013
Raw materials, containers and supplies	$94,963	$53,779
Finished product	244,255	308,093
Total	$339,218	$361,872

The Company has various purchase commitments for raw materials, containers, supplies and certain finished products incident to the ordinary course of business. Such commitments are not at prices in excess of current market.

Other Current Assets. Other Current Assets are as follows:

	June 29, 2014	December 29, 2013
Prepaid expenses	$4,438	$5,560
Prepaid income taxes	3,084	776
Assets held for sale	1,556	1,556
Total	$9,078	$7,892

Assets held for sale is comprised of our closed plant in Millsboro, DE.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Plant Assets. Plant assets are as follows:

	June 29, 2014	December 29, 2013
Land	$14,212	$14,061
Buildings	202,747	196,206
Machinery and equipment	598,383	576,156
Projects in progress	64,299	33,950
Subtotal	879,641	820,373
Accumulated depreciation	(326,694)	(297,103)
Total	$552,947	$523,270

Depreciation was $16,392 and $32,597 and during the three and six months ended June 29, 2014, respectively. Depreciation was $14,883 and $30,281 during the three and six months ended June 30, 2013, respectively. As of June 29, 2014 and December 29, 2013, Machinery and equipment included assets under capital lease with a book value of $19,667 and $19,168 (net of accumulated depreciation of $11,035 and $9,425), respectively.

Accrued Liabilities. Accrued liabilities are as follows:

	June 29, 2014	December 29, 2013
Employee compensation and benefits	$51,717	$59,871
Interest payable	14,366	14,108
Consumer coupons	2,950	1,445
Accrued restructuring charges	1,608	1,938
Accrued financial instrument contracts (see Note 11)	1,280	768
Other	20,425	21,625
Total	$92,346	$99,755
Other Long-Term Liabilities. Other long-term liabilities are as follows:

	June 29, 2014	December 29, 2013
Employee compensation and benefits	$9,297	$8,434
Long-term rent liability and deferred rent allowances	8,933	9,401
Liability for uncertain tax positions	708	727
Accrued financial instrument contracts (see Note 11)	3,555	1,136
Other	4,476	4,862
Total	$26,969	$24,560

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

8. Goodwill, Tradenames and Other Assets
Goodwill
Goodwill by segment is as follows:

	Birds Eye Frozen	Duncan Hines Grocery	Specialty Foods	Total
Balance, December 29, 2013	$527,069	$927,065	$173,961	$1,628,095
Gilster acquisition (Note 3)	—	9,550	—	9,550
Balance, June 29, 2014	$527,069	$936,615	$173,961	$1,637,645

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

The Gilster acquisition was accounted for in accordance with the authoritative guidance for business combinations and resulted in $9,550 in goodwill, as of June 29, 2014.

Tradenames

Tradenames by segment are as follows:

	Birds Eye	Duncan Hines	Specialty
	Frozen	Grocery	Foods	Total
Balance, December 29, 2013	$796,680	$1,118,712	$36,000	$1,951,392

Balance, June 29, 2014	$796,680	$1,118,712	$36,000	$1,951,392

The authoritative guidance for indefinite-lived assets provides that indefinite-lived assets will not be amortized, but will be tested for impairment on an annual basis or more often when events indicate. The Company completed its annual testing as of December 29, 2013, which indicated no impairment.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Other Assets

	June 29, 2014
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$52,810	$(38,286)	$14,524
Customer relationships - Distributors	36	139,146	(37,549)	101,597
Customer relationships - Food Service	7	36,143	(36,143)	—
Customer relationships - Private Label	7	9,214	(9,214)	—
License	7	6,175	(3,863)	2,312
Total amortizable intangibles		$243,488	$(125,055)	$118,433
Deferred financing costs		46,852	(23,254)	23,598
Financial instruments (see note 11)		12,570	—	12,570
Other (1)		6,606	—	6,606
Total other assets, net				$161,207
	Amortizable intangibles by segment
	Birds Eye Frozen			$60,286
	Duncan Hines Grocery			54,864
	Specialty Foods			3,283
				$118,433

	December 29, 2013
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$52,810	$(35,645)	$17,165
Customer relationships - Distributors	36	139,146	(34,518)	104,628
Customer relationships - Food Service	7	36,143	(35,291)	852
Customer relationships - Private Label	7	9,214	(9,078)	136
License	7	6,175	(3,162)	3,013
Total amortizable intangibles		$243,488	$(117,694)	$125,794
Deferred financing costs		46,638	(21,198)	25,440
Financial instruments (see note 11)		29,518	—	29,518
Other (1)		5,373	—	5,373
Total other assets, net				$186,125
	Amortizable intangibles by segment
	Birds Eye Frozen			$63,319
	Duncan Hines Grocery			58,090
	Specialty Foods			4,385
				$125,794

(1) As of June 29, 2014 and December 29, 2013, Other primarily consists of security deposits and supplemental savings plan investments.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Amortization of intangible assets was $3,186 and $7,361 for the three and six months ended June 29, 2014, respectively. Amortization of intangible assets was $3,872 and $7,744 for the three and six months ended June 30, 2013, respectively. Estimated amortization expense for each of the next five years and thereafter is as follows: remainder of 2014 - $6,400; 2015 - $12,200; 2016 - $11,000; 2017 - $6,400; 2018 - $4,700 and thereafter - $77,700. As of June 29, 2014, Food Service and Private Label customer relationships were fully amortized.

Deferred Financing Costs

All deferred financing costs, which relate to the Senior Secured Credit Facility and Senior Notes are amortized into interest expense over the life of the related debt using the effective interest method. Amortization of deferred financing costs was $1,032 and $2,056 during the three and six months ended June 29, 2014, respectively. Amortization of deferred financing costs was $1,042 and $2,755 during the three and six months ended June 30, 2013, respectively. In addition, as part of the April 2013 Refinancing and debt repayments including usage of the proceeds from the IPO, the Company expensed financing costs of $4,762 and wrote off deferred financing costs of $12,725. The April 2013 Refinancing is described in further detail in Note 9 of the Consolidated Financial Statements "Debt and Interest Expense".
The following summarizes deferred financing cost activity:

	Gross Carrying Amount	Accumulated Amortization	Net
Balance, December 29, 2013	$46,638	$(21,198)	$25,440
2014 - Additions	214	—	214
Amortization	—	(2,056)	(2,056)
Balance, June 29, 2014	$46,852	$(23,254)	$23,598

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

9. Debt and Interest Expense

	June 29, 2014	December 29, 2013
Short-term borrowings
- Notes payable	$1,998	$2,437
Total short-term borrowings	$1,998	$2,437
Long-term debt
- Senior Secured Credit Facility - Tranche G Term Loans due 2020	1,613,700	1,621,850
- Senior Secured Credit Facility - Tranche H Term Loans due 2020	522,375	525,000
- 4.875% Senior Notes due 2021	350,000	350,000
- 3.0% Note payable to Gilster Mary Lee Corporation due 2018	14,266	—
- Unamortized discount on long term debt	(14,818)	(16,085)
- Capital lease obligations	18,534	19,982
	2,504,057	2,500,747
Less: current portion of long-term obligations	28,082	24,580
Total long-term debt	$2,475,975	$2,476,167

Interest expense	Three months ended		Six months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Interest expense, third party	$22,764	$23,657	$45,560	$61,179
Related party interest expense (Note 13)	509	347	1,025	926
Amortization of debt acquisition costs (Note 8)	1,032	1,042	2,056	2,755
Write-off of debt acquisition costs (Note 8)	—	12,725	—	12,725
Write-off of loan discount	—	2,182	—	2,182
Financing costs (Note 8)	—	4,762	—	4,762
Interest rate swap losses (Note 11)	219	2,912	250	3,754
Total interest expense	$24,524	$47,627	$48,891	$88,283

Senior Secured Credit Facility

To partially fund the Wish-Bone acquisition, on October 1, 2013 as described in Note 3, Pinnacle Foods Finance entered into an amendment to the Second Amended and Restated Senior Secured Credit Facility (the “Amendment”) in the form of incremental term loans in the amount of $525.0 million (the “Tranche H Term Loans”). In connection with Tranche H Term Loans, Pinnacle Foods Finance incurred $8.5 million of original issue discount and deferred financing fees of $10.5 million.

On April 3, 2013, the Company completed its IPO which is further described in Note 1. A portion of the proceeds was used to redeem the entire $465.0 million in aggregate principal amount of Pinnacle Foods Finance's 9.25% Senior Notes at a redemption price of 100.0%. This is explained in greater detail under the section titled, “Senior and Other Notes.” The remaining net proceeds, together with cash on hand, was used to repay $202.0 million.

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

In connection with the April 2013 Refinancing, Pinnacle Foods Finance incurred deferred financing fees which are detailed in Note 8 to the Consolidated Financial Statements, "Goodwill, Tradenames and Other Assets". Also, Pinnacle Foods Finance incurred $4,075 of original issue discount on the new Tranche G Term Loans, and wrote off $2,182 of existing original issue discount.

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
The total combined amount of the Senior Secured Credit Facility Loans that were owed to affiliates of Blackstone as of June 29, 2014 and December 29, 2013, was $54,376 and $63,796, respectively.

A commitment fee of 0.375% per annum based on current leverage ratios is applied to the unused portion of the revolving credit facility. There were no revolver borrowings made during fiscal 2013 or 2014, except in respect of letters of credit as set forth below. As of June 29, 2014 and December 29, 2013, the eurocurrency rate would have been 2.65% and 2.67% as of such dates. For the three and six months ended June 29, 2014, the weighted average interest rate on the term loan components of the Senior Secured Credit Facility was 3.25% and 3.25%, respectively. For the three and six months ended June 30, 2013, the weighted average interest rate on the term loan components of the Senior Secured Credit Facility was 3.55% and 3.82%, respectively. As of June 29, 2014 and December 29, 2013 the eurocurrency interest rate on the term loan facilities was 3.25% and 3.25%, respectively.

Pinnacle Foods Finance pays a fee for all outstanding letters of credit drawn against the revolving credit facility at an annual rate equivalent to the applicable eurocurrency rate margin then in effect under the revolving credit facility, plus the fronting fee payable in respect of the applicable letter of credit. The fronting fee is equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letter of credit. The fronting fees are computed on a quarterly basis in arrears. Total letters of credit issued under the revolving credit facility cannot exceed $50,000. As of June 29, 2014 and December 29, 2013, Pinnacle Foods Finance had utilized $30,716 and $32,923, respectively of the revolving credit facility for letters of credit. As of June 29, 2014 and December 29, 2013, respectively, there was $119,284 and $117,077 of borrowing capacity under the revolving credit facility, of which $19,284 and $17,077 was available to be used for letters of credit.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Under the terms of the Senior Secured Credit Facility, Pinnacle Foods Finance is required to use 50% of its “Excess Cash Flow” to prepay the term loans under the Senior Secured Credit Facility (which percentage will be reduced to 25% at a total net leverage ratio of between 4.50 and 5.49 and to 0% at a total net leverage ratio below 4.50). As of June 29, 2014, Pinnacle Foods Finance had a total net leverage ratio of 4.61 (proforma adjusted for the Wish-Bone acquisition in compliance with the terms of the Senior Secured Credit Facility). Excess Cash Flow is defined as consolidated net income (as defined), as adjusted for certain items, including (1) all non-cash charges and credits included in arriving at consolidated net income, (2) changes in working capital, (3) capital expenditures (to the extent they were not financed with debt), (4) the aggregate amount of principal payments on indebtedness and (5) certain other items defined in the Senior Secured Credit Facility. For the 2013 reporting year, Pinnacle Foods Finance determined that there were no amounts due under the Excess Cash Flow requirements of the Senior Secured Credit Facility. In December 2014, Pinnacle Foods Finance will determine if amounts are due under the Excess Cash Flow requirements of the Senior Secured Credit Facility for the 2014 reporting year.

The term loans under the Senior Secured Credit Facility amortize in quarterly installments of 0.25% of their aggregate funded total principal amount. The scheduled principal payments of the Tranche G Term Loans outstanding as of June 29, 2014 are $8.2 million in the remainder of 2014, $16.3 million in 2015, $16.3 million in 2016, $20.4 million in 2017, $12.2 million in 2018 and $1,540.4 million thereafter. The scheduled principal payments of the Tranche H Term Loans outstanding as of June 29, 2014 are $2.6 million in the remainder of 2014, $5.3 million in 2015, $5.3 million in 2016, $6.6 million in 2017, $3.9 million in 2018 and $498.7 million thereafter.

Pursuant to the terms of the Senior Secured Credit Facility, Pinnacle Foods Finance is required to maintain a ratio of Net First Lien Secured Debt to Covenant Compliance EBITDA of no greater than 5.75 to 1.00. Net First Lien Secured Debt is defined as aggregate consolidated secured indebtedness, less the aggregate amount of all unrestricted cash and cash equivalents. In addition, under the Senior Secured Credit Facility and the indenture governing the Senior Notes, Pinnacle Foods Finance's ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Senior Secured Leverage Ratio (which is currently the same as the ratio of Net First Lien Secured Debt to Covenant Compliance EBITDA described above), in the case of the Senior Secured Credit Facility, or to the ratio of Covenant Compliance EBITDA to fixed charges for the most recently concluded four consecutive fiscal quarters, in the case of the Senior Notes. The Senior Secured Credit Facility also permits restricted payments up to an aggregate amount of (together with certain other amounts) the greater of $50 million and 2% of Pinnacle Foods Finance's consolidated total assets, so long as no default has occurred and is continuing and its pro forma Senior Secured Leverage Ratio would be no greater than 4.25 to 1.00. As of June 29, 2014 the Company is in compliance with all covenants and other obligations under the Senior Secured Credit Facility and the indenture governing the Senior Notes.
Senior and other Notes
To partially fund the Gilster acquisition, on March 31, 2104 as described in Note 3, PFG LLC entered into a $14.9 million note payable to Gilster Mary Lee Corporation. The note has a four-year term with a maturity date of March 31, 2018 and bears interest at 3.0% per annum.

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

The 4.875% Senior Notes are general senior unsecured obligations of Pinnacle Foods Finance, effectively subordinated in right of payment to all existing and future senior secured indebtedness of Pinnacle Foods Finance and guaranteed on a full, unconditional, joint and several basis by Pinnacle Foods Finance’s wholly-owned domestic subsidiaries that guarantee other indebtedness of Pinnacle Foods Finance and by the Company. See Note 17 for the condensed Consolidated Financial Statements for Guarantor and Nonguarantor Financial Statements.
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
The estimated fair value of the Company’s long-term debt, including the current portion, as of June 29, 2014, is as follows:

	June 29, 2014
Issue	Face Value	Fair Value
Senior Secured Credit Facility - Tranche G Term Loans	1,613,700	1,603,614
Senior Secured Credit Facility - Tranche H Term Loans	522,375	519,110
3.0% Notes payable to Gilster Mary Lee Corporation due 2018	14,266	14,266
4.875% Senior Notes	350,000	341,250
	$2,500,341	$2,478,240

The estimated fair value of the Company’s long-term debt, including the current portion, as of December 29, 2013, is as follows:

	December 29, 2013
Issue	Face Value	Fair Value
Senior Secured Credit Facility - Tranche G Term Loans	1,621,850	1,619,823
Senior Secured Credit Facility - Tranche H Term Loans	525,000	524,344
4.875% Senior Notes	350,000	329,000
	$2,496,850	$2,473,167

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
The following represents the components of net periodic (benefit) cost:

	Three months ended		Six months ended
Pension Benefits	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Interest cost	2,902	2,660	5,803	5,499
Expected return on assets	(3,292)	(3,373)	(6,584)	(6,747)
Amortization of:
Actuarial loss	32	275	64	731
Net periodic benefit	$(358)	$(438)	$(717)	$(517)

Cash Flows
Contributions. In fiscal 2014, the Company expects to make contributions of $10.6 million to the PFG Plan, of which minimum required payments of $2.3 million and $4.4 million were made in the three and six months ended June 29, 2014, respectively. The Company made contributions to the pension plan totaling $8.3 million in fiscal 2013, of which $0.7 million and $0.8 million were made in the three and six months ended June 30, 2013, respectively.
Multi-employer Plans

Pinnacle contributes to the United Food and Commercial Workers International Union Industry Pension Fund (EIN 51-6055922) (the "UFCW Plan") under the terms of the collective-bargaining agreement with its Fort Madison employees.

For the three and six months ended June 29, 2014, contributions to the UFCW Plan were $191 and $384, respectively. For the three and six months ended June 30, 2013, contributions to the UFCW Plan were $246 and $435, respectively. The contributions to this plan are paid monthly based upon the number of employees. They represent less than 5% of the total contributions received by this plan during the most recent plan year.

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

The UFCW Plan received a Pension Protection Act “green” zone status for the plan year ending June 30, 2013. The zone status is based on information the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the "green" zone are at least 80 percent funded. The UFCW Plan did not utilize any extended amortization provisions that effect its placement in the "green" zone. The UFCW Plan has never been required to implement a funding improvement plan nor is one pending at this time.

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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three and six months ended June 29, 2014 and June 30, 2013, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
The second quarter 2013 IPO (Note 1) and debt refinancings (Note 9) resulted in significant changes to the Company's debt profile. For the two $650 million interest rate swaps in place at the time that were scheduled to mature April 2014, it became probable that the associated original forecasted transactions would not occur. As such, the Company discontinued hedge accounting and accelerated the reclassification of amounts in AOCL to earnings as a result of the hedged forecasted transactions becoming probable not to occur. In the second quarter 2013, these accelerated amounts resulted in a $2.8 million charge to interest expense ($1.7 million, net of tax benefits) and a $9.1 million non-cash charge to the provision for income tax expenses related to the release of

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

deferred tax charges recorded in Other comprehensive income (see Note 15 for additional details). Prospective changes in the fair value of these derivatives no longer designated in hedging relationships were recorded directly in earnings prior to their maturity in April 2014. As of June 29, 2014, all of the Company's interest rate swaps have been designated as cash flow hedges.
As of June 29, 2014, the Company had the following interest rate swaps that were designated as cash flow hedges of interest rate risk:

Product	Number of Instruments	Current Notional Amount	Fixed Rate Range	Index	Trade Dates	Maturity Dates
Interest Rate Swaps	16	$1,637,450	0.76% - 2.97%	USD-LIBOR-BBA	April 2013 - October 2013	November 2014 - April 2020

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive loss (“AOCL”) in the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in AOCL related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $2,022 will be reclassified as an increase to Interest expense.

Cash Flow Hedges of Foreign Exchange Risk
The Company’s operations in Canada expose the Company to changes in the U.S. Dollar – Canadian Dollar ("USD-CAD") foreign exchange rate. From time to time, the Company’s Canadian subsidiary purchases inventory denominated in U.S. Dollars ("USD"), a currency other than its functional currency. The subsidiary sells that inventory in Canadian dollars ("CAD"). The subsidiary uses currency forward and collar agreements to manage its exposure to fluctuations in the USD-CAD exchange rate. Currency forward agreements involve fixing the USD-CAD exchange rate for delivery of a specified amount of foreign currency on a specified date. Currency collar agreements involve the sale of CAD currency in exchange for receiving U.S. dollars if exchange rates rise above an agreed upon rate and purchase of USD currency in exchange for paying CAD currency if exchange rates fall below an agreed upon rate at specified dates.
As of June 29, 2014, the Company had the following foreign currency exchange contracts (in aggregate) that were designated as cash flow hedges of foreign exchange risk:

Product	Number of Instruments	Notional Sold in Aggregate in CAD	Notional Purchased in Aggregate in USD	USD to CAD Exchange Rates	Trade Date	Maturity Dates
CAD Forward	12	$24,400	$22,522	1.073 - 1.102	December 2013 - April 2014	August 2014 - December 2014

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

As of June 29, 2014, the Company had the following derivative instruments that were not designated in qualifying hedging relationships:

Commodity Contracts	Number of Instruments	Notional Amount	Price/Index	Trade Dates	Maturity Dates
Diesel Fuel Contracts	8	3,697,733 Gallons	$3.85 - $4.02 per Gallon	October 2013 - June 2014	July 2014 - December 2014
Natural Gas Contracts	2	1,004,608 MMBTU’s	$4.396 - 4.405 per MMBTU	May 2014 - June 2014	December 2014 - December 2015

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Balance Sheets as of June 29, 2014 and December 29, 2013.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value as of June 29, 2014	Balance Sheet Location	Fair Value as of June 29, 2014
Derivatives designated as hedging instruments
Interest Rate Contracts	Other assets, net	$12,570	Accrued liabilities	$881
			Other long-term liabilities	3,555
Foreign Exchange Contracts			Accrued liabilities	299
Total derivatives designated as hedging instruments		$12,570		$4,735
Derivatives not designated as hedging instruments
Commodity Contracts	Other current assets	$388	Accrued liabilities	100
Total derivatives not designated as hedging instruments		$388		$100

	Balance Sheet Location	Fair Value as of December 29, 2013	Balance Sheet Location	Fair Value as of December 29, 2013
Derivatives designated as hedging instruments
Interest Rate Contracts			Accrued liabilities	$70
	Other assets, net	$29,518	Other long-term liabilities	1,136
Foreign Exchange Contracts	Other current assets	307
Total derivatives designated as hedging instruments		$29,825		$1,206
Derivatives not designated as hedging instruments
Interest Rate Contracts			Accrued liabilities	$698
Commodity Contracts	Other current assets	$543
Total derivatives not designated as hedging instruments		$543		$698

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

The table below presents the effect of the Company’s derivative financial instruments in the Consolidated Statements of Operations and Accumulated other comprehensive loss ("AOCL") for the three and six months ended June 29, 2014 and June 30, 2013.

Tabular Disclosure of the Effect of Derivative Instruments

Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	Recognized in AOCL on Derivative (Effective Portion)	Effective portion reclassified from AOCL to:	Reclassified from AOCL into Earnings (Effective Portion)		Ineffective portion recognized in Earnings in:	Recognized in Earnings on Derivative (Ineffective Portion)
Interest Rate Contracts	$(11,691)	Interest expense	$(204)		Interest expense	$—
Foreign Exchange Contracts	(790)	Cost of products sold	387		Cost of products sold	(11)
Three months ended June 29, 2014	$(12,481)		$183			$(11)

Interest Rate Contracts	$(20,423)	Interest expense	$(245)		Interest expense	$—
Foreign Exchange Contracts	201	Cost of products sold	800		Cost of products sold	(8)
Six months ended June 29, 2014	$(20,222)		$555			$(8)

Interest Rate Contracts	$28,837	Interest expense	$(3,093)	(a)	Interest expense	$16
Foreign Exchange Contracts	894	Cost of products sold	490		Cost of products sold	6
Three months ended June 30, 2013	$29,731		$(2,603)			$22

Interest Rate Contracts	$28,706	Interest expense	$(3,945)	(a)	Interest expense	$26
Foreign Exchange Contracts	1,629	Cost of products sold	682		Cost of products sold	7
Six months ended June 30, 2013	$30,335		$(3,263)			$33

Derivatives Not Designated as Hedging Instruments		Recognized in Earnings in:	Recognized in Earnings on Derivative
Commodity Contracts		Cost of products sold	$309
Interest Rate Contracts		Interest expense	(15)
Three months ended June 29, 2014			$294

Commodity Contracts		Cost of products sold	$(44)
Interest Rate Contracts		Interest expense	(5)
Six months ended June 29, 2014			$(49)

Commodity Contracts		Cost of products sold	$(302)
Interest Rate Contracts		Interest expense	$165
Three months ended June 30, 2013			$(137)

Commodity Contracts		Cost of products sold	$(97)
Interest Rate Contracts		Interest expense	$165
Six months ended June 30, 2013			$68

(a) Includes $2.8 million of accelerated reclassifications out of AOCL.

Credit risk-related contingent features
The Company has agreements with certain counterparties that contain a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of June 29, 2014, the Company has not posted any collateral related to these agreements. If the Company had breached this provision at June 29, 2014, it could have been required to settle its obligations under the

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

agreements at their termination value, which differs from the recorded fair value. The table below summarizes the aggregate fair values of those derivatives that contain credit risk-related contingent features as of June 29, 2014 and December 29, 2013.
June 29, 2014

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$3,525	$552	$(91)	$4,168
	Commodity Contracts	53	—	—	53
Bank of America	Interest Rate Contracts	5,190	412	—	5,602
	Foreign Exchange Contracts	(220)	2	—	(218)
Credit Suisse	Interest Rate Contracts	245	89	(91)	425
	Foreign Exchange Contracts	(82)	1	—	(81)
Macquarie	Interest Rate Contracts	(2,170)	104	(4)	(2,062)
	Commodity Contracts	235	—	—	235
Total		$6,776	$1,160	$(186)	$8,122

December 29, 2013

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$12,303	$(12)	$(155)	$12,446
	Commodity Contracts	543	—	—	543
Bank of America	Interest Rate Contracts	12,930	(124)	—	12,806
Credit Suisse	Interest Rate Contracts	2,634	62	(75)	2,771
	Foreign Exchange Contracts	300	6	—	306
Macquarie	Interest Rate Contracts	(506)	93	(3)	(410)
Total		$28,204	$25	$(233)	$28,462

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

No single item individually, nor are all of them in the aggregate, is material.

13. Related Party Transactions

At the closing of its acquisition by Blackstone, the Company entered into an advisory agreement with an affiliate of Blackstone pursuant to which such entity or its affiliates provided certain strategic and structuring advice and assistance to the Company. In addition, under this agreement, affiliates of Blackstone provided certain monitoring, advisory and consulting services to the Company for an aggregate annual management fee equal to the greater of $2,500 or 1.0% of Covenant Compliance EBITDA (as defined in the credit agreement governing the Company’s Senior Secured Credit Facility). Expenses relating to the management

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

fee were $0 and $1,148 in the three and six months ended June 30, 2013, respectively. The Company reimbursed Blackstone for out-of-pocket expenses totaling $450 in the three and six months ending June 29, 2014.

On April 3, 2013, the advisory agreement was terminated in accordance with its terms for a fee paid of $15,100. In addition, prepaid expenses for related party management fees of $3,345 that were recorded to Other current assets were expensed in the second quarter of 2013.
Customer Purchases
Performance Food Group Company, which is controlled by affiliates of Blackstone, is a foodservice supplier that purchases products from the Company. Sales to Performance Food Group Company were $1,133 and $2,208 in the three and six months ended June 29, 2014, respectively. Sales to Performance Food Group Company were $935 and $2,079 in the three and six months ended June 30, 2013, respectively. As of June 29, 2014 and December 29, 2013, amounts due from Performance Food Group Company were $106 and $57, respectively, and were recorded on the Accounts receivable, net of allowances line in the Consolidated Balance Sheets.
Interest Expense
For the three and six months ended June 29, 2014, fees and interest expense recognized in the Consolidated Statements of Operations for debt owed to affiliates of Blackstone Advisors L.P. totaled $509 and $1,025, respectively. For the three and six months ended June 30, 2013, fees and interest expense recognized in the Consolidated Statements of Operations for debt owed to affiliates of Blackstone Advisors L.P. totaled $347 and $926, respectively. As of June 29, 2014 and December 29, 2013, debt owed to related parties was $54,376 and $63,796, respectively and was recorded on the Long-term debt line in the Consolidated Balance Sheets. As of June 29, 2014 and December 29, 2013, interest accrued on debt owed to related parties was $274 and $319, respectively, and was recorded on the Accrued liabilities line in the Consolidated Balance Sheets.

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

The Duncan Hines Grocery Division manages its Leadership Brands in the baking mixes and frostings (Duncan Hines), shelf-stable pickles (Vlasic), liquid and dry-mix salad dressings (Wish-Bone and Western), and table syrups (Mrs. Butterworth's and Log Cabin) categories, and its Foundation Brands in the canned meat (Armour, Nalley and Brooks), pie and pastry fillings (Duncan Hines Comstock and Wilderness), barbecue sauces (Open Pit) and salad dressing (Bernstein's) categories as well as all Canadian operations.

The Company refers to the sum of the Birds Eye Frozen Division and the Duncan Hines Grocery Division as the North America Retail businesses.

The Specialty Foods Division consists of snack products (Tim's Cascade and Snyder of Berlin) and foodservice and private label businesses.

Segment performance is evaluated by the Company’s Chief Operating Decision Maker and is based on earnings before interest and taxes. Transfers between segments and geographic areas are recorded at cost plus markup or at market. Identifiable assets are those assets, including goodwill, which are identified with the operations in each segment or geographic region. Corporate assets consist of prepaid and deferred tax assets. Unallocated corporate expenses consist of corporate overhead such as executive management, finance and legal functions, IPO and refinancing related charges and costs incurred related to the terminated merger agreement previously in place with Hillshire.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

	Three months ended		Six months ended
SEGMENT INFORMATION	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net sales
Birds Eye Frozen	$246,188	$244,040	$540,466	$536,491
Duncan Hines Grocery	289,963	238,821	554,867	466,029
Specialty Foods	81,649	86,183	166,506	179,505
Total	$617,800	$569,044	$1,261,839	$1,182,025
Earnings before interest and taxes
Birds Eye Frozen	$37,068	$36,527	$83,796	$85,453
Duncan Hines Grocery	46,349	29,702	89,022	59,134
Specialty Foods	6,348	4,875	13,420	13,061
Unallocated corporate expenses	(7,855)	(60,133)	(14,237)	(66,006)
Total	$81,910	$10,971	$172,001	$91,642
Depreciation and amortization
Birds Eye Frozen	$9,714	$9,339	$19,663	$18,627
Duncan Hines Grocery	6,901	5,489	13,363	11,316
Specialty Foods	2,962	3,927	6,932	8,082
Total	$19,577	$18,755	$39,958	$38,025
Capital expenditures (1)
Birds Eye Frozen	$11,374	$14,901	$17,355	$25,011
Duncan Hines Grocery	19,268	8,557	34,008	19,166
Specialty Foods	3,162	3,916	5,129	6,107
Total	$33,804	$27,374	$56,492	$50,284

NET SALES BY PRODUCT TYPE
Net sales
Frozen	$283,597	$284,617	$620,831	$622,642
Meals and Meal Enhancers (2)	233,125	182,290	443,825	356,779
Desserts	73,951	75,917	144,672	151,875
Snacks	27,127	26,220	52,511	50,729
Total	$617,800	$569,044	$1,261,839	$1,182,025

GEOGRAPHIC INFORMATION
Net sales
United States	$612,793	$562,492	$1,252,610	$1,169,073
Canada	17,661	21,932	37,852	42,548
Intercompany	(12,654)	(15,380)	(28,623)	(29,596)
Total	$617,800	$569,044	$1,261,839	$1,182,025

(1)	Includes new capital leases.

(2)	The Wish-Bone and Western salad dressing business was acquired on October 1, 2013 and will add approximately $190 million of annual sales to Meals & Meal Enhancers.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

SEGMENT INFORMATION	June 29, 2014	December 29, 2013
Total assets
Birds Eye Frozen	$2,009,527	$2,004,250
Duncan Hines Grocery	2,623,148	2,577,093
Specialty Foods	360,992	358,198
Corporate	151,803	141,650
Total	$5,145,470	$5,081,191
GEOGRAPHIC INFORMATION
Long-lived assets
United States	$552,925	$523,250
Canada	22	20
Total	$552,947	$523,270

15. Provision for Income Taxes

The provision (benefit) for income taxes and related effective tax rates for the three and six months ended June 29, 2014 and June 30, 2013, respectively, were as follows:

	Three months ended		Six months ended
Provision (benefit) for Income Taxes	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Current	$748	$774	$1,398	$1,494
Deferred	21,086	(5,549)	45,438	8,953
Total	$21,834	$(4,775)	$46,836	$10,447

Effective tax rate	38.0%	13.0%	38.0%	306.9%

Income taxes are accounted for in accordance with the authoritative guidance for accounting for income taxes under which deferred tax assets and liabilities are determined based on the difference between their financial statement basis and tax basis, using enacted tax rates in effect for the year in which the differences are expected to reverse.

During the three and six months ended June 29, 2014, state legislation was enacted which resulted in benefits of $0.5 million and $1.1 million, respectively, to the provision for income taxes. During the three and six months ended June 30, 2013, the Company refinanced all of its outstanding debt (Note 9) and the Company discontinued hedge accounting for interest rate swaps in effect at that time (Note 11). Effective with the swap termination, deferred tax expense of $9.1 million, which was recorded in Accumulated Other Comprehensive Loss through the swap termination date, was reclassified as non-cash deferred tax expense in the provision for income taxes through the consolidated statement of operations.

The Company regularly evaluates its deferred tax assets for future realization.  A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized.  Changes in valuation allowances from period to period are included in the Company's tax provision in the period of change.

As of June 29, 2014 and June 30, 2013, the Company maintained a valuation allowance for certain state net operating loss (“NOL”) carryovers, state tax credit carryovers and foreign loss carryovers. There was no change in the valuation allowance for either of the three and six month reporting periods ended June 29, 2014. For the three and six months ended June 30, 2013 a benefit of $1.5 million was recognized to the income tax provision for reduction of the valuation allowance for state NOL carryovers and state credits attributable to a projected decrease of interest expense from the IPO and the April 2013 refinancing.

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

16.    Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). The new guidance establishes principals regarding the nature, timing, and uncertainty of revenue from contracts with customers. It removes inconsistencies in existing revenue requirements, provides a more robust framework for addressing revenue issues and improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The updated guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is in the process of evaluating this guidance; however, it is not expected to have a material effect on the consolidated financial statements upon adoption.

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments when the terms of an award provide that a performance target could be achieved after the requisite service period,” (“ASU 2014-12”). Current U.S. GAAP does not contain explicit guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award. The new guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. The updated guidance will be effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. The Company is in the process of evaluating this guidance; however, it is not expected to have a material effect on the consolidated financial statements upon adoption.

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
The following condensed consolidating financial information presents:

(1)	(a) Condensed consolidating balance sheets as of June 29, 2014 and December 29, 2013.
(b) The related condensed consolidating statements of operations and comprehensive earnings for the Company, Pinnacle Foods Finance, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Three and six months ended June 29, 2014; and
ii. Three and six months ended June 30, 2013.

(c) The related condensed consolidating statements of cash flows for the Company, Pinnacle Foods Finance, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Six months ended June 29, 2014; and
ii. Six months ended June 30, 2013.

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Balance Sheet June 29, 2014

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$—	$161,699	$9,135	$—	$170,834
Accounts receivable, net	—	—	165,921	7,199	—	173,120
Intercompany accounts receivable	25,746	—	250,007	—	(275,753)	—
Inventories, net	—	—	334,008	5,210	—	339,218
Other current assets	—	388	7,948	742	—	9,078
Deferred tax assets	—	(2,982)	152,305	706	—	150,029
Total current assets	25,746	(2,594)	1,071,888	22,992	(275,753)	842,279
Plant assets, net	—	—	552,925	22	—	552,947
Investment in subsidiaries	1,614,593	2,116,084	10,398	—	(3,741,075)	—
Intercompany note receivable	—	1,972,980	7,270	9,800	(1,990,050)	—
Tradenames	—	—	1,951,392	—	—	1,951,392
Other assets, net	—	35,786	125,304	117	—	161,207
Deferred tax assets	—	295,511	—	—	(295,511)	—
Goodwill	—	—	1,637,645	—	—	1,637,645
Total assets	$1,640,339	$4,417,767	$5,356,822	$32,931	$(6,302,389)	$5,145,470
Current liabilities:
Short-term borrowings	$—	$—	$1,998	$—	$—	$1,998
Current portion of long-term obligations	—	21,550	6,532	—	—	28,082
Accounts payable	—	164	155,518	2,083	—	157,765
Intercompany accounts payable	—	270,571	—	5,182	(275,753)	—
Accrued trade marketing expense	—	—	28,143	3,787	—	31,930
Accrued liabilities	—	15,268	76,695	383	—	92,346
Dividends payable	25,746	—	—	—	—	25,746
Total current liabilities	25,746	307,553	268,886	11,435	(275,753)	337,867
Long-term debt	—	2,449,707	26,268	—	—	2,475,975
Intercompany note payable	—	—	1,982,054	7,996	(1,990,050)	—
Pension and other postretirement benefits	—	—	44,400	—	—	44,400
Other long-term liabilities	—	3,555	20,684	2,730	—	26,969
Deferred tax liabilities	—	42,359	898,446	372	(295,511)	645,666
Total liabilities	25,746	2,803,174	3,240,738	22,533	(2,561,314)	3,530,877
Commitments and contingencies (Note 12)
Shareholder’s equity:
Pinnacle common stock	1,173	—	—	—	—	1,173
Additional paid-in-capital	1,331,185	1,332,358	1,285,870	2,324	(2,620,552)	1,331,185
Retained earnings	302,545	302,545	856,822	8,790	(1,168,157)	302,545
Accumulated other comprehensive loss	(20,310)	(20,310)	(26,608)	(716)	47,634	(20,310)
Total Shareholders' equity	1,614,593	1,614,593	2,116,084	10,398	(3,741,075)	1,614,593
Total liabilities and shareholders' equity	$1,640,339	$4,417,767	$5,356,822	$32,931	$(6,302,389)	$5,145,470

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings For the three months ended June 29, 2014

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$612,793	$17,661	$(12,654)	$617,800
Cost of products sold	—	285	452,115	15,558	(12,375)	455,583
Gross profit	—	(285)	160,678	2,103	(279)	162,217
Operating expenses
Marketing and selling expenses	—	657	45,603	1,710	—	47,970
Administrative expenses	—	1,655	22,063	900	—	24,618
Research and development expenses	—	75	2,801	—	—	2,876
Intercompany royalties	—	—	—	9	(9)	—
Intercompany technical service fees	—	—	—	270	(270)	—
Other expense (income), net	—	250	4,593	—	—	4,843
Equity in (earnings) loss of investees	(35,584)	(41,701)	625	—	76,660	—
Total operating expenses	(35,584)	(39,064)	75,685	2,889	76,381	80,307
Earnings before interest and taxes	35,584	38,779	84,993	(786)	(76,660)	81,910
Intercompany interest (income) expense	—	(16,891)	16,855	36	—	—
Interest expense	—	23,980	537	7	—	24,524
Interest income	—	—	17	15	—	32
Earnings (loss) before income taxes	35,584	31,690	67,618	(814)	(76,660)	57,418
Provision (benefit) for income taxes	—	(3,894)	25,917	(189)	—	21,834
Net earnings (loss)	$35,584	$35,584	$41,701	$(625)	$(76,660)	$35,584

Total comprehensive earnings (loss)	$27,852	$27,852	$40,987	$(1,358)	$(67,481)	$27,852

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings For the three months ended June 30, 2013

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$562,492	$21,932	$(15,380)	$569,044
Cost of products sold	—	289	421,143	18,317	(15,133)	424,616
Gross profit	—	(289)	141,349	3,615	(247)	144,428
Operating expenses
Marketing and selling expenses	—	865	44,468	2,175	—	47,508
Administrative expenses	—	13,887	30,571	869	—	45,327
Research and development expenses	—	64	2,725	—	—	2,789
Intercompany royalties	—	—	—	19	(19)	—
Intercompany technical service fees	—	—	—	228	(228)	—
Other expense (income), net	—	34,180	3,653	—	—	37,833
Equity in (earnings) loss of investees	31,839	(27,046)	(169)	—	(4,624)	—
Total operating expenses	31,839	21,950	81,248	3,291	(4,871)	133,457
Earnings before interest and taxes	(31,839)	(22,239)	60,101	324	4,624	10,971
Intercompany interest (income) expense	—	(15,261)	15,220	41	—	—
Interest expense	—	47,137	483	7	—	47,627
Interest income	—	—	31	11	—	42
Earnings (loss) before income taxes	(31,839)	(54,115)	44,429	287	4,624	(36,614)
Provision (benefit) for income taxes	—	(22,276)	17,383	118	—	(4,775)
Net (loss) earnings	$(31,839)	$(31,839)	$27,046	$169	$4,624	$(31,839)

Total comprehensive earnings (loss)	$(2,970)	$(2,970)	$27,399	$361	$(24,790)	$(2,970)

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings For the six months ended June 29, 2014

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$1,252,610	$37,852	$(28,623)	$1,261,839
Cost of products sold	—	479	926,060	34,487	(28,065)	932,961
Gross profit	—	(479)	326,550	3,365	(558)	328,878
Operating expenses
Marketing and selling expenses	—	928	88,244	2,926	—	92,098
Administrative expenses	—	3,351	45,168	2,076	—	50,595
Research and development expenses	—	116	5,242	—	—	5,358
Intercompany royalties	—	—	—	18	(18)	—
Intercompany technical service fees	—	—	—	540	(540)	—
Other expense (income), net	—	250	8,576	—	—	8,826
Equity in (earnings) loss of investees	(76,332)	(88,104)	1,714	—	162,722	—
Total operating expenses	(76,332)	(83,459)	148,944	5,560	162,164	156,877
Earnings before interest and taxes	76,332	82,980	177,606	(2,195)	(162,722)	172,001
Intercompany interest (income) expense	—	(33,781)	33,710	71	—	—
Interest expense	—	47,892	984	15	—	48,891
Interest income	—	—	28	30	—	58
Earnings (loss) before income taxes	76,332	68,869	142,940	(2,251)	(162,722)	123,168
Provision (benefit) for income taxes	—	(7,463)	54,836	(537)	—	46,836
Net earnings (loss)	$76,332	$76,332	$88,104	$(1,714)	$(162,722)	$76,332

Total comprehensive earnings (loss)	$63,519	$63,519	$87,620	$(2,306)	$(148,833)	$63,519

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings For the six months ended June 30, 2013

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$1,169,073	$42,548	$(29,596)	$1,182,025
Cost of products sold	—	301	875,626	35,882	(29,053)	882,756
Gross profit	—	(301)	293,447	6,666	(543)	299,269
Operating expenses
Marketing and selling expenses	—	935	88,369	3,832	—	93,136
Administrative expenses	—	14,465	51,634	1,786	—	67,885
Research and development expenses	—	69	5,047	—	—	5,116
Intercompany royalties	—	—	—	28	(28)	—
Intercompany technical service fees	—	—	—	515	(515)	—
Other expense (income), net	—	34,180	7,310	—	—	41,490
Equity in (earnings) loss of investees	7,043	(62,471)	(258)	—	55,686	—
Total operating expenses	7,043	(12,822)	152,102	6,161	55,143	207,627
Earnings before interest and taxes	(7,043)	12,521	141,345	505	(55,686)	91,642
Intercompany interest (income) expense	—	(38,551)	38,478	73	—	—
Interest expense	—	87,217	1,052	14	—	88,283
Interest income	—	—	33	12	—	45
Earnings (loss) before income taxes	(7,043)	(36,145)	101,848	430	(55,686)	3,404
Provision (benefit) for income taxes	—	(29,102)	39,377	172	—	10,447
Net (loss) earnings	$(7,043)	$(7,043)	$62,471	$258	$(55,686)	$(7,043)

Total comprehensive earnings (loss)	$22,949	$22,949	$63,508	$854	$(87,311)	$22,949

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Cash Flows For the six months ended June 29, 2014
	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$(16,554)	$206,373	$(3,265)	$—	$186,554
Cash flows from investing activities
Payments for business acquisition	—	—	(11,769)	—	—	(11,769)
Intercompany accounts receivable/payable	—	—	—	—	—	—
Repayments of intercompany loans	—	45,717	—		(45,717)	—
Investment in Subsidiary	50,745	—	—	—	(50,745)	—
Capital expenditures	—	—	(56,210)	—	—	(56,210)
Net cash (used in) provided by investing activities	50,745	45,717	(67,979)	—	(96,462)	(67,979)
Cash flows from financing activities
Proceeds from issuance of common stock	165	—	—	—	—	165
Excess tax benefits on stock-based compensation	786	—	—	—	—	786
Taxes paid related to net share settlement of equity awards	(3,061)	—	—	—	—	(3,061)
Dividends paid	(48,635)	—	—	—	—	(48,635)
Repayments of long-term obligations	—	(10,775)	(585)	—	—	(11,360)
Proceeds from short-term borrowing	—	—	1,773	—	—	1,773
Repayments of short-term borrowing	—	—	(2,185)	—	—	(2,185)
Intercompany accounts receivable/payable	—	(16,278)	16,278		—	—
Parent investment	—	(2,110)	(48,635)	—	50,745	—
Repayments of intercompany loans	—	—	(45,717)	—	45,717	—
Repayment of capital lease obligations	—	—	(1,755)	—	—	(1,755)
Debt acquisition costs	—	—	(214)	—	—	(214)
Net cash (used in) provided by financing activities	(50,745)	(29,163)	(81,040)	—	96,462	(64,486)
Effect of exchange rate changes on cash	—	—	—	6	—	6
Net change in cash and cash equivalents	—	—	57,354	(3,259)	—	54,095
Cash and cash equivalents - beginning of period	—	—	104,345	12,394	—	116,739
Cash and cash equivalents - end of period	$—	$—	$161,699	$9,135	$—	$170,834

Supplemental disclosures of cash flow information:
Interest paid	$—	$44,423	$952	$—	$—	$45,375
Interest received	—	30	28	—	—	58
Income taxes paid	—	—	3,124	532	—	3,656
Non-cash investing and financing activities:
New capital leases	—	—	282	—	—	282
Dividends payable	25,746	—	—	—	—	25,746

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Cash Flows For the six months ended June 30, 2013

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$(55,886)	$165,264	$2,739	$—	$112,117
Cash flows from investing activities
Intercompany accounts receivable/payable	—	99,748	—	—	(99,748)	—
Investment in subsidiaries	(624,146)	—	—	—	624,146	—
Capital expenditures	—	—	(43,823)	—	—	(43,823)
Sale of plant assets	—	—	1,775	—	—	1,775
Net cash (used in) provided by investing activities	(624,146)	99,748	(42,048)	—	524,398	(42,048)
Cash flows from financing activities
Proceeds from the issuance of initial public offering	623,929	—	—	—	—	623,929
Proceeds from the issuance of common stock	217	—	—	—	—	217
Proceeds from bond offering	—	350,000	—	—	—	350,000
Proceeds from bank term loan	—	1,625,925	—	—	—	1,625,925
Repayments of long-term obligations	—	(1,732,071)	—	—	—	(1,732,071)
Repurchase of notes	—	(899,180)	—	—	—	(899,180)
Proceeds from short-term borrowing	—	—	1,935	—	—	1,935
Repayments of short-term borrowing	—	—	(2,732)	—	—	(2,732)
Intercompany accounts receivable/payable	—	—	(99,748)		99,748	—
Repayment of capital lease obligations	—	—	(1,377)	—	—	(1,377)
Investment from parent	—	624,146	—	—	(624,146)	—
Debt acquisition costs	—	(12,491)	—	—	—	(12,491)
Parent reduction in investment in subsidiary	191	(191)	—	—	—	—
Repurchases of equity	(191)	—	—	—	—	(191)
Net cash (used in) provided by financing activities	624,146	(43,862)	(101,922)	—	(524,398)	(46,036)
Effect of exchange rate changes on cash	—	—	—	212	—	212
Net change in cash and cash equivalents	—	—	21,294	2,951	—	24,245
Cash and cash equivalents - beginning of period	—	—	83,123	9,158	—	92,281
Cash and cash equivalents - end of period	$—	$—	$104,417	$12,109	$—	$116,526

Supplemental disclosures of cash flow information:
Interest paid	$—	$76,725	$1,009	$—	$—	$77,734
Interest received	—	—	34	11	—	45
Income taxes (refunded) paid	—	—	1,939	205	—	2,144
Non-cash investing and financing activities:
New capital leases	—	—	6,461	—	—	6,461
Dividends payable	21,107	—	—	—	—	21,107

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

18. Subsequent Events

On May 12, 2014 the Company entered into a definite merger agreement for the sale of the Company to The Hillshire Brands Company ("Hillshire"). Subsequently, Hillshire received an offer from Tyson Foods, Inc. ("Tyson") to acquire all of its outstanding common shares. On June 16, 2014, in light of the Tyson offer, Hillshire's board of directors withdrew its recommendation of the pending acquisition of Pinnacle. Under the terms of the merger agreement, as a result of the change in recommendation, the Company had the right to terminate its merger agreement with Hillshire, which it did on June 30, 2014. As a result of the termination, on July 2, 2014, the Company received a merger termination fee payment of $163.0 million from Tyson, on behalf of Hillshire, which will be recorded in the third quarter of 2014. One-time fees and expenses associated with the merger agreement, including external advisors and employee incentives are expected to total approximately $20 million. These fees and expenses are expected to impact the Company's earnings statements by the following approximate amounts: second quarter 2014 $2.1 million, third quarter 2014 $12 million, fourth quarter 2014 $4 million and first quarter 2015 $2 million. The termination fee payment net of one-time fees and expenses, as well as income taxes, is expected to add approximately $87 million to earnings on an after-tax basis.

On July 8, 2014, the Company paid down $200.0 million of the Tranche G Term Loans with a combination of the merger termination fee payment and cash on hand.

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

Overview

We are a leading manufacturer, marketer and distributor of high quality, branded food products in North America. We manage the business in three operating segments: Birds Eye Frozen, Duncan Hines Grocery and Specialty Foods. Our Birds Eye Frozen Division manages our Leadership Brands in the United States retail frozen vegetables (Birds Eye), frozen complete bagged meals (Birds Eye Voila!), and frozen prepared seafood (Van de Kamp’s and Mrs. Paul’s) categories, as well as our Foundation Brands in the full-calorie single-serve frozen dinners and entrées (Hungry-Man), frozen pancakes / waffles / French Toast (Aunt Jemima), frozen and refrigerated bagels (Lender’s) and frozen pizza for one (Celeste) categories. Our Duncan Hines Grocery Division manages our Leadership Brands in the baking mixes and frostings (Duncan Hines), shelf-stable pickles (Vlasic), liquid and dry-mix salad dressings (Wish-Bone and Western), and table syrups (Mrs. Butterworth’s and Log Cabin) categories, and our Foundation Brands in the canned meat (Armour, Nalley and Brooks), pie and pastry fillings (Duncan Hines Comstock and Wilderness), and barbecue sauces (Open Pit) categories as well as all Canadian operations. We refer to the sum of our Birds Eye Frozen Division and our Duncan Hines Grocery Division as our North America Retail businesses. Our Specialty Foods Division consists of snack products (Tim’s Cascade and Snyder of Berlin) and our Foodservice and Private Label businesses.
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
Industry Trends
Growth in our industry is driven primarily by population growth, changes in product selling prices and changes in consumption between out-of-home and in-home eating. In the current economic environment, consumers are looking for value alternatives, which has caused an increase in the percentage of products sold on promotion and a shift from traditional retail grocery to mass merchandisers, club stores and the dollar store channels. We are well positioned in grocery and alternative channels, maintaining strong customer relationships across key retailers in each division.

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

Costs recorded in administrative and research and development expenses in the consolidated statement of operations include.

◦
Administrative expenses. These expenses consist of personnel and facility charges and also include third party professional and other services. Our lean, nimble structure and efficient internal processes has enabled us to hold our overhead costs (i.e., selling, general and administrative expenses, excluding marketing investment and one-time items) at approximately 9.0% of net sales.

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
Other Factors
Other factors that have influenced our results of operations and may do so in the future include:

•
Interest Expense. Our 2013 IPO and debt refinancings (the “April 2013 Refinancing”) have improved our debt profile and significantly reduced our leverage and our expected future interest expense. See Note 1 and Note 9 to the consolidated financial statements included elsewhere in this 10-Q for further details. However, as a result of the Blackstone Transaction, the Birds Eye acquisition and the Wish-Bone acquisition, we still have significant indebtedness. Although we expect to continue to reduce our leverage over time, which includes our July 8, 2014 $200.0 million principal payment of the Tranche G Term Loans, we expect interest expense to continue to be a significant, although declining, component of our expenses. See “Liquidity and Capital Resources” below.

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

•
Acquisitions and Consolidations. We believe we have the expertise to identify and integrate value-enhancing acquisitions to further grow our business. We have successfully integrated acquisitions in the past. We have, however, incurred significant costs in connection with integrating these businesses and streamlining our operations. On October 1, 2013 we acquired Wish-Bone from Unilever PLC for cash consideration of $575.2 million and expect to incur approximately $50.0 million in capital expenditures and approximately $8.0 million of additional expenditures to integrate the business and drive significant synergies and cost efficiencies. As of December 30, 2013, exclusive of the ongoing co-manufacturing agreement, the Wish-Bone business was fully integrated into Pinnacle. On March 31, 2014 we acquired the Duncan Hines manufacturing business from Gilster, the Company's primary co-packer. We expect to incur approximately $5.0 million in capital expenditures and approximately $5.0 million of additional expenditures to integrate the business.

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

Results of Operations:
Consolidated Statements of Operations
The following tables set forth our statement of operations data expressed in dollars and as a percentage of net sales.

	Three months ended				Six months ended
	June 29, 2014		June 30, 2013		June 29, 2014		June 30, 2013
Net sales	$617.8	100.0%	$569.0	100.0%	$1,261.8	100.0%	$1,182.0	100.0%
Cost of products sold	455.6	73.7%	424.6	74.6%	933.0	73.9%	882.8	74.7%
Gross profit	162.2	26.3%	144.4	25.4%	328.8	26.1%	299.2	25.3%
Operating expenses:
Marketing and selling expenses	$48.0	7.8%	$47.5	8.3%	$92.1	7.3%	$93.1	7.9%
Administrative expenses	24.6	4.0%	45.3	8.0%	50.6	4.0%	67.9	5.7%
Research and development expenses	2.9	0.5%	2.8	0.5%	5.4	0.4%	5.1	0.4%
Other expense (income), net	4.8	0.8%	37.8	6.6%	8.8	0.7%	41.5	3.5%
Total operating expenses	$80.3	13.0%	$133.4	23.4%	$156.9	12.4%	$207.6	17.6%
Earnings before interest and taxes	$81.9	13.3%	$11.0	1.9%	$172.0	13.6%	$91.6	7.7%

	Three months ended		Six months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net sales
Birds Eye Frozen	$246.2	$244.0	$540.5	$536.5
Duncan Hines Grocery	290.0	238.8	554.9	466.0
North America Retail	536.2	482.8	1,095.3	1,002.5

Specialty Foods	81.6	86.2	166.5	179.5
Total	$617.8	$569.0	$1,261.8	$1,182.0

Earnings before interest and taxes
Birds Eye Frozen	$37.1	$36.5	$83.8	$85.5
Duncan Hines Grocery	46.3	29.7	89.0	59.1
Specialty Foods	6.3	4.9	13.4	13.1
Unallocated corporate expenses	(7.9)	(60.1)	(14.2)	(66.0)
Total	$81.9	$11.0	$172.0	$91.6

Depreciation and amortization
Birds Eye Frozen	$9.7	$9.3	$19.7	$18.6
Duncan Hines Grocery	6.9	5.5	13.4	11.3
Specialty Foods	3.0	3.9	6.9	8.1
Total	$19.6	$18.7	$40.0	$38.0

Adjustments to Earnings (loss) before Interest and Taxes and Depreciation and Amortization used in the calculation of Adjusted EBITDA as described below in the "Covenant Compliance" section, by Segment, are as follows:

	Three months ended		Six months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Adjustments to Earnings (loss) before interest and taxes (1)
Birds Eye Frozen	$(0.1)	$2.4	$0.3	$3.2
Duncan Hines Grocery	2.2	4.4	4.4	6.8
Specialty Foods	—	0.2	0.1	0.2
Unallocated corporate expenses	2.3	53.2	2.3	54.3

(1) The amounts in the three and six months ended June 30, 2013 have been conformed to the current year presentation as equity-based compensation is no longer treated as an adjustment to Earnings (loss) before interest and taxes.

Three months ended June 29, 2014 compared to the three months ended June 30, 2013
Net sales
Net sales for the three months ended June 29, 2014 increased $48.8 million or 8.6% versus year-ago to $617.8 million, reflecting a 9.6% increase from the benefit of the Wish-Bone acquisition and a 2.0% increase from volume/mix, largely reflecting the benefit of the Easter holiday occurring three weeks later in 2014 as compared to 2013. Partially offsetting these factors were lower net pricing of 2.8%, stemming from Easter-related promotional activity and trade investments made during the quarter to strengthen our presence at retail and a 0.2% decrease from foreign exchange.
Net sales in our North America Retail businesses for the second quarter increased 11.0% versus year-ago to $536.2 million, including an 11.2% increase from the Wish-Bone acquisition and a 3.2% increase from volume/mix. Also impacting the comparison was lower net pricing of 3.2%, largely due to the aforementioned Easter-related promotional activity and trade investments and a 0.2% decrease from foreign exchange. In an industry marked by no growth and heavier promotional spending, we again outpaced the performance of our composite categories, driving another quarter of market share growth.
Birds Eye Frozen Division:
Net sales in the three months ended June 29, 2014 increased 0.9% versus year-ago to $246.2 million, reflecting a 5.0% increase from volume/mix partially offset by lower net pricing of 4.1%, reflecting the impact of Easter-related promotional spending and trade investments to strengthen retail presence, particularly Birds Eye frozen vegetables and Birds Eye Voila! complete bagged meals. The increase is primarily attributable to growth in Birds Eye frozen vegetables and Birds Eye Voila! complete bagged meals, reflecting the later Easter holiday in 2014, distribution expansion and the benefit of recently launched products such as new Birds Eye Steamfresh and Birds Eye Voila! family size varieties. This increase was partially offset by lower sales of Celeste pizza, Aunt Jemima breakfast products and Mrs. Paul's and Van de Kamp's seafood.
Duncan Hines Grocery Division:
Net sales in the three months ended June 29, 2014 increased 21.4% versus year-ago to $290.0 million, reflecting a 22.6% increase from the Wish-Bone acquisition and a 1.3% increase from volume/mix, partially offset by lower net pricing of 2.0%, reflecting the impacts of Easter-related promotional spending and a 0.5% decrease from foreign exchange. In addition to Wish-Bone, positive contributors to the quarter included Duncan Hines, which benefited from the first quarter launch of the new blue and pink velvet varieties of our Signature cakes, and Vlasic pickles, primarily driven by the later Easter holiday in 2014. Partially offsetting these increases were lower sales from our Canadian business, resulting from a heightened promotional environment and the unfavorable impact from foreign exchange.

Specialty Foods Division:
Net sales in the three months ended June 29, 2014 were $81.6 million, a decline of 5.3%, reflecting a 4.6% decrease from volume/mix and lower net pricing of 1.7%, partially offset by a 1.0% benefit from the Wish-Bone foodservice business. This decline was primarily driven by increased sales from our snacks business more than offset by lower volume of private label canned meat.
Gross profit
Gross profit for the three months ended June 29, 2014 was $162.2 million, or 26.3% of net sales, compared to $144.4 million, or 25.4% of net sales, in the comparable prior year period. The increase in gross profit as a percentage of net sales was largely driven by improved productivity and favorable product mix partially offset by lower net price realization and inflation.
The following table outlines the factors resulting in the $17.8 million increase in gross profit in the three months ended June 29, 2014 and the 0.9 percentage-point increase in gross margin percentage.

	$ (in millions)	% net sales
Productivity	$13.0	2.1%
Favorable product mix	12.9	1.9
Inflation	(5.0)	(0.8)
Lower net price realization, including slotting	(16.1)	(1.9)
Higher depreciation expense	(0.9)	(0.1)
Other	(2.8)	(0.3)
Subtotal	$1.1	0.9%
Higher sales volume	16.7
Total	$17.8

Marketing and selling expenses
Marketing and selling expenses increased 1.0% to $48.0 million, or 7.8% of net sales, for the three months ended June 29, 2014, compared to $47.5 million, or 8.3% of net sales for the prior year period. The 0.5 percentage-point decrease as a percentage of net sales was driven by $3.0 million of higher expense in the prior year period, primarily business optimization expenses related to the expansion of headquarter direct sales coverage. Excluding these items affecting comparability, Marketing and selling expenses were $48.0 million, or 7.8% of net sales, for the three months ended June 29, 2014, compared to $44.5 million, or 7.8% of net sales for the prior year period.
Administrative expenses
Administrative expenses were $24.6 million, or 4.0% of net sales, for the three months ended June 29, 2014, compared to $45.3 million, or 8.0% of net sales, for the comparable prior year period. The decrease was principally related to $18.5 million in charges incurred in the comparable prior year period related to the termination at the IPO date of the advisory agreement previously in place with Blackstone. Excluding these charges, Administrative expenses were $24.6 million or 4.0% of net sales, for the three months ended June 29, 2014, compared to $26.8 million, or 4.7% of net sales for the prior year period. The improvement primarily reflected lower personnel costs and equity-based compensation.

Research and development expenses:
Research and development expenses were $2.9 million, or 0.5% of net sales, for the three months ended June 29, 2014 compared to $2.8 million, or 0.5% of net sales, for the prior year period.

Other income and expense

	Three months ended
	June 29, 2014	June 30, 2013
Other expense (income), net consists of:
Amortization of intangibles/other assets	$3.2	$3.9
Termination costs associated with the Hillshire merger agreement	2.1	—
Redemption premium on the early extinguishment of debt	—	34.2
Royalty income and other	(0.4)	(0.2)
Total other expense (income), net	$4.8	$37.8

Hillshire merger agreement. Primarily represents professional fees incurred during the quarter related to the terminated merger agreement previously in place with Hillshire. See Note 18 of the Consolidated Financial Statements for further details.

Redemption premium on the early extinguishment of debt. On May 10, 2013, as part of a debt refinancing (the "April 2013 Refinancing") the Company redeemed all $400.0 million of its outstanding 8.25% Senior Notes at a redemption price of 108.5% of the aggregate principal amount at a premium of $34.2 million

Earnings before interest and taxes

Earnings before interest and taxes for the three months ended June 29, 2014 increased $70.9 million, versus year-ago to $81.9 million. The primary driver of the increase was $52.7 million of charges in the comparable prior year period related to the early extinguishment of debt and the IPO related termination of the advisory agreement with Blackstone. Also impacting the comparison was improved gross profit in the current quarter, driven by productivity, favorable product mix and higher volumes, including the benefit of the Wish-Bone acquisition.

Birds Eye Frozen Division:
Earnings before interest and taxes for the three months ended June 29, 2014 were $37.1 million, an increase of $0.5 million, or 1.5%, versus year-ago, largely resulting from improved productivity and increased volume/mix, including Birds Eye frozen vegetables and Birds Eye Voila! complete bagged meals, partially offset by trade investments made in the quarter in addition to higher commodity and logistics costs.

Duncan Hines Grocery Division:
Earnings before interest and taxes increased 56.0%, or $16.6 million, versus year-ago to $46.3 million for the three months ended June 29, 2014, primarily reflecting improved gross profit driven by the benefit of the Wish-Bone acquisition, productivity and reduced commodity prices partially offset by increased logistics costs. Also impacting the comparison was increased investment in consumer focused marketing, such as advertising.
Specialty Foods Division:
Earnings before interest and taxes increased 30.2%, or $1.5 million, versus year-ago to $6.3 million for the three months ended June 29, 2014, primarily due to higher gross profit driven by higher productivity, reduced commodity prices and favorable mix.
Unallocated corporate expense:
Unallocated corporate expense decreased 86.9%, or $52.3 million, to $7.9 million, primarily reflecting the impact of charges incurred in the comparable prior year period of $34.2 million related to the early extinguishment of debt and $18.5 million related to the termination at the IPO date of the advisory agreement previously in place with Blackstone.

Interest expense, net

Net interest expense declined 48.5%, or $23.1 million, to $24.5 million in the three months ended June 29, 2014 from $47.6 million in the three months ended June 30, 2013. Included in net interest expense in the three months ended June 30, 2013 are $22.5 million of charges associated with our 2013 refinancing, which are described below. Excluding these charges, net interest expense declined 2.4%, or $0.6 million.

Our 2013 refinancing included using the net proceeds of $623.9 million ($667.0 million of gross proceeds, net of $43.1 million of underwriting discounts and other fees) from our April 3, 2013 IPO along with cash on hand to redeem all $465.0 million of our 9.25% Senior Notes on April 15, 2013 and to repay $202.0 million of Tranche B Term Loans. In addition, on April 29, 2013, the Company entered into the Second Amended and Restated Credit Agreement which provided for the issuance of $1.63 billion of Tranche G Term Loans due 2020 and the extension of the due date of our revolving credit facility to 2018. The proceeds were used to repay all previous outstanding borrowings under the Senior Secured Credit Facility. This refinancing resulted in our recognizing approximately $22.5 million of charges to interest expense during the second quarter of 2013. The charges recognized consisted of $14.9 million of existing deferred financing costs and original issue discounts as well as $4.8 million of new costs incurred in connection with the transaction that were recorded directly to interest expense and a $2.8 million charge resulting from the de-designation and termination of interest rate swaps.

We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements, excluding the Accumulated other comprehensive (loss) earnings (“AOCL”) portion, are recorded as an adjustment to interest expense. Included in net interest expense was $0.2 million and $0.1 million for the first quarters of 2014 and 2013, respectively, recorded from losses on interest rate swap agreements.
Provision for income taxes

The effective tax rate was 38.0% for the three months ended June 29, 2014, including a benefit of $0.5 million to the provision for income taxes primarily driven by changes to state tax legislation. The effective tax rate was 13.0% for the three months ended June 30, 2013. The effective rate difference for 2013 primarily resulted from the Company discontinuing hedge accounting at the time of the April 2013 refinancing for interest rate swaps in effect at that time (Note 11). Accordingly, changes to the fair value and associated tax effects accumulated in other comprehensive income were recognized to the statement of operations during the second quarter of 2013, resulting in a $9.1 non-cash million deferred tax charge to the provision for income taxes. For the three months ended June 29, 2014, and June 30, 2013 we maintained a valuation allowance against certain state net operating loss carryovers, state tax credits carryovers and foreign loss carryovers. See Note 15 to the Consolidated Financial Statements for Income Taxes.

Under Internal Revenue Code (“the Code”) Section 382, the Company is a loss corporation. Section 382 of the Code places limitations on our ability to use a portion of our NOL carryovers to offset income. The annual Federal NOL limitation that applies to a portion of our NOLCs is approximately $17.0 million to $23.0 million, subject to other rules and restrictions. The Company also has available unencumbered NOLCs that are expected to be utilized. Our NOLCs and certain other tax attributes generated prior to December 23, 2009 may not be utilized to offset Birds Eye income from recognized built-in gains through December 2014, pursuant to Section 384 of the Code.

We have significant tax-deductible intangible asset amortization and federal and state NOLCs, which resulted in minimal federal and state cash taxes in recent years. We expect continued amortization and utilization of our NOLCs will reduce the majority of our federal and state income tax through 2015.

Six months ended June 29, 2014 compared to the six months ended June 30, 2013
Net sales
Net sales for the six months ended June 29, 2014 increased $79.8 million or 6.8% versus year-ago to $1,261.8 million, reflecting a 8.5% increase from the benefit of the Wish-Bone acquisition and a 0.3% increase from volume/mix. This was partially offset by lower net pricing of 1.7% and a 0.3% decrease from foreign exchange.
Net sales in our North American retail businesses for the six months ended June 30, 2013 increased 9.3% versus year-ago to $1,095.3 million including an 9.9% increase from the Wish-Bone acquisition and a 1.6% increase from volume/mix, offset by lower net pricing of 1.9% and a 0.3% decrease from foreign exchange.
Birds Eye Frozen Division:
Net sales in the six months ended June 29, 2014 increased 0.7% versus year-ago to $540.5 million, reflecting a 2.6% increase from volume/mix, partially offset by 1.9% lower net pricing. During the period we realized strong sales of Birds Eye frozen vegetables and Birds Eye Voila! complete bagged meals driven by distribution gains associated with the new

Recipe Ready and Voila! family size varieties, partially offset by lower sales in our Aunt Jemima breakfast product and Celeste pizza, and new product introductory costs behind Birds Eye Steamfresh and Hungry-Man Selects varieties.
Duncan Hines Grocery Division:
Net sales in the six months ended June 29, 2014 increased 19.1% versus year-ago to $554.9 million, reflecting a 21.2% increase from the Wish-Bone acquisition and a 0.4% increase from volume/mix. This was partially offset by lower net pricing of 1.8% and a 0.7% decrease from foreign exchange. Driving higher sales were Armour canned meats on distribution gains and Vlasic pickles. Offsetting these increases were lower sales from our Canadian business in part due to unfavorable foreign exchange, lower sales of our syrups and lower net sales of Duncan Hines.
Specialty Foods Division:
Net sales in the six months ended June 29, 2014 were $166.5 million, a decline of 7.2%, reflecting a 6.7% decrease from volume/mix and lower net pricing of 1.3%, partially offset by a 0.8% benefit from the Wish-Bone foodservice business. Consistent with the three months ended June 29, 2014 the decrease was primarily driven by increased sales from our snacks business more than offset by lower volume of private label canned meat.
Gross profit
Gross profit for the six months ended June 29, 2014 was $328.8 million, or 26.1% of net sales, compared to $299.2 million, or 25.3% of net sales, in the comparable prior year period. The increase in gross profit as a percentage of net sales was largely driven by productivity and favorable product mix partially offset by lower net price realization and higher inflation.
The following table outlines the factors resulting in the $29.6 million increase in gross profit in the six months ended June 29, 2014 and the 0.8 percentage-point increase in gross margin percentage.

	$ (in millions)	% net sales
Productivity	$26.0	2.1%
Favorable product mix	22.5	1.6
Inflation	(21.0)	(1.6)
Lower net price realization, including slotting	(21.4)	(1.2)
Higher depreciation expense	(1.0)	(0.1)
Other	(0.2)	—
Subtotal	$4.9	0.8%
Higher sales volume	24.7
Total	$29.6

Marketing and selling expenses
Marketing and selling expenses were $92.1 million, or 7.3% of net sales, for the six months ended June 29, 2014, compared to $93.1 million, or 7.9% of net sales, for the comparable prior year period. The decrease as a percentage of net sales was driven by $4.6 million of higher expense in the prior year period, primarily business optimization expenses related to the expansion of headquarter direct sales coverage. Excluding these items affecting comparability, Marketing and selling expenses were $92.1 million, or 7.3% of net sales, for the three months ended June 29, 2014, compared to $88.6 million, or 7.5% of net sales for the prior year period.
Administrative expenses
Administrative expenses were $50.6 million, or 4.0% of net sales, for the six months ended June 29, 2014, compared to $67.9 million, or 5.7% of net sales, for the comparable prior year period. The decrease was principally related to $18.5 million in charges incurred in the prior year period related to the termination at the IPO date of the advisory agreement previously in place with Blackstone. Excluding these charges, Administrative expenses increased $1.2 million, or 0.1% of net sales, primarily reflecting higher equity- based compensation and depreciation expense partially offset by lower personnel costs.

Research and development expenses:
Research and development expenses were $5.4 million, or 0.4% of net sales, for the six months ended June 29, 2014 compared to $5.1 million, or 0.4% of net sales, for the comparable prior year period. The increase was primarily related to increased personnel costs from the integration of the Wish-Bone business.

Other income and expense

	Six months ended
	June 29, 2014	June 30, 2013
Other expense (income), net consists of:
Amortization of intangibles/other assets	$7.4	$7.7
Termination costs associated with the Hillshire merger agreement	2.1	—
Redemption premiums on the early extinguishment of debt	—	34.2
Royalty income and other	(0.6)	(0.4)
Total other expense (income), net	$8.8	$41.5

Hillshire merger agreement. Primarily represents professional fees incurred related to the terminated merger agreement previously in place with Hillshire. See Note 18 of the Consolidated Financial Statements for further details.

Redemption premium on the early extinguishment of debt. On May 10, 2013, as part of a debt refinancing (the "April 2013 Refinancing") the Company redeemed all $400.0 million of its outstanding 8.25% Senior Notes at a redemption price of 108.5% of the aggregate principal amount at a premium of $34.2 million

Earnings before interest and taxes

Earnings before interest and taxes for the six months ended June 29, 2014 increased $80.4 million, or 87.7%, versus year-ago to $172.0 million. The primary driver of the increase was $53.4 million of charges in the comparable prior year period related to the early extinguishment of debt and the IPO related termination and ongoing fees of the advisory agreement with Blackstone. Also impacting the comparison was improved gross profit in the current period, driven by productivity, favorable product mix and higher volumes, including the benefit of the Wish-Bone acquisition.

Birds Eye Frozen Division:
Earnings before interest and taxes for the six months ended June 29, 2014 were $83.8 million, a decline of $1.7 million, or 1.9%, versus year-ago, primarily reflecting lower gross profit driven by higher commodity and logistics costs partially offset by higher sales and improved productivity.

Duncan Hines Grocery Division:
Earnings before interest and taxes for the six months ended June 29, 2014 were $89.0 million, an increase of 50.5%, primarily reflecting improved gross profit driven by the benefit of the Wish-Bone acquisition, improved productivity and lower commodity prices partially offset by increased investment in consumer focused marketing, such as advertising.
Specialty Foods Division:
Earnings before interest and taxes for the six months ended June 29, 2014 were $13.4 million, a decline of $0.4 million, or 2.7%, versus year-ago, primarily reflecting lower private label canned meat sales which was nearly offset by improved plant productivity.
Unallocated corporate expense:
Unallocated corporate expense decreased 78.4%, or $51.8 million, to $14.2 million, primarily reflecting charges incurred in the comparable prior year period of $34.2 million related to the early extinguishment of debt and $18.5 million related to the termination at the IPO date of the advisory agreement previously in place with Blackstone.

Interest expense, net
Net interest expense declined 44.6%, or $39.4 million, to $48.8 million in the six months ended June 29, 2014 from $88.2 million in the six months ended June 30, 2013. Included in net interest expense in the six months ended June 30, 2013 are charges associated with our 2013 refinancing. These items which total $22.5 million in 2013 are described below. Excluding these items, net interest expense declined by $16.9 million largely resulting from lower outstanding debt balances driven by IPO related debt reduction as well as lower interest rates on our Notes due to the benefit of our 2013 refinancing.

Our 2013 refinancing included using the net proceeds of $623.9 million ($667.0 million of gross proceeds, net of $43.1 million of underwriting discounts) from our April 3, 2013 IPO along with cash on hand to redeem all $465.0 million of our 9.25% Senior Notes on April 15, 2013 and to repay $202.0 million of Tranche B Term Loans. In addition, on April 29, 2013, the Company entered into the Second Amended and Restated Credit Agreement which provided for the issuance of $1.63 billion of Tranche G Term Loans due 2020 and the extension of the due date of our revolving credit facility to 2018. The proceeds were used to repay all previous outstanding borrowings under the Senior Secured Credit Facility. This refinancing resulted in our recognizing approximately $22.5 million of charges to interest expense in the first six months of 2013. The charges recognized consisted of $14.9 million of existing deferred financing costs and original issue discounts as well as $4.8 million of new costs incurred in connection with the transaction that were recorded directly to interest expense and a $2.8 million charge resulting from the de-designation and termination of interest rate swaps.

We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements, excluding the Accumulated other comprehensive (loss) earnings (“AOCL”) portion, are recorded as an adjustment to interest expense. Included in net interest expense was $0.2 million and $0.9 million for the first six months of 2014 and 2013, respectively, recorded from losses on interest rate swap agreements.
Provision (benefit) for income taxes

The effective tax rate was 38.0% for the six months ended June 29, 2014, including a benefit of $1.1 million to the provision for income taxes primarily driven by changes to state tax legislation. The effective tax rate was 306.9% for the six months ended June 30, 2013. The effective rate difference for 2013 primarily resulted from the Company discontinuing hedge accounting at the time of the April 2013 refinancing for interest rate swaps in effect at that time (Note 11). Accordingly, changes to the fair value and associated tax effects accumulated in other comprehensive income were recognized to the statement of operations during the second quarter of 2013, resulting in a $9.1 million non-cash deferred tax charge to the provision for income taxes. For the six months ended June 29, 2014 and June 30, 2013 we maintained a valuation allowance against certain state net operating carryovers, state tax credits carryovers and foreign loss carryovers. See Note 15 to the Consolidated Financial Statements for Income Taxes.

Under Internal Revenue Code (“the Code”) Section 382, the Company is a loss corporation. Section 382 of the Code places limitations on our ability to use a portion of our NOL carryovers to offset income. The annual Federal NOL limitation that applies to a portion of our NOLCs is approximately $17.0 million to $23.0 million, subject to other rules and restrictions. The Company also has available unencumbered NOLCs that are expected to be utilized. Our NOLCs and certain other tax attributes generated prior to December 23, 2009 may not be utilized to offset Birds Eye income from recognized built-in gains through December 2014, pursuant to Section 384 of the Code.

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
Our principal liquidity requirements have been, and we expect will be, for working capital and general corporate purposes, including capital expenditures and debt service. In addition, subsequent to the IPO, the Company initiated a quarterly dividend program. Currently, the quarterly payment is $0.235 per share, or approximately $28 million per quarter. Capital expenditures are expected to be approximately $120 to $130 million in 2014, which include approximately $55 million related to our acquisition integration projects (Wish-Bone and Gilster acquisitions). We have historically satisfied our liquidity requirements with internally generated cash flows and availability under our revolving credit facility. We expect that our ability to generate cash from our operations and ability to borrow from our credit facilities should be sufficient to support working capital needs, planned growth, capital expenditures, debt service and dividends for the next 12 months and for the foreseeable future. We keep an insignificant amount of cash in foreign accounts, primarily related to the operations of our Canadian business. Tax liabilities related to bringing these funds back into the United States would not be significant and have been accrued.

On July 8, 2014, the Company paid down $200.0 million of the Tranche G Term Loans with a combination of the merger termination fee payment and cash on hand.
Statements of cash flows for the six months ended June 29, 2014 compared to the six months ended June 30, 2013
For the six months ended June 29, 2014, net cash flow increased $54.1 million compared to an increase in net cash flow of $24.2 million for the six months ended June 30, 2013.

Net cash provided by operating activities was $186.6 million for the six months ended June 29, 2014 and was the result of net earnings, excluding non-cash charges and credits, of $164.4 million and a decrease in working capital of $22.2 million. The decrease in working capital was primarily the result of a $33.3 million decrease in inventories resulting from the sell-down of the seasonal inventory build from December 2013 and a $13.8 million increase in accounts payable related to both Wish-Bone and the timing of our inventory purchases. These were partially offset by an $8.4 million increase in accounts receivable driven by the timing of sales, a $9.5 million decrease in accrued liabilities primarily attributable to payment of the 2013 annual bonus and a $5.2 million decrease in accrued trade marketing driven by the seasonality of our marketing programs. The aging profile of accounts receivable has not changed significantly from December 2013. All other working capital accounts generated a net $1.9 million cash outflow.

Net cash provided by operating activities for the six months ended June 30, 2013 was $112.1 million and was the result of net earnings, excluding non-cash charges and credits, of $95.3 million and a decrease in working capital of $16.8 million. The decrease in working capital was primarily the result of a $69.1 million decrease in inventories resulting from the sell-down of the seasonal inventory build from December 2012. These were offset by a $13.2 million decrease in accrued liabilities primarily attributable to lower interest payable resulting from the debt refinancings and debt pay downs, $5.4 million increase in accounts receivable driven by the timing of sales, a $21.1 million decrease in accounts payable driven by the timing of our inventory purchases and a $8.0 million decrease in accrued trade marketing expense driven by the seasonality of our marketing programs. The aging profile of accounts receivable did not change significantly from December 2012. All other working capital accounts generated a net $4.7 million cash outflow.

Net cash used in investing activities was $68.0 million for the six months ended June 29, 2014 and included $56.2 million for capital expenditures as well as $11.8 million of cash outflows to partially fund the acquisition of the Duncan Hines co-manufacturing business. Capital expenditures during the first six months of 2014 included approximately $24.3 million of costs related to our acquisition integration projects.

Net cash used in investing activities for the six months ended June 30, 2013 was $42.0 million and was primarily related to capital expenditures. Capital expenditures during the first six months of 2013 included approximately $5.9 million of costs related to our facility consolidation projects. Investing activities also included $1.8 million of proceeds from the sale of assets previously held for sale.

Net cash used by financing activities for the six months ended June 29, 2014 was $64.5 million and consisted of $48.6 million of dividends paid, $11.4 million of term loan repayments, $2.1 million of cash outflows related to our equity based compensation plans and $2.1 million of net capital leases and notes payable activity. All other financing activities generated a net $0.3 million outflow.

Net cash used by financing activities for the six months ended June 30, 2013 was impacted by our April 2013 refinancing, which is explained in greater detail in Note 9 to the Consolidated Financial Statements. Net cash used by financing activities was $46.0 million and consisted of $1,625.9 million of proceeds from our new Tranche G Term Loan, $623.9 million of proceeds ($667.0 million of gross proceeds net of $43.1 million of underwriting discounts and other fees) from our IPO and $350.0 million of proceeds from our bond offering which were more than offset by $1,732.1 million of term Loan repayments, $899.2 million of repurchases of outstanding notes, $12.5 million of debt acquisition costs and $2.2 million of net capital leases and notes payable activity. All other financing activities generated a net $0.4 million outflow.

Debt
As of June 29, 2014 and December 29, 2013, our long term debt consisted of the following:

	June 29, 2014	December 29, 2013
Long-term debt
- Senior Secured Credit Facility - Tranche G Term Loan due 2020	1,613.7	1,621.9
- Senior Secured Credit Facility - Tranche H Term Loan due 2020	522.4	525.0
- 4.875% Senior Notes due 2021	350.0	350.0
- 3.0% Note payable to Gilster Mary Lee Corporation due 2018	14.3	—
- Unamortized discount on long term debt	(14.8)	(16.1)
- Capital lease obligations	18.5	20.0
	2,504.1	2,500.8
Less: current portion of long-term obligations	28.1	24.6
Total long-term debt	$2,476.0	$2,476.2
To partially fund the Gilster acquisition, on March 31, 2104 as described in Note 3, PFG LLC entered into a $14.9 million note payable to Gilster Mary Lee Corporation. The note has a four-year term with a maturity date of March 31, 2018 and bears interest at 3.0% per annum.

To partially fund the Wish-Bone acquisition, on October 1, 2013 Pinnacle Foods Finance, the Company's wholly-owned subsidiary, entered into an amendment to the Second Amended and Restated Credit Agreement (the “Amendment”) in the form of incremental term loans in the amount of $525.0 million (the “Tranche H Term Loans”). In connection with the Tranche H Term Loans, Pinnacle Foods Finance incurred $8.5 million of original issue discount and deferred financing fees of $10.5 million.
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

We meet the service requirements on our debt utilizing cash flow generated from operations. In addition, the revolving credit facility is available to fund our working capital needs and can also be used to issue up to $50.0 million of letters of credit. There were no borrowings against the revolving credit facility as of June 29, 2014 and December 29, 2013, except in respect of letters of credit. As of June 29, 2014 and December 29, 2013, we had issued approximately $30.7 million and $32.9 million, respectively, of letters of credit under this facility, leaving approximately $119.3 million and $117.1 million, respectively, of unused capacity under the revolving credit facility.

The term loans under the Senior Secured Credit Facility amortize in quarterly installments of 0.25%. The scheduled principal payments of the Tranche G Term Loans outstanding as of June 29, 2014 are $8.2 million in the remainder of 2014, $16.3 million in 2015, $16.3 million in 2016, $20.4 million in 2017, $12.2 million in 2018 and $1,540.4 million thereafter. The scheduled principal payments of the Tranche H Term Loans outstanding as of June 29, 2014 are $2.6 million in the remainder of 2014, $5.3 million in 2015, $5.3 million in 2016, $6.6 million in 2017, $3.9 million in 2018 and $498.7 million thereafter.

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
In addition, under the Senior Secured Credit Facility and the indenture governing the 4.875% Senior Notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Senior Secured Leverage Ratio (which is currently the same as the ratio of Net First Lien Secured Debt to Covenant Compliance EBITDA described above), in the case of the Senior Secured Credit Facility, or to the ratio of Covenant Compliance EBITDA to fixed charges for the most recently concluded four consecutive fiscal quarters, in the case of the Senior Notes. We believe that these covenants are material terms of these agreements and that information about the covenants is material to an investor's understanding our financial performance. As of June 29, 2014, we were in compliance with all covenants and other obligations under the Senior Secured Credit Facility and the indenture governing the 4.875% Senior Notes.
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
The following table provides a reconciliation from our net earnings to EBITDA and Covenant Compliance EBITDA for the three and six months ended June 29, 2014 and June 30, 2013, and the fiscal year ended December 29, 2013. The terms and related calculations are defined in the Senior Secured Credit Facility and the indenture governing the 4.875% Senior Notes.

(thousands of dollars)	Three months ended		Six months ended		Fiscal Year Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013	December 29, 2013
Net earnings	$35,584	$(31,839)	$76,332	$(7,043)	$89,349
Interest expense, net	24,492	47,585	48,833	88,238	132,213
Income tax expense	21,834	(4,775)	46,836	10,447	71,475
Depreciation and amortization expense	19,578	18,755	39,958	38,025	78,225
EBITDA	$101,488	$29,726	$211,959	$129,667	$371,262
Non-cash items (a)	(158)	430	264	26	5,620
Acquisition, merger and other restructuring charges (b)	4,384	7,088	6,587	11,106	22,137
Other adjustment items (c)	169	52,636	169	53,359	53,361
Adjusted EBITDA	$105,883	$89,880	218,979	194,158	$452,380
Wish-Bone acquisition adjustments (1)	3,000	19,194	6,000	37,265	54,716
Non-cash equity-based compensation charges (2)	$2,336	3,150	4,448	3,325	7,933
Covenant Compliance EBITDA	$111,219	$112,224	$229,427	234,748	515,029
Last twelve months Covenant Compliance EBITDA			$509,708

(1)
For the three and six months ended June 29, 2014, represents the net cost savings projected to be realized from acquisition synergies, calculated consistent with the definition of Covenant Compliance EBITDA. For fiscal 2013, represents proforma additional EBITDA from Wish-Bone for the period of fiscal 2013 prior to the Wish-Bone acquisition and the net cost savings projected to be realized from acquisition synergies, calculated consistent with the definition of Covenant Compliance EBITDA.

(2)	Represents non-cash compensation charges related to the granting of equity awards.

(a)	Non-cash items are comprised of the following:

(thousands of dollars)	Three months ended		Six months ended		Fiscal Year Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013	December 29, 2013
Unrealized losses (gains) resulting from hedging activities (1)	(158)	430	264	26	(693)
Effects of adjustments related to the application of purchase accounting (2)	—	—	—	—	6,313
Total non-cash items	$(158)	$430	$264	$26	$5,620
 _________________

(1)	Represents non-cash gains and losses resulting from mark-to-market adjustments of obligations under derivative contracts.

(2)	For fiscal year ended December 29, 2013, represents expense related to the write-up to fair market value of inventories acquired as a result of the Wish-Bone acquisition.

(b)	Acquisition, merger and other restructuring charges are comprised of the following:

(thousands of dollars)	Three months ended		Six months ended		Fiscal Year Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013	December 29, 2013
Expenses in connection with an acquisition or other non-recurring merger costs (1)	$2,100	$452	$2,100	$791	$9,485
Restructuring charges, integration costs and other business optimization expenses (2)	2,284	3,963	4,062	7,444	7,979
Employee severance (3)	—	2,673	425	2,871	4,673
Total acquisition, merger and other restructuring charges	$4,384	$7,088	$6,587	$11,106	$22,137
_________________

(1)
For the three and six months ended June 29, 2014, primarily represents professional fees incurred related to the terminated agreement previously in place with Hillshire Brands. See Note 18 to the Consolidated Financial Statements for further details. For the three and six months ended June 30, 2013, primarily represents IPO related expenses and due diligence investigations. For the fiscal year ended December 29, 2013, primarily represents costs related to the Wish-Bone acquisition, IPO related expenses and due diligence investigations.

(2)
For the three and six months June 29, 2014, represents integration costs of the Duncan Hines manufacturing business located in Centralia, Illinois and of the Wish-Bone acquisition and restructuring related costs from the closure of our Millsboro, DE facility. For the three and six months ended June 30, 2013, primarily represents restructuring and restructuring related charges related to the closure of our Millsboro, DE facility and consulting and business optimization expenses related to the expansion of headquarter direct sales coverage for retail. For the fiscal year ended December 29, 2013, primarily represents restructuring and restructuring related charges related to the closure of our Millsboro, DE facility, consulting and business optimization expenses related to the expansion of headquarter direct sales coverage for retail and a gain from the sale of our Tacoma, WA location in July 2013.

(3)	Represents severance costs paid, or to be paid, to terminated employees.

(c)	Other adjustment items are comprised of the following:

(thousands of dollars)	Three months ended		Six months ended		Fiscal Year Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013	December 29, 2013
Management, monitoring, consulting and advisory fees (1)	$—	$18,456	$—	$19,179	$19,181
Other (2)	169	34,180	169	34,180	34,180
Total other adjustments	$169	$52,636	$169	$53,359	$53,361
_________________

(1)
Represents management/advisory fees and expenses paid to an affiliate of Blackstone. For the fiscal year ended December 29, 2013 and the three and six months ended June 30, 2013, includes $15.1 million relating to the termination of the advisory agreement in connection with its terms.

(2)	For the fiscal year ended December 29, 2013, primarily represents $34.2 million of the premiums paid on the redemption of $400.0 million of 8.25% Senior Notes due 2017.

Our covenant requirements and actual ratios for the twelve months ended June 29, 2014 are as follows:

	Covenant Requirement	Actual Ratio
Senior Secured Credit Facility
Net First Lien Leverage Ratio (1)	5.75 to 1.00	3.89
Total Leverage Ratio (2)	Not applicable	4.61
Senior Notes (3)
Minimum Covenant Compliance EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions (4)	2.00 to 1.00	5.48
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

(2)
The Total Leverage Ratio is not a financial covenant but is used to determine the applicable margin rate under the Senior Secured Credit Facility. The interest rate on our Term Loans will decrease by 0.25 percent after we have attained a Total Leverage Ratio of less than 4.25 to 1.00. The Total Leverage Ratio is calculated by dividing consolidated total debt less the aggregate amount of all unrestricted cash and cash equivalents by Covenant Compliance EBITDA.

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

Inflation
Historically, inflation did not have a significant effect on us as we had been successful in mitigating the effects of inflation with cost reduction and productivity programs. However, inflation became more pronounced in 2012 and 2013, particularly in ingredient costs such as vegetables, flours, shortening/oils, beef, dairy, cocoa, corn sweeteners and energy. In the second half of 2013 the impact of inflation was higher than the previous year, the impact of which flowed through in the first half of 2014. To the extent possible, we offset inflation with productivity programs. However, we spend approximately $1.1 billion annually on ingredients, therefore each 1% change in our weighted average cost of ingredients would increase our Cost of products sold by approximately $11.0 million. If we experience significant inflation, price increases may be necessary in order to preserve our margins and returns. Severe increases in inflation could have an adverse impact on our business, financial condition and results of operations.

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
The following table provides a reconciliation from our gross profit to Adjusted Gross Profit for the six months ended June 29, 2014 and June 30, 2013, and the fiscal year ended December 29, 2013.

(thousands of dollars)	Three months ended		Six months ended		Fiscal Year Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013	December 29, 2013
Gross profit	$162,217	$144,428	$328,878	$299,269	$654,249
Non-cash items (a)	(158)	430	264	26	5,620
Acquisition, merger and other restructuring charges (b)	2,108	2,354	3,663	4,142	4,504
Adjusted Gross Profit	$164,167	$147,212	$332,805	$303,437	$664,373

(a)	Non-cash items are comprised of the following:

(thousands of dollars)	Three months ended		Six months ended		Fiscal Year Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013	December 29, 2013
Unrealized losses (gains) resulting from hedging activities (1)	(158)	430	264	26	(693)
Effects of adjustments related to the application of purchase accounting (2)	—	—	—	—	6,313
Non-cash items	$(158)	$430	$264	$26	$5,620

 _________________

(1)	Represents non-cash gains and losses resulting from mark-to-market obligations under derivative contracts.

(2)	For fiscal 2013, represents expense related to the write-up to fair market value of inventories acquired as a result of the Wish-Bone acquisition.

(b)	Acquisition, merger and other restructuring charges are comprised of the following:

(thousands of dollars)	Three months ended		Six months ended		Fiscal Year Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013	December 29, 2013
Restructuring charges, integration costs and other business optimization expenses (1)	$2,108	$2,155	$3,663	$3,943	$4,305
Employee severance and recruiting (2)	—	199	—	199	199
Total acquisition, merger and other restructuring charges	$2,108	$2,354	$3,663	$4,142	$4,504

 _________________

(1)
For the three and six months ended June 29, 2014 primarily represents restructuring related charges related to the Duncan Hines manufacturing business located in Centralia, Illinois, integration costs for the Wish-Bone acquisition and the closure of our Millsboro, DE facility. For the three and six months ended June 30, 2013, primarily represents restructuring and restructuring related charges, consulting and business optimization expenses in connection with the closures at our Millsboro, DE (March, 2013) and Fulton, NY (March, 2012) facilities. For the fiscal year ended December 29, 2013, primarily represents restructuring and restructuring related charges, consulting and business optimization expenses in connection with the closures at our Millsboro, DE (March 2013) and Fulton NY (March, 2012) facilities and a gain from the sale of our Tacoma, WA location in July 2013.

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

Off-Balance Sheet Arrangements

As of June 29, 2014, we did not have any off-balance sheet obligations.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 29, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective at a level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended June 29, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1:    LEGAL PROCEEDINGS

No material legal proceedings are currently pending.

ITEM 1A:    RISK FACTORS

Our risk factors are summarized under the “Risk Factors” section of our Form 10-K filed on March 6, 2014. There have been no material changes to our risk factors since the filing of the Form 10-K.

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

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to Blackstone by Travelport Limited, which may be considered an affiliate of Blackstone and therefore our affiliate.

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

PINNACLE FOODS INC.

By:	/s/ Craig Steeneck
Name:	Craig Steeneck
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Authorized Officer)
Date:	August 13, 2014

EXHIBIT INDEX

Exhibit Number	Description of exhibit

2.1
Agreement and Plan of Merger, dated as of May 12, 2014, between the Company and Hillshire Brands (previously filed as Exhibit 2.1 to the Current Report on Form 8-K of Pinnacle Foods Inc. filed with the SEC on May 12, 2014 (Commission File Number: 001-35844), and incorporated herein by reference)

3.1
Form of Amended and Restated Certificate of Incorporation of Pinnacle Foods Inc. (previously filed as Exhibit 3.1 to the Current Report on Form 8-K of Pinnacle Foods Inc. filed with the SEC on April 3, 2013 (Commission File Number: 001-35844), and incorporated herein by reference)

3.2
Form of Amended and Restated Bylaws of Pinnacle Foods Inc. (previously filed as Exhibit 3.2 to the Current Report on Form 8-K of Pinnacle Foods Inc. filed with the SEC on April 3, 2013 (Commission File Number: 001-35844), and incorporated herein by reference)

10.1+
Form of Restricted Stock Unit Agreement under 2013 Omnibus Incentive Plan. (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Pinnacle Foods Inc. filed with the SEC on May 14, 2014 (Commission File Number: 001-35844), and incorporated herein by reference)

10.2+
Form of Nonqualified Stock Option Agreement under 2013 Omnibus Incentive Plan. (previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Pinnacle Foods Inc. filed with the SEC on May 14, 2014 (Commission File Number: 001-35844), and incorporated herein by reference)

10.3+
Form of Performance Share Unit Agreement under 2013 Omnibus Incentive Plan. (previously filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Pinnacle Foods Inc. filed with the SEC on May 14, 2014 (Commission File Number: 001-35844), and incorporated herein by reference)

10.4
Voting Agreement, dated as of May 12, 2014, between the Blackstone Entities and Hillshire Brands (previously filed as Exhibit 10.1 to the Current Report on Form 8-K of Pinnacle Foods Inc. filed with the SEC on May 12, 2014 (Commission File Number: 001-35844), and incorporated herein by reference)

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

101.1*
The following materials are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Earnings, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information. (B)

*    Identifies exhibits that are filed as attachments to this document.
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