Form 10-Q
period 2014-09-28
Pinnacle Foods Inc.
filed 2014-11-12
CIK 1564822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2014
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

The Registrant had 117,270,522 shares of common stock, $0.01 par value, outstanding at November 9, 2014.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(thousands, except per share amounts)

	Three months ended		Nine months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net sales	$624,011	$572,455	$1,885,850	$1,754,480
Cost of products sold	460,109	415,052	1,393,070	1,297,808
Gross profit	163,902	157,403	492,780	456,672

Marketing and selling expenses	41,722	40,866	133,820	134,002
Administrative expenses	24,979	25,304	75,574	93,189
Research and development expenses	3,120	2,709	8,478	7,825
Other expense (income), net	(152,549)	3,606	(143,723)	45,096
	(82,728)	72,485	74,149	280,112
Earnings before interest and taxes	246,630	84,918	418,631	176,560
Interest expense	24,879	19,595	73,770	107,878
Interest income	35	23	93	68
Earnings before income taxes	221,786	65,346	344,954	68,750
Provision for income taxes	85,829	24,661	132,665	35,108
Net earnings	$135,957	$40,685	$212,289	$33,642

Net earnings per share
Basic	$1.17	$0.35	$1.84	$0.32
Weighted average shares outstanding - basic	115,728	115,590	115,684	103,921
Diluted	$1.16	$0.35	$1.82	$0.32
Weighted average shares outstanding - diluted	117,004	116,348	116,899	105,978
Dividends declared	$0.235	$0.18	$0.655	$0.36
See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (unaudited)
(thousands of dollars)

	Three months ended		Nine months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net earnings	$135,957	$40,685	$212,289	$33,642
Other comprehensive earnings (loss)
Foreign currency translation	(216)	179	(456)	(4)
Net (loss) gain on financial instrument contracts	3,263	(4,709)	(16,960)	25,627

Reclassifications into earnings:
Financial instrument contracts	144	(439)	(409)	2,825
(Loss) gain on pension actuarial assumption adjustments	(6)	353	169	1,072

Tax (provision) benefit on other comprehensive earnings	(1,094)	1,663	6,934	(2,481)
Total other comprehensive earnings (loss) - net of tax	2,091	(2,953)	(10,722)	27,039
Total comprehensive earnings	$138,048	$37,732	$201,567	$60,681

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
(thousands of dollars, except share and per share amounts)

	September 28, 2014	December 29, 2013
Current assets:
Cash and cash equivalents	$140,452	$116,739
Accounts receivable, net of allowances of $6,658 and $5,849, respectively	192,820	164,664
Inventories	395,067	361,872
Other current assets	5,496	7,892
Deferred tax assets	109,510	141,142
Total current assets	843,345	792,309
Plant assets, net of accumulated depreciation of $339,572 and $297,103, respectively	563,593	523,270
Tradenames	1,951,392	1,951,392
Other assets, net	157,592	186,125
Goodwill	1,637,645	1,628,095
Total assets	$5,153,567	$5,081,191

Current liabilities:
Short-term borrowings	$1,161	$2,437
Current portion of long-term obligations	11,692	24,580
Accounts payable	198,927	142,353
Accrued trade marketing expense	36,390	37,060
Accrued liabilities	102,320	99,755
Dividends payable	29,037	25,119
Total current liabilities	379,527	331,304
Long-term debt (includes $47,329 and $63,796 owed to related parties, respectively)	2,287,430	2,476,167
Pension and other postretirement benefits	41,265	49,847
Other long-term liabilities	28,636	24,560
Deferred tax liabilities	687,725	601,272
Total liabilities	3,424,583	3,483,150
Commitments and contingencies (Note 12)
Shareholders' equity:
Pinnacle preferred stock: $.01 per share, 50,000,000 shares authorized, none issued	—	—
Pinnacle common stock: par value $.01 per share, 500,000,000 shares authorized; issued and outstanding 117,286,852 and 117,231,853, respectively	1,173	1,172
Additional paid-in-capital	1,335,196	1,328,847
Retained earnings	410,834	275,519
Accumulated other comprehensive loss	(18,219)	(7,497)
Total shareholders' equity	1,728,984	1,598,041
Total liabilities and shareholders' equity	$5,153,567	$5,081,191

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands of dollars)

	Nine months ended
	September 28, 2014	September 29, 2013
Cash flows from operating activities
Net earnings	$212,289	$33,642
Non-cash charges (credits) to net earnings
Depreciation and amortization	59,976	57,683
Amortization of discount on term loan	1,865	720
Amortization of debt acquisition costs	3,043	3,378
Call premium on note redemptions	—	34,180
Refinancing costs and write off of debt issuance costs	1,879	19,668
Change in value of financial instruments	3,564	(192)
Equity-based compensation charge	8,386	5,616
Pension expense, net of contributions	(8,758)	(6,756)
Gain on sale of assets held for sale	(1,541)	(3,627)
Other long-term liabilities	1,809	(494)
Deferred income taxes	127,389	33,226
Changes in working capital
Accounts receivable	(28,422)	(25,275)
Inventories	(23,132)	(36,160)
Accrued trade marketing expense	(526)	(5,556)
Accounts payable	54,924	41,746
Accrued liabilities	(802)	(10,464)
Other current assets	673	392
Net cash provided by operating activities	412,616	141,727
Cash flows from investing activities
Payments for business acquisition	(11,769)	—
Capital expenditures	(82,684)	(62,722)
Proceeds from sale of plant assets	2,328	6,853
Net cash used in investing activities	(92,125)	(55,869)
Cash flows from financing activities
Net proceeds from initial public offering	—	623,929
Net proceeds from issuance of common stock	238	329
Repurchases of equity	—	(191)
Excess tax benefits on equity-based compensation	786	—
Taxes paid related to net share settlement of equity awards	(3,061)	—
Dividends paid	(72,985)	(20,831)
Proceeds from bank term loans	—	1,625,925
Proceeds from notes offerings	—	350,000
Repayments of long-term obligations	(217,552)	(1,732,071)
Repurchase of notes	—	(899,180)
Proceeds from short-term borrowings	2,220	2,408
Repayments of short-term borrowings	(3,442)	(3,481)
Repayment of capital lease obligations	(2,707)	(2,320)
Debt acquisition costs	(258)	(12,491)
Net cash used in financing activities	(296,761)	(67,974)
Effect of exchange rate changes on cash	(17)	238
Net change in cash and cash equivalents	23,713	18,122
Cash and cash equivalents - beginning of period	116,739	92,281
Cash and cash equivalents - end of period	$140,452	$110,403

Supplemental disclosures of cash flow information:
Interest paid	$63,435	$91,577
Interest received	93	69
Income taxes paid	5,451	2,998
Non-cash investing and financing activities:
New capital leases	1,286	2,030
Dividends payable	29,037	21,354
See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
(thousands of dollars, except share and per share amounts)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balance, December 30, 2012	81,210,672	$812	$696,512	$252,955	$(61,553)	$888,726
Share issuance	35,968,042	360	623,564			623,924
Shares repurchased	(8,319)	—	(191)			(191)
Equity-based compensation plans	50,400	—	5,950			5,950
Dividends ($0.36 per share) (a)				(42,187)		(42,187)
Comprehensive earnings				33,642	27,039	60,681
Balance, September 29, 2013	117,220,795	$1,172	$1,325,835	$244,410	$(34,514)	$1,536,903

Balance, December 29, 2013	117,231,853	$1,172	$1,328,847	$275,519	$(7,497)	$1,598,041
Equity-based compensation plans	54,999	1	6,349			6,350
Dividends ($0.655 per share) (b)				(76,974)		(76,974)
Comprehensive earnings				212,289	(10,722)	201,567
Balance, September 28, 2014	117,286,852	$1,173	$1,335,196	$410,834	$(18,219)	$1,728,984

(a) $0.18 per share declared May 2013 and September 2013
(b) $0.21 per share declared February 2014 and May 2014, $0.235 per share declared August 2014

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

1. Summary of Business Activities
Business Overview
Pinnacle Foods Inc. (hereafter referred to as “Pinnacle” or the “Company”), formerly known as Crunch Holding Corp., is a holding company whose sole asset is 100% ownership of Peak Finance Holdings LLC (“PFH”). PFH is a holding company whose sole asset is 100% ownership of Pinnacle Foods Finance LLC (“Pinnacle Foods Finance”). Since 2001, the Company and its predecessors have been involved in several business combinations to acquire certain assets and liabilities related to the brands discussed below. On December 23, 2009, Pinnacle Foods Group LLC (“PFG LLC”), an entity wholly owned by Pinnacle Foods Finance, purchased Birds Eye Foods, Inc. (the “Birds Eye acquisition”).
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
Current Ownership
On April 2, 2007, the Company was acquired by, and became a wholly owned subsidiary of, Peak Holdings LLC (“Peak Holdings”), an entity controlled by investment funds affiliated with The Blackstone Group L.P. (“Blackstone”). We refer to this merger transaction and related financing transactions as the Blackstone Transaction. As a result of the Blackstone Transaction, Blackstone owned, through Peak Holdings, approximately 98% of the common stock of the Company.
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

On March 27, 2013, the U.S. Securities and Exchange Commission ("SEC") declared effective the Company's registration statement on Form S-1 related to its initial public offering ("IPO"). The Company's common stock began trading on the New York Stock Exchange ("NYSE"), under the ticker symbol PF, on March 28, 2013. In connection with the IPO, 2,618,307 additional shares were issued through the exercise of a warrant agreement by Peak Holdings LLC ("Peak Holdings") which was the majority owner of the Company prior to the IPO. Immediately thereafter, the warrant agreement was terminated and Peak Holdings was liquidated. On April 3, 2013, the IPO closed in which the Company issued and sold 33,350,000 shares of common stock. After the completion of the IPO, Blackstone owned a majority of the voting power of the Company’s outstanding shares of common stock. As such, the Company was a “controlled company” within the meaning of the corporate governance standards of the NYSE. None of Blackstone, Directors or management of the Company sold any shares as part of the IPO. The Company received approximately $623.9 million in net proceeds ($667.0 million of gross proceeds net of $43.1 million of underwriting discounts and other fees) from the offering, which were used to pay down debt. See Note 9 of the Consolidated Financial Statements "Debt and Interest Expense" for further details.

On December 17, 2013, Blackstone sold 19,550,000 shares, which reduced their ownership to approximately 51%. The Company did not receive any proceeds from the sale.

On September 12, 2014, Blackstone sold an additional 14,825,000 shares. In connection therewith, the underwriters were granted the option to purchase an additional 2,250,000 shares. On October 8, 2014, the underwriters exercised the option in full. After exercise of the underwriters' option, Blackstone's ownership was reduced to 36.6%. As such, the Company no longer qualifies as a "controlled company" under applicable NYSE listing standards. The Company did not receive any proceeds from the sale.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

2. Interim Financial Statements

Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of September 28, 2014, the results of operations for the three and nine months ended September 28, 2014 and September 29, 2013, and the cash flows for the nine months ended September 28, 2014 and September 29, 2013. The results of operations are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 29, 2013.

Annual goodwill and indefinite-lived trade names impairment tests
Goodwill and trade names are tested for impairment annually and whenever events and circumstances indicate that impairment may have occurred. During the third quarter of 2014, we changed the measurement date of our annual goodwill and trade names impairment tests from the end of the fourth quarter to the beginning of the second month in the third quarter. This change did not result in the delay, acceleration or avoidance of an impairment charge. We believe this timing is preferable as it better aligns the goodwill and trade name impairment tests with our strategic business planning process, which is a key component of the tests. The change to the goodwill measurement date was applied prospectively, as retrospective application would have been impractical because we are unable to objectively select assumptions that would have been used in previous periods without the benefit of hindsight. We have completed the required annual testing of goodwill and trade names for impairment and have determined that goodwill and trade names are not impaired.
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

The acquisition was financed through borrowings of $525.0 million in term loans (“Tranche H Term Loans”), $75.3 million of cash on hand, less transaction costs of $6.1 million in the fiscal year ended December 29, 2013 and debt acquisition costs of $10.5 million. Included in the transaction costs of $6.1 million for the fiscal year ended December 29, 2013 are: $4.3 million in merger, acquisition and advisory fees and $1.8 million in legal, accounting and other professional fees. The Company also incurred $8.5 million in original issue discount in connection with the Tranche H Term Loans. This was recorded in Long-term debt on the Consolidated Balance Sheets and is being amortized over the life of the loan using the effective interest method. For more information, see Note 9 to the Consolidated Financial Statements, Debt and Interest Expense.

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

Amounts in millions:

Nine months ended September 29, 2013 (unaudited)
Net sales	$1,903.4
Net earnings	$47.3

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

Level 3:	Unobservable inputs that reflect the Company’s assumptions.
The Company’s financial assets and liabilities subject to recurring fair value measurements and the required disclosures are as follows:

	Fair Value as of September 28, 2014	Fair Value Measurements Using Fair Value Hierarchy			Fair Value as of December 29, 2013	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Interest rate derivatives	$13,712	$—	$13,712	$—	$29,518	$—	$29,518	$—
Foreign currency derivatives	804	—	804	—	307	—	307	—
Commodity derivatives	—	—	—	—	543	—	543	—
Total assets at fair value	$14,516	$—	$14,516	$—	$30,368	$—	$30,368	$—

Liabilities
Interest rate derivatives	$3,254	$—	$3,254	$—	$1,904	$—	$1,904	$—
Commodity derivatives	3,033	—	3,033	—	—	—	—	—
Total liabilities at fair value	$6,287	$—	$6,287	$—	$1,904	$—	$1,904	$—

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

The valuations of these instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate, commodity, and foreign exchange forward curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of the authoritative guidance for fair value disclosure, the Company incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. The Company had no fair value measurements based upon significant unobservable inputs (Level 3) as of September 28, 2014 or December 29, 2013.

In addition to the instruments named above, the Company also makes fair value measurements in connection with its annual goodwill and trade name impairment testing. These measurements would fall into Level 3 of the fair value hierarchy.

5. Other Expense (Income), net

	Three months ended		Nine months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Other expense (income), net consists of:
Amortization of intangibles/other assets	$3,187	$3,872	$10,548	$11,616
Termination fee payment, net of costs, associated with the Hillshire merger agreement	(155,073)	—	(152,988)	—
Redemption premiums on the early extinguishment of debt	—	—	—	34,180
Royalty income and other	(663)	(266)	(1,283)	(700)
Total other expense (income), net	$(152,549)	$3,606	$(143,723)	$45,096

Hillshire merger agreement. On May 12, 2014 the Company entered into a definitive merger agreement for the sale of the Company to The Hillshire Brands Company ("Hillshire"). Subsequently, Hillshire received an offer from Tyson Foods, Inc. ("Tyson") to acquire all of its outstanding common shares. On June 16, 2014, in light of the Tyson offer, Hillshire's board of directors withdrew its recommendation of the pending acquisition of the Company. Under the terms of the merger agreement, as a result of the change in recommendation, the Company had the right to terminate its merger agreement with Hillshire, which it did on June 30, 2014. As a result of the termination, on July 2, 2014, the Company received a merger termination fee payment of $163.0 million from Tyson, on behalf of Hillshire. One-time fees and expenses associated with the merger agreement, comprising external advisors' fees and employee incentives, including equity awards, are expected to total approximately $20 million, of which $13.8 million have been incurred to date. The net impact to year to date pre-tax earnings are as follows: ($153.0) million in Other Expense (income), $1.5 million in Cost of products sold, $1.0 million in Marketing and selling expenses, $1.1 million in Administrative expenses and $0.2 million in Research and development expenses.

Redemption premium on the early extinguishment of debt. On May 10, 2013, as part of a debt refinancing (the "Refinancing") the Company redeemed all $400.0 million of its outstanding 8.25% Senior Notes at a redemption price of 108.5% of the aggregate principal amount at a premium of $34.2 million.

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

Expense Information

The following table summarizes equity-based compensation expense which was allocated as follows:

	Three months ended		Nine months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Cost of products sold	$1,321	$81	$1,792	$389
Marketing and selling expenses	789	56	1,717	991
Administrative expenses	1,657	2,069	4,590	4,082
Research and development expenses	171	85	287	154
Pre-tax equity-based compensation expense	3,938	2,291	8,386	5,616
Income tax benefit	(1,418)	(698)	(2,884)	(1,378)
Net equity-based compensation expense	$2,520	$1,593	$5,502	$4,238

As of September 28, 2014, cumulative unrecognized equity compensation expense of the unvested portion of shares for the Company's two long-term incentive programs was $54,881. The weighted average period over which vesting will occur is approximately 4.6 years for the 2007 Stock Incentive Plan and 2.5 years for the 2013 Omnibus Plan. Options under the plans have a termination date of 10 years from the date of issuance.

2007 Stock Incentive Plan

The Company adopted an equity option plan (the “2007 Stock Incentive Plan”) providing for the issuance of up to 1,104,888 shares of the Company's common stock through the granting of nonqualified stock options. For options granted pursuant to the 2007 Stock Incentive Plan from 2007 to 2009, generally 25% of the options will vest ratably over five years (“Time-Vested Options”), subject to full acceleration upon a change of control. Fifty percent of the options vest ratably over five years if annual or cumulative Adjusted EBITDA targets, as defined, are met ("Performance Options"). The final 25% of the options vest upon a liquidity event, if a 12% annual internal rate of return is attained by Blackstone ("Exit Options"). Subsequent to 2009, the Company awarded options in the form of Time-Vested Options (25%) and Performance Options (75%) to certain employees. The options have essentially the same vesting provisions as stated above, including the provisions that if there is a change of control or liquidity event and if a 12% annual internal rate of return is attained by Blackstone, then all the Performance Options will also vest and become exercisable. Prior to March 1, 2013, this annual internal rate of return target was 20%, but the Compensation Committee of the Board of Directors reduced the target for vesting purposes on that date from 20% to 12% to reflect changes in the food industry environment since the plan was adopted. Subsequent to the adoption of the 2013 Omnibus Incentive Plan (as further described below), there will be no more grants under this plan.

The following table summarizes the equity option transactions under the 2007 Stock Incentive Plan:

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

		Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Life	Aggregate Intrinsic Value (000's)
Outstanding, December 29, 2013		314,396	$10.22	$6.13	5.51	$5,352

	Granted	—	—	—
	Exercised	(22,964)	10.34	4.37
	Forfeitures	(17,456)	11.92	7.32
Outstanding, September 28, 2014		273,976	10.10	6.21	4.70	6,069

Exercisable, September 28, 2014		103,308	$9.69	$4.22	4.29	$2,330

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

2013 Omnibus Incentive Plan

In connection with the IPO, the Company adopted an equity incentive plan (the “2013 Omnibus Incentive Plan”) providing for the issuance of up to 11,300,000 shares of the Company's common stock which will be reserved for issuance under (1) equity awards granted as a result of the conversion of unvested PIUs into restricted common stock of the Company, (2) stock options and other equity awards granted in connection with the completion of the IPO, and (3) awards granted by the Company under the 2013 Omnibus Plan following the completion of the IPO. Awards granted subsequent to the IPO include equity options, non-vested shares, restricted stock units ("RSU's") and total shareholder return performance share units ("PSU's"). Under the program, awards of PSU's will be earned by comparing the company's total shareholder return during a three-year period to the respective total shareholder returns of companies in a performance peer group. Based upon the company's ranking in the performance peer group, a recipient of PSU's may earn a total award ranging from 0% to 200% of the initial grant. Pursuant to the 2013 Omnibus Plan,

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

certain officers, employees, managers, directors and other persons are eligible to receive grants of equity based awards, as permitted by applicable law.

On March 27, 2013, in connection with the IPO, the Company issued 2,310,000 "Founders Grants" options under the 2013 Omnibus Plan. The options vest in full at the end of three years. Additionally, 82,460 non-vested shares were issued which also vest in full at the end of three years. Pursuant to his employment agreement, on April 3, 2013, Robert J. Gamgort, the Chief Executive Officer, became entitled to 200,000 shares of common stock, subject to his continued service through April 3, 2014. On April 3, 2014, net of tax withholdings, 96,300 shares were issued to Mr. Gamgort. On August 1, 2013, an additional 66,042 non-vested shares and 155,575 options were issued to various employees. The non-vested shares vest in full at the end of four years while the options vest in full at the end of three years. On December 2, 2013, 30,626 options were issued that vest in full at the end of three years. On January 2, 2014, 9,135 non-vested shares and 30,447 options were issued. Both the non-vested shares and the options vest in full at the end of three years. On April 1, 2014, 243,446 PSU's, 811,540 options and 129,453 RSU's were issued that will vest in full at the end of three years. On June 10, 2014, 12,712 RSU's were issued that vest in full after one year. As a result of the termination of the Hillshire merger agreement, on July 8, 2014, 180,000 RSU's were awarded to employees who did not previously participate in the Company's equity incentive plan, which vest in full on March 13, 2015.

The following table summarizes the equity option transactions under the 2013 Omnibus Plan:

		Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Life	Aggregate Intrinsic Value (000's)
Outstanding, December 29, 2013		2,330,491	$20.47	$4.82	9.27	$15,782

	Granted	841,987	29.21	8.43
	Exercised	—	—	—
	Forfeitures	(140,276)	21.37	5.20
Outstanding, September 28, 2014		3,032,202	$22.85	$5.80	8.79	$28,490

None were exercisable as of September 28, 2014.

The Company currently uses the Black-Scholes pricing model as its method of valuation for equity option awards. The fair value of the options granted during the nine months ended September 28, 2014 and September 29, 2013, respectively, was estimated on the date of the grant with the following weighted average assumptions:

	September 28, 2014	September 29, 2013
Risk-free interest rate	2.2%	1.16%
Expected time to option exercise	6.50 years	6.50 years
Expected volatility of Pinnacle Foods Inc. stock	37%	35%
Expected dividend yield on Pinnacle Foods Inc. stock	2.9%	3.6%	*

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

		Number of Shares	Weighted Average Fair Value at Grant Date	Aggregate Intrinsic Value (000's)
Outstanding, December 29, 2013		1,645,718	$20.34	$44,829

	Granted	331,300	30.26
	Forfeitures	(87,254)	21.61
	Vested	(274,872)	20.00
Outstanding, September 28, 2014		1,614,892	$22.37	$52,080

The fair value of the non-vested shares and RSU's is determined based on the quoted price of the Company's stock at the date of grant.

The following table summarizes the changes in Performance Share Units ("PSU's").

		Number of Instruments	Weighted Average Fair Value at Grant Date	Aggregate Intrinsic Value (000's)
Outstanding, December 29, 2013		—	$—	$—

	Granted	243,446	37.60
	Forfeitures	(5,164)	37.60
	Vested	—	—
Outstanding, September 28, 2014		238,282	$37.60	$7,685

The Company estimated the fair value of PSU's at the date of grant using a Monte Carlo simulation. The fair value of the PSU's granted during the nine months ended September 28, 2014, was estimated on the date of the grant with the following assumptions:

September 28, 2014
Risk-free interest rate	0.9%
Expected term	3.00 years
Expected volatility	35%
Expected dividend yield	2.8%

Other Comprehensive Earnings

The following table presents amounts reclassified out of Accumulated Other Comprehensive Loss ("AOCL") and into Net earnings for the three and nine months ended September 28, 2014 and September 29, 2013.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Gain/(Loss)	Amounts Reclassified from AOCL
	Three months ended		Nine months ended
Details about Accumulated Other Comprehensive Earnings Components	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013		Reclassified from AOCL to:
Gains and losses on financial instrument contracts
Interest rate contracts	$(279)	$(15)	$(525)	$(3,961)		Interest expense
Foreign exchange contracts	135	454	934	1,136		Cost of products sold
Total pre-tax	(144)	439	409	(2,825)
Tax (expense) benefit	36	(239)	(301)	935		Provision for income taxes
Deferred tax (expense)	—	—	—	(9,070)	(a)	Provision for income taxes
Net of tax	(108)	200	108	(10,960)

Pension actuarial assumption adjustments
Amortization of actuarial loss	6	(353)	(169)	(1,072)	(b)	Cost of products sold
Tax (expense) benefit	(2)	136	65	413		Provision for income taxes
Net of tax	4	(217)	(104)	(659)
Net reclassifications into net earnings	$(104)	$(17)	$4	$(11,619)

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

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings or loss for common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are calculated by dividing net earnings by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

	Three months ended		Nine months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Weighted-average common shares	115,727,666	115,590,396	115,684,420	103,921,211
Effect of dilutive securities:	1,276,085	757,112	1,214,332	2,057,157
Dilutive potential common shares	117,003,751	116,347,508	116,898,752	105,978,368

Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities. For the three and nine months ended September 28, 2014, conversion of stock options, non-vested shares, RSU's and PSU's totaling 835,018 and 920,839, respectively, into common share equivalents were excluded from this calculation as their effect would have been anti-dilutive. For the three and nine months ended September 29, 2013, conversion of stock options and non-vested shares totaling 180,297 and 2,454,101, respectively, into common share equivalents were excluded from this calculation as their effect would have been anti-dilutive.

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

	September 28, 2014	December 29, 2013
Customers	$193,756	$160,704
Allowances for cash discounts, bad debts and returns	(6,658)	(5,849)
Subtotal	187,098	154,855
Other receivables	5,722	9,809
Total	$192,820	$164,664

Inventories. Inventories are as follows:

	September 28, 2014	December 29, 2013
Raw materials, containers and supplies	$63,823	$53,779
Finished product	331,244	308,093
Total	$395,067	$361,872

The Company has various purchase commitments for raw materials, containers, supplies and certain finished products incident to the ordinary course of business. Such commitments are not at prices in excess of current market.

Other Current Assets. Other Current Assets are as follows:

	September 28, 2014	December 29, 2013
Prepaid expenses	$4,967	$5,560
Prepaid income taxes	529	776
Assets held for sale	—	1,556
Total	$5,496	$7,892

Assets held for sale was comprised of our closed plant in Millsboro, DE, which was sold on September 15, 2014 for cash of $2.3 million.

Plant Assets. Plant assets are as follows:

	September 28, 2014	December 29, 2013
Land	$14,212	$14,061
Buildings	204,393	196,206
Machinery and equipment	608,151	576,156
Projects in progress	76,409	33,950
Subtotal	903,165	820,373
Accumulated depreciation	(339,572)	(297,103)
Total	$563,593	$523,270

Depreciation was $16,831 and $49,428 during the three and nine months ended September 28, 2014, respectively. Depreciation was $15,786 and $46,067 during the three and nine months ended September 29, 2013, respectively. As of September 28, 2014 and December 29, 2013, Machinery and equipment included assets under capital lease with a book value of $19,901 and $19,168 (net of accumulated depreciation of $10,605 and $9,425), respectively.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Accrued Liabilities. Accrued liabilities are as follows:

	September 28, 2014	December 29, 2013
Employee compensation and benefits	$57,714	$59,871
Interest payable	16,926	14,108
Consumer coupons	2,258	1,445
Accrued restructuring charges	862	1,938
Accrued financial instrument contracts (see Note 11)	3,363	768
Other	21,197	21,625
Total	$102,320	$99,755
Other Long-Term Liabilities. Other long-term liabilities are as follows:

	September 28, 2014	December 29, 2013
Employee compensation and benefits	$9,431	$8,434
Long-term rent liability and deferred rent allowances	8,673	9,401
Liability for uncertain tax positions	696	727
Accrued financial instrument contracts (see Note 11)	2,924	1,136
Other	6,912	4,862
Total	$28,636	$24,560

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

8. Goodwill, Tradenames and Other Assets
Goodwill
Goodwill by segment is as follows:

	Birds Eye Frozen	Duncan Hines Grocery	Specialty Foods	Total
Balance, December 29, 2013	$527,069	$927,065	$173,961	$1,628,095
Gilster acquisition (Note 3)	—	9,550	—	9,550
Balance, September 28, 2014	$527,069	$936,615	$173,961	$1,637,645

The authoritative guidance for business combinations requires that all business combinations be accounted for at fair value under the acquisition method of accounting. The authoritative guidance for goodwill provides that goodwill will not be amortized, but will be tested for impairment on an annual basis or more often when events indicate. The Company completed its annual testing as of August 4, 2014, which indicated no impairment.

The Gilster acquisition was accounted for in accordance with the authoritative guidance for business combinations and resulted in $9,550 of goodwill being recorded in the second quarter of 2014.

Tradenames

Tradenames by segment are as follows:

	Birds Eye	Duncan Hines	Specialty
	Frozen	Grocery	Foods	Total
Balance, December 29, 2013	$796,680	$1,118,712	$36,000	$1,951,392

Balance, September 28, 2014	$796,680	$1,118,712	$36,000	$1,951,392

The authoritative guidance for indefinite-lived assets provides that indefinite-lived assets will not be amortized, but will be tested for impairment on an annual basis or more often when events indicate. The Company completed its annual testing as of August 4, 2014, which indicated no impairment.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Other Assets

	September 28, 2014
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$52,810	$(39,607)	$13,203
Customer relationships - Distributors	36	139,146	(39,066)	100,080
Customer relationships - Food Service	7	36,143	(36,143)	—
Customer relationships - Private Label	7	9,214	(9,214)	—
License	7	6,175	(4,212)	1,963
Total amortizable intangibles		$243,488	$(128,242)	$115,246
Debt acquisition costs		45,913	(24,241)	21,672
Financial instruments (see note 11)		13,828	—	13,828
Other (1)		6,846	—	6,846
Total other assets, net				$157,592
	Amortizable intangibles by segment
	Birds Eye Frozen			$58,770
	Duncan Hines Grocery			53,250
	Specialty Foods			3,226
				$115,246

	December 29, 2013
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$52,810	$(35,645)	$17,165
Customer relationships - Distributors	36	139,146	(34,518)	104,628
Customer relationships - Food Service	7	36,143	(35,291)	852
Customer relationships - Private Label	7	9,214	(9,078)	136
License	7	6,175	(3,162)	3,013
Total amortizable intangibles		$243,488	$(117,694)	$125,794
Debt acquisition costs		46,638	(21,198)	25,440
Financial instruments (see note 11)		29,518	—	29,518
Other (1)		5,373	—	5,373
Total other assets, net				$186,125
	Amortizable intangibles by segment
	Birds Eye Frozen			$63,319
	Duncan Hines Grocery			58,090
	Specialty Foods			4,385
				$125,794

(1) As of September 28, 2014 and December 29, 2013, Other primarily consists of security deposits and supplemental savings plan investments.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Amortization of intangible assets was $3,187 and $10,548 for the three and nine months ended September 28, 2014, respectively. Amortization of intangible assets was $3,872 and $11,616 for the three and nine months ended September 29, 2013, respectively. Estimated amortization expense for each of the next five years and thereafter is as follows: remainder of 2014 - $3,200; 2015 - $12,200; 2016 - $11,000; 2017 - $6,400; 2018 - $4,700 and thereafter - $77,700. As of September 28, 2014, Food Service and Private Label customer relationships were fully amortized.

Debt acquisition costs

All debt acquisition costs, which relate to the senior secured credit facility and Senior Notes are amortized into interest expense over the life of the related debt using the effective interest method. On July 8, 2014, the Company paid $200.0 million of the Tranche G Term Loans with a combination of the Hillshire merger termination fee payment and cash on hand. As part of this pay down, the Company wrote off debt acquisition costs of $983. In addition, amortization of debt acquisition costs was $987 and $3,043 during the three and nine months ended September 28, 2014, respectively. As part of the Refinancing (defined in Note 9) and debt repayments including usage of the proceeds from the IPO, the Company expensed financing costs of $4,762 and wrote off debt acquisition costs of $12,725. In addition, amortization of debt acquisition costs was $623 and $3,378 during the three and nine months ended September 29, 2013, respectively. The July 8, 2014, principal payment and the Refinancing are described in further detail in Note 9 of the Consolidated Financial Statements "Debt and Interest Expense".
The following summarizes debt acquisition costs activity:

	Gross Carrying Amount	Accumulated Amortization	Net
Balance, December 29, 2013	$46,638	$(21,198)	$25,440
2014 - Additions	258	—	258
Amortization	—	(3,043)	(3,043)
Write off	(983)	—	(983)
Balance, September 28, 2014	$45,913	$(24,241)	$21,672

9. Debt and Interest Expense

	September 28, 2014	December 29, 2013
Short-term borrowings
- Notes payable	$1,161	$2,437
Total short-term borrowings	$1,161	$2,437
Long-term debt
- Amended Credit Agreement - Tranche G Term Loans due 2020	1,409,625	1,621,850
- Amended Credit Agreement - Tranche H Term Loans due 2020	521,063	525,000
- 4.875% Senior Notes due 2021	350,000	350,000
- 3.0% Note payable to Gilster Mary Lee Corporation due 2018	13,385	—
- Unamortized discount on long term debt	(13,323)	(16,085)
- Capital lease obligations	18,372	19,982
	2,299,122	2,500,747
Less: current portion of long-term obligations	11,692	24,580
Total long-term debt	$2,287,430	$2,476,167

Interest expense	Three months ended		Nine months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Interest expense, third party	$21,298	$18,318	$66,857	$79,497
Related party interest expense (Note 13)	436	411	1,462	1,337
Amortization of debt acquisition costs (Note 8)	987	623	3,043	3,378
Write-off of debt acquisition costs (Note 8)	983	—	983	12,725
Write-off of original issue discount	896	—	896	2,182
Financing costs (Note 8)	—	—	—	4,762
Interest rate swap losses (Note 11)	279	243	529	3,997
Total interest expense	$24,879	$19,595	$73,770	$107,878

Amended Credit Agreement

On July 8, 2014, the Company paid $200.0 million of the Tranche G Term Loans with a combination of the Hillshire merger termination fee payment and cash on hand. As part of the pay down, the Company wrote off $0.9 million existing original issue discount and $1.0 million of debt acquisition costs.

As of September 28, 2014, Pinnacle Foods Finance achieved a total net leverage ratio of less than 4.25:1.0, which will result in a 25 basis point reduction on the interest rate on our Second Amended and Restated Credit Agreement (defined below). The lower rate will take effect immediately subsequent to our quarterly certification to the Administrative Agent which will occur after the filing of this quarterly 10-Q report.

On April 3, 2013, the Company completed its IPO which is further described in Note 1. A portion of the proceeds was used to redeem the entire $465.0 million in aggregate principal amount of Pinnacle Foods Finance's 9.25% Senior Notes at a redemption price of 100.0%. This is explained in greater detail under the section titled, “Senior and Other Notes.” The remaining net proceeds, together with cash on hand, were used to repay $202.0 million of term loans under the then existing Senior Secured Credit Agreement.

On April 29, 2013, Pinnacle Foods Finance, entered into the Second Amendment to the Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”), which provided for a seven year term loan facility in the amount of $1,630.0 million (the "Tranche G Term Loans"). Pursuant to the terms of the Second Amended and Restated Credit Agreement, the Company replaced its previous Credit Agreement (the “Existing Senior Secured Credit Agreement”) with a five year $150.0 million revolving credit facility. Additionally, Pinnacle Foods Finance issued 4.875% Senior Notes in the aggregate principal amount of $350.0 million (the "4.875% Senior Notes") due 2021.

In accordance with the terms of the Second Amended and Restated Credit Agreement, Pinnacle Foods Finance used a portion of the proceeds from the Tranche G Term Loans and the 4.875% Senior Notes issuance to (i) repay all existing indebtedness outstanding under the Existing Senior Secured Credit Agreement, consisting of (a) $38.1 million of Tranche B Non-Extended Term Loans, (b) $634.7 million of Tranche B Extended Term Loans, (c) $396.0 million of Tranche E Term Loans and (d) $446.6 million of Tranche F Term Loans and (ii) redeem the entire $400.0 million in aggregate principal amount of Pinnacle Foods Finance's 8.25% Senior Notes due 2017 at a redemption price of 108.5% (the "Refinancing").

In connection with the Refinancing, Pinnacle Foods Finance incurred deferred financing fees which are detailed in Note 8 to the Consolidated Financial Statements, "Goodwill, Tradenames and Other Assets". Also, Pinnacle Foods Finance incurred $4,075 of original issue discount on the new Tranche G Term Loans, and wrote off $2,182 of existing original issue discount.

To partially fund the Wish-Bone acquisition, on October 1, 2013 as described in Note 3, Pinnacle Foods Finance entered into an amendment to the Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”) in the form of incremental term loans in the amount of $525.0 million (the “Tranche H Term Loans”). The Tranche H Term Loans have consistent terms with the Tranche G Term Loans. In connection with Tranche H Term Loans, Pinnacle Foods Finance incurred $8.5 million of original issue discount and deferred financing fees of $10.5 million. The stated maturity dates are: April 29, 2020 for the Tranche G Loans and the Tranche H Term Loans, and April 29, 2018 for the revolving credit facility.

Pinnacle Foods Finance's borrowings under the Amended Credit Agreement, bear interest at a floating rate and are maintained as base rate loans or as eurocurrency rate loans. Base rate loans bear interest at the base rate plus the applicable base rate margin, as described in the Amended Credit Agreement. The base rate is defined as the highest of (i) the administrative agent's prime rate, (ii) the federal funds effective rate plus 1/2 of 1% and (iii) the eurocurrency rate that would be payable on such day for a eurocurrency rate loan with a one-month interest period plus 1%. Eurocurrency rate loans bear interest at the adjusted eurocurrency rate plus the applicable eurocurrency rate margin, as described in the Amended Credit Agreement. The eurocurrency rate is determined by reference to the British Bankers Association "BBA" LIBOR rate for the interest period relevant to such borrowing. With respect to Tranche G Term Loans and Tranche H Term Loans, the eurocurrency rate shall be no less than 0.75% per annum and the base rate shall be no less than 1.75%  per annum. The interest rate margin for Tranche G Term Loans and Tranche H Term Loans under the Amended Credit Agreement is 1.50%, in the case of the base rate loans and 2.50%, in the case of eurocurrency rate loans. As previously mentioned, the margin is subject to a 25 basis point step down upon achievement by Pinnacle Foods Finance of a total net leverage ratio of less than 4.25:1.0 which was achieved as of September 28, 2014. In line with the Amended Credit Agreement, the lower rate will take effect immediately subsequent to our quarterly certification to the Administrative Agent which will occur after the filing of this quarterly 10-Q report.

The obligations under the Amended Credit Agreement are unconditionally and irrevocably guaranteed by Peak Finance Holdings LLC, any subsidiary of Peak Finance Holdings LLC that directly or indirectly owns 100% of the issued and outstanding equity interests of Pinnacle Foods Finance, subject to certain exceptions, each of Pinnacle Foods Finance’s direct or indirect material wholly-owned domestic subsidiaries (collectively, the “Guarantors”) and by the Company effective with the Refinancing. In addition, subject to certain exceptions and qualifications, borrowings under the Amended Credit Agreement are secured by first priority or equivalent security interests in (i) all the capital stock of, or other equity interests in, each direct or indirect domestic material subsidiary of Pinnacle Foods Finance and 65% of the capital stock of, or other equity interests in, each direct material "first tier" foreign subsidiary of Pinnacle Foods Finance and (ii) certain tangible and intangible assets of Pinnacle Foods Finance and those of the Guarantors (subject to certain exceptions and qualifications).
The total combined amount of the Amended Credit Agreement Loans that were owed to affiliates of Blackstone as of September 28, 2014 and December 29, 2013, was $47,329 and $63,796, respectively.

A commitment fee of 0.375% per annum based on current leverage ratios is applied to the unused portion of the revolving credit facility. There were no revolver borrowings made during fiscal 2013 or 2014, except in respect of letters of credit as set forth below. As of September 28, 2014 and December 29, 2013, the eurocurrency rate would have been 2.65% and 2.67% as of such dates. For the three and nine months ended September 28, 2014, the weighted average interest rate on the term loan components of the Amended Credit Agreement was 3.25% and 3.25%, respectively. For the three and nine months ended September 29, 2013, the weighted average interest rate on the term loan components of the Amended Credit Agreement was 3.25% and 3.63%,

respectively. As of September 28, 2014 and December 29, 2013 the eurocurrency interest rate on the term loan facilities was 3.25% and 3.25%, respectively.

Pinnacle Foods Finance pays a fee for all outstanding letters of credit drawn against the revolving credit facility at an annual rate equivalent to the applicable eurocurrency rate margin then in effect under the revolving credit facility, plus the fronting fee payable in respect of the applicable letter of credit. The fronting fee is equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letter of credit. The fronting fees are computed on a quarterly basis in arrears. Total letters of credit issued under the revolving credit facility cannot exceed $50,000. As of September 28, 2014 and December 29, 2013, Pinnacle Foods Finance had utilized $29,947 and $32,923, respectively of the revolving credit facility for letters of credit. As of September 28, 2014 and December 29, 2013, respectively, there was $120,053 and $117,077 of borrowing capacity under the revolving credit facility, of which $20,053 and $17,077 was available to be used for letters of credit.
Under the terms of the Amended Credit Agreement, Pinnacle Foods Finance is required to use 50% of its “Excess Cash Flow” to prepay the term loans under the Amended Credit Agreement (which percentage will be reduced to 25% at a total net leverage ratio of between 4.50 and 5.49 and to 0% at a total net leverage ratio below 4.50). As of September 28, 2014, Pinnacle Foods Finance had a total net leverage ratio of 4.21 (pro forma adjusted for the Wish-Bone acquisition in compliance with the terms of the Amended Credit Agreement). Excess Cash Flow is defined as consolidated net income (as defined), as adjusted for certain items, including (1) all non-cash charges and credits included in arriving at consolidated net income, (2) changes in working capital, (3) capital expenditures (to the extent they were not financed with debt), (4) the aggregate amount of principal payments on indebtedness and (5) certain other items defined in the Amended Credit Agreement. For the 2013 reporting year, Pinnacle Foods Finance determined that there were no amounts due under the Excess Cash Flow requirements of the Amended Credit Agreement. In December 2014, Pinnacle Foods Finance will determine if amounts are due under the Excess Cash Flow requirements of the Amended Credit Agreement for the 2014 reporting year.

The term loans under the Amended Credit Agreement amortize in quarterly installments of 0.25% of their aggregate funded total principal amount. As a result of the July 8, 2014 payment, there are no scheduled principal payments of the Tranche G Term Loans until April 2020, when the balance is due in full. The scheduled principal payments of the Tranche H Term Loans outstanding as of September 28, 2014 are $1.3 million in the remainder of 2014, $5.3 million in 2015, $5.3 million in 2016, $6.6 million in 2017, $3.9 million in 2018 and $498.7 million thereafter.

Pursuant to the terms of the Amended Credit Agreement, Pinnacle Foods Finance is required to maintain a ratio of Net First Lien Secured Debt to Covenant Compliance EBITDA of no greater than 5.75 to 1.00. Net First Lien Secured Debt is defined as aggregate consolidated secured indebtedness, less the aggregate amount of all unrestricted cash and cash equivalents. In addition, under the Amended Credit Agreement and the indenture governing the Senior Notes, Pinnacle Foods Finance's ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Senior Secured Leverage Ratio (which is currently the same as the ratio of Net First Lien Secured Debt to Covenant Compliance EBITDA described above), in the case of the Amended Credit Agreement, or to the ratio of Covenant Compliance EBITDA to fixed charges for the most recently concluded four consecutive fiscal quarters, in the case of the Senior Notes. The Amended Credit Agreement also permits restricted payments up to an aggregate amount of (together with certain other amounts) the greater of $50 million and 2% of Pinnacle Foods Finance's consolidated total assets, so long as no default has occurred and is continuing and its pro forma Senior Secured Leverage Ratio would be no greater than 4.25 to 1.00. As of September 28, 2014 the Company is in compliance with all covenants and other obligations under the Amended Credit Agreement and the indenture governing the Senior Notes.
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

On April 29, 2013, as part of the Refinancing, Pinnacle Foods Finance, an indirect subsidiary of the Company, issued $350.0 million aggregate principal amount of 4.875% Senior Notes (the "4.875% Senior Notes") due 2021.

As a result of the Refinancing, Pinnacle Foods Finance used a portion of the proceeds from the Tranche G Term Loans and the 4.875% Senior Notes issuance to redeem the entire $400.0 million in aggregate principal amount of Pinnacle Foods Finance's 8.25% Senior Notes due 2017 at a redemption price of 108.5%.

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
The estimated fair value of the Company’s long-term debt, including the current portion, as of September 28, 2014, is as follows:

	September 28, 2014
Issue	Face Value	Fair Value
Amended Credit Agreement - Tranche G Term Loans	$1,409,625	$1,377,908
Amended Credit Agreement - Tranche H Term Loans	521,063	510,641
3.0% Note payable to Gilster Mary Lee Corporation due 2018	13,385	13,385
4.875% Senior Notes	350,000	337,750
	$2,294,073	$2,239,684

The estimated fair value of the Company’s long-term debt, including the current portion, as of December 29, 2013, is as follows:

	December 29, 2013
Issue	Face Value	Fair Value
Amended Credit Agreement - Tranche G Term Loans	$1,621,850	$1,619,823
Amended Credit Agreement - Tranche H Term Loans	525,000	524,344
4.875% Senior Notes	350,000	329,000
	$2,496,850	$2,473,167

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
On December 31, 2013, the Pinnacle Foods Pension Plan merged into the Birds Eye Foods Pension Plan in order to achieve administrative, operational and cost efficiencies. The merged plan was renamed the Pinnacle Foods Group LLC Pension Plan (the "PFG Plan"). The PFG Plan is frozen for future benefit accruals. The Company also has two qualified 401(k) plans, two non-qualified supplemental savings plans and participates in a multi-employer defined benefit plan.

On October 27, 2014, The Society of Actuaries’ Retirement Plan Experience Committee adopted new mortality tables and recommends their use for the measurement of U.S. pension plan obligations. The Company will use these tables when measuring the PFG Plan obligations at year end 2014 and expects that pension liabilities will increase, though a reasonable estimate currently is not available.
Pinnacle Foods Group LLC Pension Plan
The PFG Plan covers eligible union employees and provides benefits generally based on years of service and employees’ compensation. The PFG Plan is frozen for future benefits. The PFG Plan is funded in conformity with the funding requirements of applicable government regulations. The PFG Plan assets consist principally of cash equivalents, equity and fixed income common collective trusts. The PFG Plan assets do not include any of the Company’s own equity or debt securities.
The following represents the components of net periodic (benefit) cost:

	Three months ended		Nine months ended
Pension Benefits	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Service cost	$—	$52	$—	$52
Interest cost	2,804	2,705	8,607	8,203
Expected return on assets	(3,279)	(3,293)	(9,863)	(10,040)
Amortization of:
Actuarial (gain) loss	(7)	365	57	1,096
Net periodic benefit	$(482)	$(171)	$(1,199)	$(689)

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Cash Flows
Contributions. In fiscal 2014, the Company expects to make contributions of $7.4 million to the PFG Plan, of which minimum required payments of $2.6 million and $6.9 million were made in the three and nine months ended September 28, 2014, respectively. The Company made contributions to the pension plans totaling $8.3 million in fiscal 2013, of which $3.4 million and $5.8 million were made in the three and nine months ended September 29, 2013, respectively.
Multi-employer Plans

Pinnacle contributes to the United Food and Commercial Workers International Union Industry Pension Fund (EIN 51-6055922) (the "UFCW Plan") under the terms of the collective-bargaining agreement with its Fort Madison employees.

For the three and nine months ended September 28, 2014, contributions to the UFCW Plan were $191 and $575, respectively. For the three and nine months ended September 29, 2013, contributions to the UFCW Plan were $126 and $561, respectively. The contributions to this plan are paid monthly based upon the number of employees. They represent less than 5% of the total contributions received by this plan during the most recent plan year.

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

The UFCW Plan received a Pension Protection Act “green” zone status for the plan year ending June 30, 2014. The zone status is based on information the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the "green" zone are at least 80 percent funded. The UFCW Plan did not utilize any extended amortization provisions that effect its placement in the "green" zone. The UFCW Plan has never been required to implement a funding improvement plan nor is one pending at this time.

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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three and nine months ended September 28, 2014 and September 29, 2013, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
The second quarter 2013 IPO (Note 1) and debt refinancings (Note 9) resulted in significant changes to the Company's debt profile. For the two $650 million interest rate swaps in place at the time that were scheduled to mature April 2014, it became probable that the associated original forecasted transactions would not occur. As such, the Company discontinued hedge accounting and accelerated the reclassification of amounts in AOCL to earnings as a result of the hedged forecasted transactions becoming probable not to occur. In the second quarter 2013, these accelerated amounts resulted in a $2.8 million charge to interest expense ($1.7 million, net of tax benefits) and a $9.1 million non-cash charge to the provision for income tax expenses related to the release of deferred tax charges recorded in Other comprehensive income (see Note 15 for additional details). Prospective changes in the fair value of these derivatives no longer designated in hedging relationships were recorded directly in earnings prior to their maturity in April 2014. As of September 28, 2014, all of the Company's interest rate swaps have been designated as cash flow hedges.
As of September 28, 2014, the Company had the following interest rate swaps that were designated as cash flow hedges of interest rate risk:

Product	Number of Instruments	Current Notional Amount	Fixed Rate Range	Index	Trade Dates	Maturity Dates
Interest Rate Swaps	16	$1,637,450	0.76% - 2.97%	USD-LIBOR-BBA	April 2013 - October 2013	November 2014 - April 2020

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive loss (“AOCL”) in the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in AOCL related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $2,825 will be reclassified as an increase to Interest expense.

Cash Flow Hedges of Foreign Exchange Risk
The Company’s operations in Canada expose the Company to changes in the U.S. Dollar – Canadian Dollar ("USD-CAD") foreign exchange rate. From time to time, the Company’s Canadian subsidiary purchases inventory denominated in U.S. Dollars ("USD"), a currency other than its functional currency. The subsidiary sells that inventory in Canadian dollars ("CAD"). The subsidiary uses currency forward and collar agreements to manage its exposure to fluctuations in the USD-CAD exchange rate. Currency forward agreements involve fixing the USD-CAD exchange rate for delivery of a specified amount of foreign currency on a specified date. Currency collar agreements involve the sale of CAD currency in exchange for receiving USD if exchange rates rise above an agreed upon rate and purchase of USD currency in exchange for paying CAD currency if exchange rates fall below an agreed upon rate at specified dates.
As of September 28, 2014, the Company had the following foreign currency exchange contracts (in aggregate) that were designated as cash flow hedges of foreign exchange risk:

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Product	Number of Instruments	Notional Sold in Aggregate in CAD	Notional Purchased in Aggregate in USD	USD to CAD Exchange Rates	Trade Date	Maturity Dates
CAD Forward	18	$36,200	$33,098	1.075 - 1.102	December 2013 - August 2014	October 2014 - December 2015

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

As of September 28, 2014, the Company had the following derivative instruments that were not designated in qualifying hedging relationships:

Commodity Contracts	Number of Instruments	Notional Amount	Price/Index	Trade Dates	Maturity Dates
Diesel Fuel Contracts	16	10,277,955 Gallons	$3.75 - $4.02 per Gallon	October 2013 - September 2014	October 2014 - December 2015
Natural Gas Contracts	3	1,376,095 MMBTU’s	$4.120 - 4.405 per MMBTU	May 2014 - July 2014	December 2014 - December 2015
Soybean Oil Contracts	2	27,000,000 Pounds	$0.36 - $0.38 per Pound	July 2014 - August 2014	April 2015 - December 2015

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Balance Sheets as of September 28, 2014 and December 29, 2013.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value as of September 28, 2014	Balance Sheet Location	Fair Value as of September 28, 2014
Derivatives designated as hedging instruments
Interest Rate Contracts	Other assets, net	$13,712	Accrued liabilities	$621
			Other long-term liabilities	2,633
Foreign Exchange Contracts	Other current assets	687
	Other assets, net	116
Total derivatives designated as hedging instruments		$14,516		$3,254
Derivatives not designated as hedging instruments
Commodity Contracts			Accrued liabilities	2,742
			Other long-term liabilities	$291
Total derivatives not designated as hedging instruments		$—		$3,033

	Balance Sheet Location	Fair Value as of December 29, 2013	Balance Sheet Location	Fair Value as of December 29, 2013
Derivatives designated as hedging instruments
Interest Rate Contracts	Other assets, net	$29,518	Accrued liabilities	$70
			Other long-term liabilities	1,136
Foreign Exchange Contracts	Other current assets	307
Total derivatives designated as hedging instruments		$29,825		$1,206
Derivatives not designated as hedging instruments
Interest Rate Contracts			Accrued liabilities	$698
Commodity Contracts	Other current assets	$543
Total derivatives not designated as hedging instruments		$543		$698

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

The Company has elected not to offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of September 28, 2014 and December 29, 2013 would be adjusted as detailed in the following table:

	September 28, 2014			December 29, 2013
Derivative Instrument	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$14,516	(2,996)	$11,520	$30,368	(1,494)	$28,874

Total liability derivatives	$6,287	(2,996)	$3,291	$1,904	(1,494)	$410

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

The table below presents the effect of the Company’s derivative financial instruments in the Consolidated Statements of Operations and AOCL for the three and nine months ended September 28, 2014 and September 29, 2013.

Tabular Disclosure of the Effect of Derivative Instruments

Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	Recognized in AOCL on Derivative (Effective Portion)	Effective portion reclassified from AOCL to:	Reclassified from AOCL into Earnings (Effective Portion)		Ineffective portion recognized in Earnings in:	Recognized in Earnings on Derivative (Ineffective Portion)
Interest Rate Contracts	$2,045	Interest expense	$(279)		Interest expense	$—
Foreign Exchange Contracts	1,218	Cost of products sold	135		Cost of products sold	20
Three months ended September 28, 2014	$3,263		$(144)			$20

Interest Rate Contracts	$(18,379)	Interest expense	$(525)		Interest expense	$—
Foreign Exchange Contracts	1,419	Cost of products sold	934		Cost of products sold	12
Nine months ended September 28, 2014	$(16,960)		$409			$12

Interest Rate Contracts	$(4,158)	Interest expense	$(15)		Interest expense	$(18)
Foreign Exchange Contracts	(551)	Cost of products sold	454		Cost of products sold	(15)
Three months ended September 29, 2013	$(4,709)		$439			$(33)

Interest Rate Contracts	$24,548	Interest expense	$(3,961)	(a)	Interest expense	$8
Foreign Exchange Contracts	1,079	Cost of products sold	1,136		Cost of products sold	(8)
Nine months ended September 29, 2013	$25,627		$(2,825)			$—

Derivatives Not Designated as Hedging Instruments		Recognized in Earnings in:	Recognized in Earnings on Derivative
Commodity Contracts		Cost of products sold	$(3,464)
Interest Rate Contracts		Interest expense	—
Three months ended September 28, 2014			$(3,464)

Commodity Contracts		Cost of products sold	$(3,509)
Interest Rate Contracts		Interest expense	(5)
Nine months ended September 28, 2014			$(3,514)

Commodity Contracts		Cost of products sold	$304
Interest Rate Contracts		Interest expense	$(209)
Three months ended September 29, 2013			$95

Commodity Contracts		Cost of products sold	$208
Interest Rate Contracts		Interest expense	$(44)
Nine months ended September 29, 2013			$164

(a) Includes $2.8 million of accelerated reclassifications out of AOCL.

Credit risk-related contingent features
The Company has agreements with certain counterparties that contain a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of September 28, 2014, the Company has not posted any collateral related to these agreements. If the Company had breached this provision at September 28, 2014, it could have been required to settle its obligations under the agreements at their termination value, which differs from the recorded fair value. The table below summarizes the

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

aggregate fair values of those derivatives that contain credit risk-related contingent features as of September 28, 2014 and December 29, 2013.
September 28, 2014

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$4,729	$465	$(91)	$5,285
	Foreign Exchange Contracts	476	5	—	481
	Commodity Contracts	(1,525)	—	—	(1,525)
Bank of America	Interest Rate Contracts	5,154	410		5,564
	Foreign Exchange Contracts	60	—	—	60
Credit Suisse	Interest Rate Contracts	1,249	51	(91)	1,391
	Foreign Exchange Contracts	262	—	—	262
Macquarie	Interest Rate Contracts	(1,872)	85	(4)	(1,783)
	Commodity Contracts	(1,508)	—	—	(1,508)
Total		$7,025	$1,016	$(186)	$8,227

December 29, 2013

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$12,303	$(12)	$(155)	$12,446
	Commodity Contracts	543	—	—	543
Bank of America	Interest Rate Contracts	12,930	(124)	—	12,806
Credit Suisse	Interest Rate Contracts	2,634	62	(75)	2,771
	Foreign Exchange Contracts	300	6	—	306
Macquarie	Interest Rate Contracts	(506)	93	(3)	(410)
Total		$28,204	$25	$(233)	$28,462

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

13. Related Party Transactions

At the closing of its acquisition by Blackstone, the Company entered into an advisory agreement with an affiliate of Blackstone pursuant to which such entity or its affiliates provided certain strategic and structuring advice and assistance to the Company. In addition, under this agreement, affiliates of Blackstone provided certain monitoring, advisory and consulting services to the Company for an aggregate annual management fee equal to the greater of $2,500 or 1.0% of Covenant Compliance EBITDA (as defined in Senior Secured Credit Agreement). Expenses relating to the management fee were $0 and $1,148 in the three and nine

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

months ended September 29, 2013, respectively. The Company reimbursed Blackstone for out-of-pocket expenses totaling $26 and $476 in the three and nine months ending September 28, 2014.

Expenses relating to advisory services provided by affiliates of Blackstone resulting from the Hillshire transaction were $3,778 in the three and nine months ending September 28, 2014. The transaction is explained in greater detail in Note 5, Other Expense (income), net.

On April 3, 2013, the advisory agreement was terminated in accordance with its terms for a fee paid of $15,100. In addition, prepaid expenses for related party management fees of $3,345 that were recorded to Other current assets were expensed in the second quarter of 2013.
Customer Purchases
Performance Food Group Company, which is controlled by affiliates of Blackstone, is a foodservice supplier that purchases products from the Company. Sales to Performance Food Group Company were $1,211 and $3,419 in the three and nine months ended September 28, 2014, respectively. Sales to Performance Food Group Company were $961 and $3,040 in the three and nine months ended September 29, 2013, respectively. As of September 28, 2014 and December 29, 2013, amounts due from Performance Food Group Company were $238 and $57, respectively, and were recorded in Accounts receivable, net of allowances in the Consolidated Balance Sheets.
Interest Expense
For the three and nine months ended September 28, 2014, fees and interest expense recognized in the Consolidated Statements of Operations for debt owed to affiliates of Blackstone Advisors L.P. totaled $436 and $1,462, respectively. For the three and nine months ended September 29, 2013, fees and interest expense recognized in the Consolidated Statements of Operations for debt owed to affiliates of Blackstone Advisors L.P. totaled $411 and $1,337, respectively. As of September 28, 2014 and December 29, 2013, debt owed to related parties was $47,329 and $63,796, respectively and was recorded in Long-term debt in the Consolidated Balance Sheets. As of September 28, 2014 and December 29, 2013, interest accrued on debt owed to related parties was $272 and $319, respectively, and was recorded in Accrued liabilities in the Consolidated Balance Sheets.

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

The Company refers to the sum of the Birds Eye Frozen Division and the Duncan Hines Grocery Division as the North America Retail businesses.

The Specialty Foods Division consists of snack products (Tim's Cascade and Snyder of Berlin), foodservice and private label businesses.

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

	Three months ended		Nine months ended
SEGMENT INFORMATION	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net sales
Birds Eye Frozen	$257,405	$257,973	$797,871	$794,464
Duncan Hines Grocery	271,171	224,214	826,038	690,243
Specialty Foods	95,435	90,268	261,941	269,773
Total	$624,011	$572,455	$1,885,850	$1,754,480
Earnings before interest and taxes
Birds Eye Frozen	$44,312	$45,009	$128,108	$130,462
Duncan Hines Grocery	43,615	38,265	132,637	97,399
Specialty Foods	9,938	8,026	23,358	21,087
Unallocated corporate income (expenses)	148,765	(6,382)	134,528	(72,388)
Total	$246,630	$84,918	$418,631	$176,560
Depreciation and amortization
Birds Eye Frozen	$10,151	$9,917	$29,814	$28,544
Duncan Hines Grocery	5,940	4,815	19,303	16,131
Specialty Foods	3,927	4,926	10,859	13,008
Total	$20,018	$19,658	$59,976	$57,683
Capital expenditures (1)
Birds Eye Frozen	$7,969	$6,139	$25,324	$31,150
Duncan Hines Grocery	17,113	5,831	51,121	24,997
Specialty Foods	2,396	2,498	7,525	8,605
Total	$27,478	$14,468	$83,970	$64,752

NET SALES BY PRODUCT TYPE
Net sales
Frozen	$299,258	$299,463	$920,089	$922,105
Meals and Meal Enhancers (2)	219,779	168,562	663,604	525,340
Desserts	78,050	76,564	222,721	228,439
Snacks	26,924	27,866	79,436	78,596
Total	$624,011	$572,455	$1,885,850	$1,754,480

GEOGRAPHIC INFORMATION
Net sales
United States	$618,101	$568,340	$1,870,711	$1,737,413
Canada	18,790	19,569	56,642	62,117
Intercompany	(12,880)	(15,454)	(41,503)	(45,050)
Total	$624,011	$572,455	$1,885,850	$1,754,480

(1)	Includes new capital leases.

(2)	The Wish-Bone and Western salad dressing business was acquired on October 1, 2013 and will add approximately $190 million of annual sales to Meals & Meal Enhancers.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

SEGMENT INFORMATION	September 28, 2014	December 29, 2013
Total assets
Birds Eye Frozen	$2,019,667	$2,004,250
Duncan Hines Grocery	2,665,092	2,577,093
Specialty Foods	359,331	358,198
Corporate	109,477	141,650
Total	$5,153,567	$5,081,191
GEOGRAPHIC INFORMATION
Long-lived assets
United States	$563,574	$523,250
Canada	19	20
Total	$563,593	$523,270

15. Provision for Income Taxes

The provision for income taxes and related effective tax rates for the three and nine months ended September 28, 2014 and September 29, 2013, respectively, were as follows:

	Three months ended		Nine months ended
Provision for Income Taxes	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Current	$3,878	$388	$5,276	$1,882
Deferred	81,951	24,273	127,389	33,226
Total	$85,829	$24,661	$132,665	$35,108

Effective tax rate	38.7%	37.7%	38.5%	51.1%

Income taxes are accounted for in accordance with the authoritative guidance for accounting for income taxes under which deferred tax assets and liabilities are determined based on the difference between their financial statement basis and tax basis, using enacted tax rates in effect for the year in which the differences are expected to reverse.

During the nine months ended September 28, 2014, state legislation was enacted which resulted in a benefit of $1.1 million to the provision for income taxes. Additionally, the Company’s year-to-date earnings include $149.2 million of net earnings from the terminated Hillshire merger agreement (Note 5). The related provision effect is a charge of $58.1 million of which $55.1 million is deferred. During the nine months ended September 29, 2013, the Company refinanced all of its outstanding debt (Note 9) and the Company discontinued hedge accounting for interest rate swaps in effect at that time (Note 11). Effective with the swap termination, deferred tax expense of $9.1 million, which was recorded in Accumulated Other Comprehensive Loss through the swap termination date, was reclassified as non-cash deferred tax expense in the provision for income taxes through the consolidated statement of operations.

The Company regularly evaluates its deferred tax assets for future realization.  A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized.  Changes in valuation allowances from period to period are included in the Company's tax provision in the period of change.

As of September 28, 2014 and September 29, 2013, the Company maintained a valuation allowance for certain state net operating loss (“NOL”) carryovers, state tax credit carryovers and foreign loss carryovers. There was no change in the valuation allowance for the nine month reporting period ended September 28, 2014. For the nine months ended September 29, 2013 a benefit of $1.5 million was recognized to the income tax provision for reduction of the valuation allowance for state NOL carryovers and state credits attributable to a projected decrease of interest expense from the IPO and the Refinancing.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

The Company is a loss corporation as defined by Internal Revenue Code (“IRC”) Section 382. As a result of a secondary offering of our shares on September 12, 2014 (Note 1), an ownership change occurred as defined under IRC Section 382. This ownership change places an annual limitation on approximately $230.8 million of our federal NOL carryovers which previously were not subject to an annual limitation. These losses are now subject to an annual limitation of approximately $94.0 million, subject to adjustment for certain built in gain recognition items, ( as defined in IRC Section 382) subject to other rules and restrictions. We do not anticipate that the new limitation will impact our realization of our NOL carryovers.

On September 13, 2013 the IRS issued final and proposed Tangible Property Regulations and on August 15, 2014 they issued final regulations under Section 168 regarding the disposition of tangible depreciable property. The final regulations are generally effective for taxable years beginning on or after January 1, 2014. The adoption of these regulations did not result in a material impact on the Company.

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
The following condensed consolidating financial information presents:

(1)	(a) Condensed consolidating balance sheets as of September 28, 2014 and December 29, 2013.
(b) The related condensed consolidating statements of operations and comprehensive earnings for the Company, Pinnacle Foods Finance, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Three and nine months ended September 28, 2014; and
ii. Three and nine months ended September 29, 2013.

(c) The related condensed consolidating statements of cash flows for the Company, Pinnacle Foods Finance, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Nine months ended September 28, 2014; and
ii. Nine months ended September 29, 2013.

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Balance Sheet September 28 2014

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$—	$129,643	$10,809	$—	$140,452
Accounts receivable, net	—	—	184,808	8,012	—	192,820
Intercompany accounts receivable	123,737	—	386,034	—	(509,771)	—
Inventories, net	—	—	389,022	6,045	—	395,067
Other current assets	—	688	4,552	256	—	5,496
Deferred tax assets	—	(9,603)	118,709	404	—	109,510
Total current assets	123,737	(8,915)	1,212,768	25,526	(509,771)	843,345
Plant assets, net	—	—	563,574	19	—	563,593
Investment in subsidiaries	1,634,284	2,164,963	12,048	—	(3,811,295)	—
Intercompany note receivable	—	1,974,011	7,270	9,800	(1,991,081)	—
Tradenames	—	—	1,951,392	—	—	1,951,392
Other assets, net	—	35,141	122,341	110	—	157,592
Deferred tax assets	—	307,584	—	—	(307,584)	—
Goodwill	—	—	1,637,645	—	—	1,637,645
Total assets	$1,758,021	$4,472,784	$5,507,038	$35,455	$(6,619,731)	$5,153,567
Current liabilities:
Short-term borrowings	$—	$—	$1,161	$—	$—	$1,161
Current portion of long-term obligations	—	5,250	6,442	—	—	11,692
Accounts payable	—	91	197,230	1,606	—	198,927
Intercompany accounts payable	—	503,819	—	5,952	(509,771)	—
Accrued trade marketing expense	—	—	32,086	4,304	—	36,390
Accrued liabilities	—	20,196	81,622	502	—	102,320
Dividends payable	29,037	—	—	—	—	29,037
Total current liabilities	29,037	529,356	318,541	12,364	(509,771)	379,527
Long-term debt	—	2,262,114	25,316	—	—	2,287,430
Intercompany note payable	—	—	1,983,021	8,060	(1,991,081)	—
Pension and other postretirement benefits	—	—	41,265	—	—	41,265
Other long-term liabilities	—	2,924	22,982	2,730	—	28,636
Deferred tax liabilities	—	44,106	950,949	254	(307,584)	687,725
Total liabilities	29,037	2,838,500	3,342,074	23,408	(2,808,436)	3,424,583
Commitments and contingencies (Note 12)
Shareholder’s equity:
Pinnacle common stock	1,173	—	—	—	—	1,173
Additional paid-in-capital	1,335,196	1,336,369	1,285,870	2,324	(2,624,563)	1,335,196
Retained earnings	410,834	316,134	905,352	10,118	(1,231,604)	410,834
Accumulated other comprehensive loss	(18,219)	(18,219)	(26,258)	(395)	44,872	(18,219)
Total Shareholders' equity	1,728,984	1,634,284	2,164,964	12,047	(3,811,295)	1,728,984
Total liabilities and shareholders' equity	$1,758,021	$4,472,784	$5,507,038	$35,455	$(6,619,731)	$5,153,567

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings For the three months ended September 28, 2014

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$618,101	$18,790	$(12,880)	$624,011
Cost of products sold	—	1,301	456,734	14,676	(12,602)	460,109
Gross profit	—	(1,301)	161,367	4,114	(278)	163,902

Marketing and selling expenses	—	789	39,881	1,052	—	41,722
Administrative expenses	—	1,795	22,226	958	—	24,979
Research and development expenses	—	171	2,949	—	—	3,120
Intercompany royalties	—	—	—	8	(8)	—
Intercompany technical service fees	—	—	—	270	(270)	—
Other expense (income), net	(152,988)	—	439	—	—	(152,549)
Equity in (earnings) loss of investees	(41,257)	(48,529)	(1,328)	—	91,114	—
	(194,245)	(45,774)	64,167	2,288	90,836	(82,728)
Earnings before interest and taxes	194,245	44,473	97,200	1,826	(91,114)	246,630
Intercompany interest (income) expense	—	(16,535)	16,499	36	—	—
Interest expense	—	24,362	510	7	—	24,879
Interest income	—	—	21	14	—	35
Earnings (loss) before income taxes	194,245	36,646	80,212	1,797	(91,114)	221,786
Provision (benefit) for income taxes	58,288	(4,611)	31,683	469	—	85,829
Net earnings (loss)	$135,957	$41,257	$48,529	$1,328	$(91,114)	$135,957

Total comprehensive earnings (loss)	$138,048	$43,348	$49,200	$2,003	$(94,551)	$138,048

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings For the three months ended September 29, 2013

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$568,340	$19,569	$(15,454)	$572,455
Cost of products sold	—	96	413,857	16,305	(15,206)	415,052
Gross profit	—	(96)	154,483	3,264	(248)	157,403

Marketing and selling expenses	—	56	39,876	934	—	40,866
Administrative expenses	—	2,064	22,264	976	—	25,304
Research and development expenses	—	85	2,624	—	—	2,709
Intercompany royalties	—	—	—	8	(8)	—
Intercompany technical service fees	—	—	—	240	(240)	—
Other expense (income), net	—	—	3,606	—	—	3,606
Equity in (earnings) loss of investees	(40,685)	(45,471)	(750)	—	86,906	—
	(40,685)	(43,266)	67,620	2,158	86,658	72,485
Earnings before interest and taxes	40,685	43,170	86,863	1,106	(86,906)	84,918
Intercompany interest (income) expense	—	(13,180)	13,154	26	—	—
Interest expense	—	19,154	433	8	—	19,595
Interest income	—	—	10	13	—	23
Earnings (loss) before income taxes	40,685	37,196	73,286	1,085	(86,906)	65,346
Provision (benefit) for income taxes	—	(3,489)	27,815	335	—	24,661
Net (loss) earnings	$40,685	$40,685	$45,471	$750	$(86,906)	$40,685

Total comprehensive earnings (loss)	$37,732	$37,732	$45,046	$108	$(82,886)	$37,732

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings For the nine months ended September 28, 2014

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$1,870,711	$56,642	$(41,503)	$1,885,850
Cost of products sold	—	1,780	1,382,794	49,163	(40,667)	1,393,070
Gross profit	—	(1,780)	487,917	7,479	(836)	492,780

Marketing and selling expenses	—	1,717	128,125	3,978	—	133,820
Administrative expenses	—	5,146	67,394	3,034	—	75,574
Research and development expenses	—	287	8,191	—	—	8,478
Intercompany royalties	—	—	—	26	(26)	—
Intercompany technical service fees	—	—	—	810	(810)	—
Other expense (income), net	(152,988)	250	9,015	—	—	(143,723)
Equity in (earnings) loss of investees	(117,589)	(136,633)	386	—	253,836	—
	(270,577)	(129,233)	213,111	7,848	253,000	74,149
Earnings before interest and taxes	270,577	127,453	274,806	(369)	(253,836)	418,631
Intercompany interest (income) expense	—	(50,316)	50,209	107	—	—
Interest expense	—	72,254	1,494	22	—	73,770
Interest income	—	—	49	44	—	93
Earnings (loss) before income taxes	270,577	105,515	223,152	(454)	(253,836)	344,954
Provision (benefit) for income taxes	58,288	(12,074)	86,519	(68)	—	132,665
Net earnings (loss)	$212,289	$117,589	$136,633	$(386)	$(253,836)	$212,289

Total comprehensive earnings (loss)	$201,567	$106,867	$136,820	$(303)	$(243,384)	$201,567

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings For the nine months ended September 29, 2013

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$1,737,413	$62,117	$(45,050)	$1,754,480
Cost of products sold	—	397	1,289,483	52,187	(44,259)	1,297,808
Gross profit	—	(397)	447,930	9,930	(791)	456,672

Marketing and selling expenses	—	991	128,245	4,766	—	134,002
Administrative expenses	—	16,529	73,898	2,762	—	93,189
Research and development expenses	—	154	7,671	—	—	7,825
Intercompany royalties	—	—	—	36	(36)	—
Intercompany technical service fees	—	—	—	755	(755)	—
Other expense (income), net	—	34,180	10,916	—	—	45,096
Equity in (earnings) loss of investees	(33,642)	(107,942)	(1,008)	—	142,592	—
	(33,642)	(56,088)	219,722	8,319	141,801	280,112
Earnings before interest and taxes	33,642	55,691	228,208	1,611	(142,592)	176,560
Intercompany interest (income) expense	—	(51,731)	51,632	99	—	—
Interest expense	—	106,371	1,485	22	—	107,878
Interest income	—	—	43	25	—	68
Earnings (loss) before income taxes	33,642	1,051	175,134	1,515	(142,592)	68,750
Provision (benefit) for income taxes	—	(32,591)	67,192	507	—	35,108
Net (loss) earnings	$33,642	$33,642	$107,942	$1,008	$(142,592)	$33,642

Total comprehensive earnings (loss)	$60,681	$60,681	$108,554	$962	$(170,197)	$60,681

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Cash Flows For the nine months ended September 28, 2014
	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$(19,790)	$433,974	$(1,568)	$—	$412,616
Cash flows from investing activities
Payments for business acquisition	—	—	(11,769)	—	—	(11,769)
Intercompany accounts receivable/payable						—
Repayments of intercompany loans	—	61,197	—	—	(61,197)	—
Investment in Subsidiary	75,022	—	—	—	(75,022)	—
Capital expenditures	—	—	(82,684)	—	—	(82,684)
Sale of plant assets	—	—	2,328	—	—	2,328
Net cash (used in) provided by investing activities	75,022	61,197	(92,125)	—	(136,219)	(92,125)
Cash flows from financing activities
Proceeds from issuance of common stock	238	—	—	—	—	238
Excess tax benefits on stock-based compensation	786	—	—	—	—	786
Taxes paid related to net share settlement of equity awards	(3,061)	—	—	—	—	(3,061)
Dividends paid	(72,985)	—	—	—	—	(72,985)
Repayments of long-term obligations	—	(216,162)	(1,390)	—	—	(217,552)
Proceeds from short-term borrowing	—	—	2,220	—	—	2,220
Repayments of short-term borrowing	—	—	(3,442)	—	—	(3,442)
Intercompany accounts receivable/payable	—	177,050	(177,050)	—	—	—
Parent investment	—	(2,037)	(72,985)		75,022	—
Repayments of intercompany loans	—	—	(61,197)	—	61,197	—
Repayment of capital lease obligations	—	—	(2,707)	—	—	(2,707)
Debt acquisition costs	—	(258)	—	—	—	(258)
Net cash (used in) provided by financing activities	(75,022)	(41,407)	(316,551)	—	136,219	(296,761)
Effect of exchange rate changes on cash	—	—	—	(17)	—	(17)
Net change in cash and cash equivalents	—	—	25,298	(1,585)	—	23,713
Cash and cash equivalents - beginning of period	—	—	104,345	12,394	—	116,739
Cash and cash equivalents - end of period	$—	$—	$129,643	$10,809	$—	$140,452

Supplemental disclosures of cash flow information:
Interest paid	$—	$61,990	$1,445	$—	$—	$63,435
Interest received	—	44	49	—	—	93
Income taxes paid	—	—	4,766	685	—	5,451
Non-cash investing and financing activities:
New capital leases	—	—	1,286	—	—	1,286
Dividends payable	29,037	—	—	—	—	29,037

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Cash Flows For the nine months ended September 29, 2013

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$(58,855)	$199,999	$583	$—	$141,727
Cash flows from investing activities
Intercompany accounts receivable/payable	—	123,132	—	—	(123,132)	—
Investment in subsidiaries	(624,258)			624,258		—
Capital expenditures	—	—	(62,722)	—	—	(62,722)
Sale of plant assets	—	—	6,853	—	—	6,853
Net cash (used in) provided by investing activities	(624,258)	123,132	(55,869)	624,258	(123,132)	(55,869)
Cash flows from financing activities
Proceeds from the issuance of initial public offering	623,929	—	—	—	—	623,929
Proceeds from the issuance of common stock	329	—	—	—	—	329
Dividends paid	—	(20,831)	—	—	—	(20,831)
Proceeds from bond offering	—	350,000	—	—	—	350,000
Proceeds from bank term loan	—	1,625,925	—	—	—	1,625,925
Repayments of long-term obligations	—	(1,731,832)	(239)	—	—	(1,732,071)
Repurchase of notes	—	(899,180)	—	—	—	(899,180)
Proceeds from short-term borrowing	—	—	2,408	—	—	2,408
Repayments of short-term borrowing	—	—	(3,481)	—	—	(3,481)
Intercompany accounts receivable/payable	—	—	(123,132)		123,132	—
Repayment of capital lease obligations	—	—	(2,320)	—	—	(2,320)
Investment from parent	—	624,258	—	(624,258)		—
Debt acquisition costs	—	(12,491)	—	—	—	(12,491)
Parent reduction in investment in subsidiary	126	(126)	—	—	—	—
Repurchases of equity	(126)	—	(65)	—	—	(191)
Changes in bank overdrafts						—
Net cash (used in) provided by financing activities	624,258	(64,277)	(126,829)	(624,258)	123,132	(67,974)
Effect of exchange rate changes on cash	—	—	—	238	—	238
Net change in cash and cash equivalents	—	—	17,301	821	—	18,122
Cash and cash equivalents - beginning of period	—	—	83,123	9,158	—	92,281
Cash and cash equivalents - end of period	$—	$—	$100,424	$9,979	$—	$110,403

Supplemental disclosures of cash flow information:
Interest paid	$—	$90,143	$1,434	$—	$—	$91,577
Interest received	—	—	44	25	—	69
Income taxes (refunded) paid	—	—	2,783	215	—	2,998
Non-cash investing and financing activities:
New capital leases	—	—	2,030	—	—	2,030
Dividends payable	21,354	—	—	—	—	21,354

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in millions, except where noted)

You should read the following discussion of our results of operations and financial condition together with the audited consolidated financial statements appearing in our annual report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 6, 2014 and the unaudited Consolidated Financial Statements and the notes thereto included in this quarterly report. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Form 10-K, and the section entitled “Special Note Regarding Forward-Looking Statements” in this report. Actual results may differ materially from those contained in any forward-looking statements.

Termination of the Hillshire Merger Agreement

As more fully described in Note 5 to the Consolidated Financial Statements, the Hillshire merger agreement was terminated on June 30, 2014. As a result, Pinnacle received a $163.0 million cash termination fee. One-time fees and expenses associated with the merger agreement, including external advisors' fees and employee incentives are expected to total approximately $20 million, of which $13.8 million have been incurred to date. The impact on earnings for the nine months ended September 28, 2014, was a pre-tax gain of $149.2 million, $91.1 million net of tax, or $0.78 per diluted share. Also in the quarter, Pinnacle used the proceeds of the termination fee and cash on hand to repay $200.0 million of its Tranche G Term Loans under the Amended Credit Agreement.

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
Business Drivers and Measures
In operating our business and monitoring its performance, we pay attention to trends in the food manufacturing industry and a number of performance measures and operational factors. The industry experiences volatility in overall commodity prices from time to time, which has historically been managed by increasing retail prices.  However, over the past several years, significant macroeconomic weakness and ongoing pressures on the consumer have resulted in shifting consumer buying patterns for grocery products.  As a result, industry volumes have come under pressure, hampering the ability of the industry to pass along higher input costs.
Industry Trends
Growth in our industry is driven primarily by population growth, changes in product selling prices and changes in consumption between out-of-home and in-home eating. In the current economic environment, consumers are looking for value alternatives, which has caused an increase in the percentage of products sold on promotion and a shift from traditional retail grocery to mass merchandisers, club stores and the dollar store channels. We believe we are well positioned in grocery and alternative channels, maintaining strong customer relationships across key retailers in each division.
In order to maintain and grow our business, we must successfully react to, and offer products that respond to evolving consumer trends, such as changing health trends and focus on convenience and products tailored for busy lifestyles. Incremental growth in the industry is principally driven by product and packaging innovation.
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

Working Capital
Our working capital is primarily driven by accounts receivable and inventories, which fluctuate throughout the year due to seasonality in both sales and production. See “Seasonality” below. We will continue to focus on reducing our working capital requirements while simultaneously maintaining our customer service levels and fulfilling our production requirements. We have historically relied on internally generated cash flows and temporary borrowings under our revolving credit facility to satisfy our working capital requirements.
Other Factors
Other factors that have influenced our results of operations and may do so in the future include:

•
Interest Expense. Our IPO and debt refinancings have improved our debt profile and significantly reduced our leverage and our expected future interest expense. See Note 1 and Note 9 to the consolidated financial statements included elsewhere in this 10-Q for further details. However, as a result of the Blackstone Transaction, the Birds Eye acquisition and the Wish-Bone acquisition, we still have significant indebtedness. Although we expect to continue to reduce our leverage over time, which includes our July 8, 2014 $200.0 million principal payment of the Tranche G Term Loans, we expect interest expense to continue to be a significant, although declining, component of our expenses. Additionally, as of September 28, 2014, we achieved a total net leverage ratio of less than 4.25:1.0, which will result in a 25 basis point reduction on the margin on our Amended Credit Agreement. Annual savings of approximately $5.0 million are expected to be realized from the lower rate.

•
Cash Taxes. We have significant tax-deductible intangible asset amortization and federal and state Net Operating Loss carryforwards, ("NOLs"), which resulted in minimal federal and state cash taxes in recent years. We expect continued amortization and utilization of our NOLs will reduce the majority of our federal and state income tax through 2015 and generate modest annual cash tax savings beyond 2015.

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

Results of Operations:
Consolidated Statements of Operations
The following tables set forth our statement of operations data expressed in dollars and as a percentage of net sales.

	Three months ended				Nine months ended
	September 28, 2014		September 29, 2013		September 28, 2014		September 29, 2013
Net sales	$624.0	100.0%	$572.5	100.0%	$1,885.9	100.0%	$1,754.5	100.0%
Cost of products sold	460.1	73.7%	415.1	72.5%	1,393.1	73.9%	1,297.8	74.0%
Gross profit	163.9	26.3%	157.4	27.5%	492.8	26.1%	456.7	26.0%
Operating expenses:
Marketing and selling expenses	$41.7	6.7%	$40.9	7.1%	$133.8	7.1%	$134.0	7.6%
Administrative expenses	25.0	4.0%	25.3	4.4%	75.6	4.0%	93.2	5.3%
Research and development expenses	3.1	0.5%	2.7	0.5%	8.5	0.5%	7.8	0.4%
Other expense (income), net	(152.5)	(24.4)%	3.6	0.6%	(143.7)	(7.6)%	45.1	2.6%
Total operating expenses	$(82.7)	(13.3)%	$72.5	12.7%	$74.1	3.9%	$280.1	16.0%
Earnings before interest and taxes	$246.6	39.5%	$84.9	14.8%	$418.6	22.2%	$176.6	10.1%

	Three months ended		Nine months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net sales
Birds Eye Frozen	$257.4	$258.0	$797.9	$794.5
Duncan Hines Grocery	271.2	224.2	826.0	690.2
North America Retail	528.6	482.2	1,623.9	1,484.7

Specialty Foods	95.4	90.3	261.9	269.8
Total	$624.0	$572.5	$1,885.9	$1,754.5

Earnings before interest and taxes
Birds Eye Frozen	$44.3	$45.0	$128.1	$130.5
Duncan Hines Grocery	43.6	38.3	132.6	97.4
Specialty Foods	9.9	8.0	23.4	21.1
Unallocated corporate income (expenses)	148.8	(6.4)	134.5	(72.4)
Total	$246.6	$84.9	$418.6	$176.6

Depreciation and amortization
Birds Eye Frozen	$10.2	$9.9	$29.8	$28.5
Duncan Hines Grocery	5.9	4.8	19.3	16.1
Specialty Foods	3.9	4.9	10.9	13.0
Total	$20.0	$19.7	$60.0	$57.7

Adjustments to Earnings (loss) before Interest and Taxes and Depreciation and Amortization used in the calculation of Adjusted EBITDA as described below in the "Covenant Compliance" section, by Segment, are as follows:

	Three months ended		Nine months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Adjustments to Earnings (loss) before interest and taxes (1)
Birds Eye Frozen	$3.7	$1.9	$4.0	$5.2
Duncan Hines Grocery	5.9	(1.5)	10.2	5.3
Specialty Foods	0.8	0.1	0.9	0.3
Unallocated corporate (income) expenses	(155.1)	0.3	(152.8)	54.5

(1) The amounts in the three and nine months ended September 29, 2013 have been conformed to the current year presentation as equity-based compensation, other than the portion related to the Hillshire transaction, is no longer treated as an adjustment to Earnings (loss) before interest and taxes.

Three months ended September 28, 2014 compared to the three months ended September 29, 2013
Net sales
Net sales for the three months ended September 28, 2014 increased $51.6 million or 9.0% versus year-ago to $624.0 million, reflecting a 7.9% increase from the benefit of the Wish-Bone acquisition and a 2.5% increase from volume/mix. Partially offsetting these factors were lower net pricing of 1.2%, which included a 0.4% unfavorable impact from the comparison against an insurance recovery recorded as a reduction of trade promotions in the year ago quarter. The period also was impacted by unfavorable foreign currency translation of 0.2%.
Net sales in our North America Retail businesses for the third quarter increased 9.6% versus year-ago to $528.6 million, including an 9.1% increase from the Wish-Bone acquisition and a 2.1% increase from volume/mix. Also impacting the comparison was lower net pricing of 1.4%, which included a 0.5% unfavorable impact from the comparison against the aforementioned insurance recovery in 2013 and unfavorable foreign currency translation of 0.2%. In an industry generally marked by no growth and heavier promotional spending, we continue to outpace the performance of our composite categories, with market share growth of 0.2 percentage points in the quarter.
Birds Eye Frozen Division:
Net sales in the three months ended September 28, 2014 were $257.4 million, essentially flat with the year-ago period, reflecting a 1.8% increase from volume/mix which was offset by lower net pricing of 2.0%, including the 0.7% unfavorable impact from the comparison against the aforementioned insurance recovery. Excluding the impact of the insurance recovery, net sales increased 0.5% versus year ago. The current period benefited from double-digit sales growth of Birds Eye Voila! complete bagged meals reflecting distribution expansion and continued strength of the brand, as well as higher sales of our Hungry-Man entrées, driven by the success of the recently launched Hungry-Man Selects line. Also impacting the quarter were lower sales of Aunt Jemima breakfast products. Birds Eye vegetables were down slightly in the quarter due to shipment timing, as retail consumption and market share remained strong.
Duncan Hines Grocery Division:
Net sales in the three months ended September 28, 2014 increased 20.9% versus year-ago to $271.2 million, reflecting a 19.5% increase from the Wish-Bone acquisition and a 2.5% increase from volume/mix partially offset by lower net pricing of 0.7% and unfavorable foreign currency translation of 0.4%. In addition to Wish-Bone, we had higher sales of our Duncan Hines products, which benefited from the 2014 launch of blue and pink velvet varieties of our Signature cakes, Vlasic pickles, Log Cabin syrup and Nalley and Brooks chili products.

Specialty Foods Division:
Net sales in the three months ended September 28, 2014 were $95.4 million, an increase of 5.7%, reflecting a 4.8% increase from volume/mix and a 1.4% benefit from the Wish-Bone foodservice business, partially offset by lower net pricing of 0.5%. This increase was primarily driven by increased sales of private label canned meat.
Gross profit
Gross profit for the three months ended September 28, 2014 was $163.9 million, or 26.3% of net sales, compared to $157.4 million, or 27.5% of net sales, in the comparable prior year period. The decrease in gross profit as a percentage of net sales partially resulted from acquisition integration and restructuring costs and higher mark-to-market losses on financial instruments. Excluding these and other items affecting comparability, gross profit advanced 9.1% and was even with year ago as a percentage of net sales primarily due to productivity and favorable product mix offset by inflation and lower net price realization.
The following table outlines the factors resulting in the year on year change in gross profit and gross margin percentage in the three months ended September 28, 2014.

	$ (in millions)	% Net sales
Productivity	$17.0	2.7%
Favorable product mix	7.8	0.9
Inflation	(14.0)	(2.2)
Lower net price realization, including slotting	(4.8)	(0.5)
Impact of prior year insurance recovery	(2.3)	(0.4)
Acquisition integration and restructuring costs	(2.0)	(0.3)
Higher mark-to-market losses on financial instruments	(3.6)	(0.6)
Other (a)	(5.5)	(0.8)
Subtotal	$(7.4)	(1.2)%
Higher sales volume	13.9
Total	$6.5

(a) Includes packaging change investments ($2.0), employee incentives resulting from the termination of the Hillshire merger agreement ($1.4) and other ($2.1), including higher depreciation.

Marketing and selling expenses
Marketing and selling expenses increased 2.1% to $41.7 million, or 6.7% of net sales, for the three months ended September 28, 2014, compared to $40.9 million, or 7.1% of net sales for the prior year period. The increase primarily reflected higher investment spending in consumer marketing, principally behind our Wish-Bone brand.
Administrative expenses
Administrative expenses were $25.0 million, or 4.0% of net sales, for the three months ended September 28, 2014, compared to $25.3 million, or 4.4% of net sales, for the comparable prior year period. The improvement primarily reflected lower insurance premiums and personnel costs, partially offset by higher depreciation expense.

Research and development expenses:
Research and development expenses were $3.1 million, or 0.5% of net sales, for the three months ended September 28, 2014 compared to $2.7 million, or 0.5% of net sales, for the prior year period.

Other income and expense

	Three months ended
	September 28, 2014	September 29, 2013
Other expense (income), net consists of:
Amortization of intangibles/other assets	$3.2	$3.9
Termination fee payment, net of costs, associated with the Hillshire merger	(155.1)	—
Royalty income and other	(0.7)	(0.3)
Total other expense (income), net	$(152.5)	$3.6

Termination fee payment, net of costs. Represents the $163.0 million termination fee received from Tyson on behalf of Hillshire, net of costs, primarily consisting of professional fees incurred related to the terminated merger agreement. See Note 5, Other Expense (income), net for further details.

Earnings before interest and taxes

Earnings before interest and taxes for the three months ended September 28, 2014 increased $161.7 million versus year-ago to $246.6 million largely driven by the benefit of the Hillshire merger termination fee, net of costs incurred, improved gross profit in the current quarter as well as lower Administrative and other expenses.

Birds Eye Frozen Division:
Earnings before interest and taxes for the three months ended September 28, 2014 were $44.3 million, a decline of 1.5%, or $0.6 million, as compared to the year-ago period, including the unfavorable impact of $2.7 million from comparison against the aforementioned insurance recovery. Also impacting the comparison were productivity savings and lower marketing expenses partially offset by higher logistics costs and packaging investments.

Duncan Hines Grocery Division:
Earnings before interest and taxes increased 14.0%, or $5.4 million, versus year-ago to $43.6 million for the three months ended September 28, 2014, primarily reflecting improved gross profit driven by the benefit of the Wish-Bone acquisition and productivity savings, partially offset by increased commodity prices and lower earnings from our Canadian operations, including the unfavorable impact from foreign exchange. Also impacting the comparison was increased investment in consumer marketing, particularly for Wish-Bone.
Specialty Foods Division:
Earnings before interest and taxes increased 23.8%, or $1.9 million, versus year-ago to $9.9 million for the three months ended September 28, 2014, primarily due to higher gross profit driven by increased net sales and productivity partially offset by higher commodity prices.

Unallocated corporate income (expense):
Unallocated corporate income for the three months ended September 28, 2014 was $148.8 million, as compared to expense of $6.4 million in the year ago period. The change primarily reflected the impact of the Hillshire merger termination fee payment, net of costs. Excluding items affecting comparability, Unallocated Corporate expenses were $6.2 million for the three months ended September 28, 2014, compared to $6.4 million for the prior year period, primarily reflecting lower equity-based compensation expense.

Interest expense, net

Net interest expense increased 26.9%, or $5.3 million, to $24.8 million in the three months ended September 28, 2014, compared to $19.6 million in the three months ended September 29, 2013. The increase principally related to higher outstanding debt balances driven by the Wish-Bone acquisition, partially offset by our $200.0 million debt reduction in early July 2014. This principal payment also resulted in the recognition of approximately $1.9 million of charges to interest expense during the third quarter of 2014 for write-offs of existing debt acquisition costs and original issue discounts. As a result of the charges, we did not receive the benefit of interest expense savings in the current quarter.

We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements, excluding the AOCL portion, are recorded as an adjustment to interest expense. Included in net interest expense was $0.3 million and $0.2 million for the third quarters of 2014 and 2013, respectively, recorded from losses on interest rate swap agreements.
Provision for income taxes

The effective tax rate was 38.7% for the three months ended September 28, 2014, compared to 37.7% for the three months ended September 29, 2013. The effective rate for each of the three month periods ending September 28, 2014 and September 29, 2013 include benefits of $0.2 and $0.7, respectively, for adjustments to the prior years’ provision for income taxes. For the three months ended September 28, 2014, and September 29, 2013 we maintained a valuation allowance against certain state net operating loss carryovers, state tax credits carryovers and foreign loss carryovers. See Note 15 to the Consolidated Financial Statements for Income Taxes.

Under Internal Revenue Code (“the Code”) Section 382, the Company is a loss corporation. Section 382 of the Code places limitations on our ability to use our NOL carryovers to offset taxable income. As described in Note 15, an ownership change occurred during the reporting period, resulting in an annual limitation on a portion of our NOLs that were previously not subject to a Section 382 limitation. This annual limitation is approximately $94.0 million subject to adjustment for certain recognized built in gain items. We do not anticipate that this new limitation will impact our realization of our NOL carryovers. The annual Federal NOL limitation that applies to our NOLs before the ownership change is approximately $17.0 million to $23.0 million, subject to other rules and restrictions. Our NOLs and certain other tax attributes generated prior to December 23, 2009 may not be utilized to offset Birds Eye income from recognized built-in gains through December 2014, pursuant to Section 384 of the Code.

We have significant tax-deductible intangible asset amortization and federal and state NOLs, which resulted in minimal federal and state cash taxes in recent years. We expect continued amortization and utilization of our NOLs will reduce the majority of our federal and state cash income tax through 2015.

Nine months ended September 28, 2014 compared to the nine months ended September 29, 2013
Net sales
Net sales for the nine months ended September 28, 2014 increased $131.4 million or 7.5% versus year-ago to $1.89 billion, reflecting an 8.3% increase from the benefit of the Wish-Bone acquisition and a 1.1% increase from volume/mix. This was partially offset by lower net pricing of 1.7% and unfavorable foreign currency translation of 0.2%.
Net sales in our North American retail businesses for the nine months ended September 28, 2014 increased 9.4% versus year-ago to $1.62 billion including an 9.6% increase from the Wish-Bone acquisition and a 1.8% increase from volume/mix, partially offset by lower net pricing of 1.7% and unfavorable foreign currency translation of 0.3%. In an industry generally marked by no growth and heavier promotional spending, we continue to outpace the performance of our composite categories with market share growth in the nine months of 0.2 percentage points.
Birds Eye Frozen Division:
Net sales in the nine months ended September 28, 2014 increased 0.4% versus year-ago to $797.9 million, reflecting a 2.4% increase from volume/mix, partially offset by 2.0% lower net pricing which included higher trade spending. During the period we realized strong sales of Birds Eye Voila! complete bagged meals driven by distribution and market share gains. Also impacting the period were higher sales of Birds Eye frozen vegetables and Hungry-Man entrées, partially offset by lower sales in our Aunt Jemima breakfast products, Celeste pizza and Lenders frozen bagels.
Duncan Hines Grocery Division:

Net sales in the nine months ended September 28, 2014 increased 19.7% versus year-ago to $826.0 million, reflecting a 20.7% increase from the Wish-Bone acquisition and a 1.1% increase from volume/mix, partially offset by lower net pricing of 1.5% and unfavorable foreign currency translation of 0.6%. In addition to Wish-Bone, higher sales of Vlasic pickles, Armour canned meats and Nalley and Brooks chili products were offset by lower sales of syrups and our Canadian business, in part due to unfavorable foreign exchange.
Specialty Foods Division:
Net sales in the nine months ended September 28, 2014 were $261.9 million, a decline of 2.9%, reflecting a 2.9% decrease from volume/mix and lower net pricing of 1.0%, partially offset by a 1.0% benefit from the acquired Wish-Bone foodservice business. The decline was primarily driven by planned lower volume of private label canned meat.
Gross profit
Gross profit for the nine months ended September 28, 2014 was $492.8 million, or 26.1% of net sales, compared to $456.7 million, or 26.0% of net sales, in the comparable prior year period. The increase in gross profit as a percentage of net sales was largely driven by productivity and favorable product mix, partially offset by inflation, lower net price realization, acquisition integration and restructuring costs and higher mark-to-market losses on financial instruments.
The following table outlines the factors resulting in the year on year change in gross profit and gross margin percentage in the nine months ended September 28, 2014.

	$ (in millions)	% Net sales
Productivity	$43.0	2.3%
Favorable product mix	30.2	1.3
Inflation	(35.0)	(1.9)
Lower net price realization, including slotting	(26.1)	(1.0)
Impact of prior year insurance recovery	(2.3)	(0.1)
Acquisition integration and restructuring costs	(4.6)	(0.2)
Higher mark-to-market losses on financial instruments	(3.8)	(0.1)
Other (a)	(4.0)	(0.2)
Subtotal	$(2.6)	0.1%
Higher sales volume	38.7
Total	$36.1

(a) Includes packaging change investments ($2.5), employee incentives resulting from the termination of the Hillshire merger agreement ($1.4), and other ($0.1).

Marketing and selling expenses
Marketing and selling expenses were $133.8 million, or 7.1% of net sales, for the nine months ended September 28, 2014, compared to $134.0 million, or 7.6% of net sales, for the comparable prior year period. The decrease as a percentage of net sales was primarily driven by business optimization expenses of $5.3 million in the prior year primarily related to the expansion of headquarter direct sales coverage. Excluding items affecting comparability, Marketing and selling expenses were $132.9 million for the nine months ended September 28, 2014, compared to $128.6 million for the prior year period. The increase primarily reflects higher consumer marketing investment, principally behind our Wish-Bone brand.
Administrative expenses
Administrative expenses were $75.6 million, or 4.0% of net sales, for the nine months ended September 28, 2014, compared to $93.2 million, or 5.3% of net sales, for the comparable prior year period. The decrease was principally related to $18.5 million in charges incurred in the prior year period related to the termination at the IPO date of the advisory agreement previously in place with Blackstone. Excluding these charges, Administrative expenses were $75.6 million, or 4.0% of net sales, for the nine months ended September 28, 2014, compared to $74.7 million, or 4.2% of net sales, for the comparable prior year period. The increase primarily reflected higher depreciation expense and equity-based compensation partially offset by lower personnel costs.

Research and development expenses:

Research and development expenses were $8.5 million, or 0.5% of net sales, for the nine months ended September 28, 2014 compared to $7.8 million, or 0.4% of net sales, for the comparable prior year period. The increase primarily related to higher personnel costs from the integration of the Wish-Bone business.

Other income and expense

	Nine months ended
	September 28, 2014	September 29, 2013
Other expense (income), net consists of:
Amortization of intangibles/other assets	$10.5	$11.6
Termination costs associated with the Hillshire merger agreement	(153.0)	—
Redemption premiums on the early extinguishment of debt	—	34.2
Royalty income and other	(1.3)	(0.7)
Total other expense (income), net	$(143.7)	$45.1

Termination fee payment, net of costs. Represents the $163.0 million termination fee received from Tyson on behalf of Hillshire, net of costs, primarily consisting of professional fees incurred related to the terminated merger agreement. See Note 5, Other Expense (income), net for further details.

Redemption premium on the early extinguishment of debt. On May 10, 2013, as part of a debt refinancing (the "Refinancing") the Company redeemed all $400.0 million of its outstanding 8.25% Senior Notes at a redemption price of 108.5% of the aggregate principal amount at a premium of $34.2 million

Earnings before interest and taxes

Earnings before interest and taxes for the nine months ended September 28, 2014 increased $242.1 million, or 137.1%, versus year-ago to $418.6 million. The primary drivers of the increase was the $149.2 impact of Hillshire merger termination fee, net of costs incurred as well as $53.4 million of charges in the comparable prior year period related to the early extinguishment of debt and the IPO- related termination of the advisory agreement with Blackstone. Also impacting the comparison was improved gross profit in the current period, driven by productivity, favorable product mix and higher volumes, including the benefit of the Wish-Bone acquisition.

Birds Eye Frozen Division:
Earnings before interest and taxes for the nine months ended September 28, 2014 were $128.1 million, a decline of $2.4 million, or 1.8%, versus year-ago, including the unfavorable impact of $2.7 million from comparison against the aforementioned insurance recovery. Also impacting the comparison was lower gross profit driven by higher trade spending and higher commodity and logistics costs, partially offset by higher sales and productivity.

Duncan Hines Grocery Division:
Earnings before interest and taxes for the nine months ended September 28, 2014 were $132.6 million, an increase of 36.2%, primarily reflecting improved gross profit, driven by the benefit of the Wish-Bone acquisition, as well as productivity and lower commodity prices, partially offset by higher trade spending and lower earnings from our Canadian operations due to a heightened promotional environment and the unfavorable impact from foreign exchange.
Specialty Foods Division:
Earnings before interest and taxes for the nine months ended September 28, 2014 were $23.4 million, an increase of $2.3 million, or 10.8%, versus year-ago, primarily reflecting improved plant productivity, lower commodity costs and the benefit of the acquired Wish-Bone foodservice business.

Unallocated corporate income (expense):

Unallocated corporate income for the nine months ended September 28, 2014 was $134.5 million, as compared to expense of $72.4 million in the year ago period. The change primarily reflected the impact of the Hillshire merger termination fee payment, net of costs. Also impacting the comparison were charges incurred in the comparable prior year period of $34.2 million related to the early extinguishment of debt and $18.5 million related to the termination at the IPO date of the advisory agreement previously in place with Blackstone.

Interest expense, net
Net interest expense declined 31.6%, or $34.1 million, to $73.7 million in the nine months ended September 28, 2014 from $107.8 million in the nine months ended September 29, 2013. Included in net interest expense in the nine months ended September 28, 2014, and September 29, 2013 are charges associated with our July 2014, principal payment and 2013 refinancing respectively. These items which total $1.9 million and $22.5 million in 2014 and 2013, respectively, are described below. Excluding these items, net interest expense declined by $13.5 million largely resulting from lower outstanding debt balances driven by IPO related debt reduction and our July 2014 $200.0 million principal payment as well as lower interest rates due to the benefit of our 2013 Refinancing. These decreases were partially offset by incremental debt driven by the Wish-Bone acquisition.

Our July 8, 2014, $200.0 million principal payment of the Tranche G Term Loans resulted in the recognition of approximately $1.9 million of charges to interest expense in the first nine months of 2014 for write-offs of existing debt acquisition costs and original issue discounts.

Our 2013 refinancing included using the net proceeds of $623.9 million ($667.0 million of gross proceeds, net of $43.1 million of underwriting discounts) from our April 3, 2013 IPO along with cash on hand to redeem all $465.0 million of our 9.25% Senior Notes on April 15, 2013 and to repay $202.0 million of Tranche B Term Loans. In addition, on April 29, 2013, the Company entered into the Second Amended and Restated Credit Agreement which provided for the issuance of $1.63 billion of Tranche G Term Loans due 2020 and the extension of the due date of our revolving credit facility to 2018. The proceeds were used to repay all previous outstanding borrowings under the Existing Credit Agreement. This refinancing resulted in our recognizing approximately $22.5 million of charges to interest expense in the first nine months of 2013. The charges recognized consisted of $14.9 million of existing debt acquisition costs and original issue discounts as well as $4.8 million of new costs incurred in connection with the transaction that were recorded directly to interest expense and a $2.8 million charge resulting from the de-designation and termination of interest rate swaps.

We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements, excluding the AOCL portion, are recorded as an adjustment to interest expense. Included in net interest expense was $0.5 million and $1.2 million for the first nine months of 2014 and 2013, respectively, recorded from losses on interest rate swap agreements.
Provision for income taxes

The effective tax rate was 38.5% for the nine months ended September 28, 2014, compared to 51.1% for the nine months ended September 29, 2013. The effective rate difference for the nine months ended September 28, 2014, is principally related to favorable changes in state legislation in the current year which resulted in a benefit of $1.1 million to the provision for income taxes. Comparatively, the effective rate difference for the nine months ended September 29, 2013 is primarily driven by the Company discontinuing hedge accounting at the time of the Refinancing for interest rate swaps in effect at that time (Note 11). Accordingly, changes to the fair value and associated tax effects accumulated in other comprehensive income were recognized to the statement of operations during the second quarter of 2013, resulting in a $9.1 million non-cash deferred tax charge to the provision for income taxes. For the nine months ended September 28, 2014 and September 29, 2013 we maintained a valuation allowance against certain state net operating carryovers, state tax credits carryovers and foreign loss carryovers. See Note 15 to the Consolidated Financial Statements for Income Taxes.

Under Internal Revenue Code (“the Code”) Section 382, the Company is a loss corporation. Section 382 of the Code places limitations on our ability to use our NOL carryovers to offset taxable income. As described in Note 15, an ownership change occurred during the reporting period, resulting in an annual limitation on a portion of our NOLs that were previously not subject to a Section 382 limitation. This annual limitation is approximately $94.0 million subject to adjustment for certain recognized built in gain items. We do not anticipate that this new limitation will impact our realization of our NOL carryovers. The annual Federal NOL limitation that applies to our NOLs before the ownership change is approximately $17.0 million to $23.0 million, subject to other rules and restrictions. Our NOLs and certain other tax attributes generated prior to December 23, 2009 may not be utilized to offset Birds Eye income from recognized built-in gains through December 2014, pursuant to Section 384 of the Code.

We have significant tax-deductible intangible asset amortization and federal and state NOLs, which resulted in minimal federal and state cash taxes in recent years. We expect continued amortization and utilization of our NOLs will reduce the majority of our federal and state cash income tax through 2015.

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

On July 8, 2014, the Company paid $200.0 million of the Tranche G Term Loans with a combination of the Hillshire merger termination fee payment and cash on hand.
Statements of cash flows for the nine months ended September 28, 2014 compared to the nine months ended September 29, 2013
For the nine months ended September 28, 2014, net cash flow increased $23.7 million compared to an increase in net cash flow of $18.1 million for the nine months ended September 29, 2013.

Net cash provided by operating activities was $412.6 million for the nine months ended September 28, 2014, which included $151.4 million of cash inflows related to the termination of the Hillshire merger agreement. In addition, net earnings, exclusive of the aforementioned termination inflow and non-cash charges and credits, were $258.5 million. Also impacting the period was an increase in working capital of $2.7 million. The increase in working capital was primarily the result of a $54.9 million increase in accounts payable related to both Wish-Bone and the seasonality of our inventory purchases. This was partially offset by an $28.4 million increase in accounts receivable driven by the timing of sales and a $23.1 million increase in inventory during the harvest season in addition to the impact from the Gilster acquisition. The aging profile of accounts receivable has not changed significantly from December 2013. All other working capital accounts generated a net $0.7 million cash outflow.

Net cash provided by operating activities for the nine months ended September 29, 2013 was $141.7 million and was the result of net earnings, excluding non-cash charges and credits, of $177.0 million and an increase in working capital of $35.4 million. The increase in working capital was primarily the result of a $36.2 million seasonal increase in inventory during the harvest season, a $25.3 million increase in accounts receivable driven by the timing of sales, a $10.5 million decrease in accrued liabilities primarily attributable to lower interest payable resulting from the refinancings and pay downs and a $5.6 million decrease in accrued trade marketing expense driven by the seasonality of our marketing programs. These were partially offset by a $41.7 million increase in accounts payable driven by the seasonality of our inventory purchases. All other working capital accounts generated a net $0.4 million cash inflow.

Net cash used in investing activities was $92.1 million, for the nine months ended September 28, 2014 and included $82.7 million for capital expenditures as well as $11.8 million of cash outflows to partially fund the acquisition of the Duncan Hines co-manufacturing business. Capital expenditures during the first nine months of 2014 included approximately $38.1 million of costs related to our acquisition integration projects. Investing activities also included $2.3 million of proceeds from the sale of assets previously held for sale.

Net cash used in investing activities for the nine months ended September 29, 2013, was $55.9 million and was primarily related to capital expenditures. Capital expenditures during the first nine months of 2013 included approximately $6.1 million of costs related to our facility consolidation projects. Investing activities also included $6.9 million of proceeds from the sale of assets previously held for sale.

Net cash used by financing activities for the nine months ended September 28, 2014 was $296.8 million and consisted of $217.6 million of term loan repayments, $73.0 million of dividends paid, $3.9 million of net capital leases and notes payable activity and $2.0 million of cash outflows related to our equity based compensation plans. All other financing activities generated a net $0.3 million outflow.

Net cash used by financing activities in 2013 was impacted by our Refinancing, which is explained in greater detail in Note 9 to the Consolidated Financial Statements. Net cash used by financing activities for the nine months ended September 29, 2013 was $68.0 million and consisted of $1,625.9 million of proceeds from our new Tranche G Term Loan, $624.2 million of proceeds ($667.0 million of gross proceeds net of $43.1 million of underwriting discounts and other fees) from our IPO and $350.0 million of proceeds from our notes offering which were more than offset by $1,732.1 million of term loan repayments, $899.2 million of repurchases of outstanding notes, $20.8 million of dividends paid, $12.5 million of debt acquisition costs and $3.4 million of net capital leases and notes payable activity.

Debt

For more information on our debt, see Note 9 of the Consolidated Financial Statements "Debt and Interest Expense".

Covenant Compliance

The following is a discussion of the financial covenants contained in our debt agreements.
Senior Secured Credit Agreement
Our Amended Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to:

•	incur additional indebtedness and make guarantees;

•	create liens on assets;

•	engage in mergers or consolidations;

•	sell assets;

•	pay dividends and distributions or repurchase our capital stock;

•	make investments, loans and advances, including acquisitions; and

•	engage in certain transactions with affiliates.

The Amended Credit Agreement also contains certain customary affirmative covenants and events of default.

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

Pursuant to the terms of the Amended Credit Agreement, Pinnacle Foods Finance is required to maintain a ratio of Net First Lien Secured Debt to Covenant Compliance EBITDA of no greater than 5.75 to 1.00. Net First Lien Secured Debt is defined as Pinnacle Foods Finance's aggregate consolidated secured indebtedness secured on a first lien basis, less the aggregate amount of all unrestricted cash and cash equivalents.
In addition, under the Amended Credit Agreement and the indenture governing the 4.875% Senior Notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Senior Secured Leverage Ratio (which is currently the same as the ratio of Net First Lien Secured Debt to Covenant Compliance EBITDA described above), in the case of the Amended Credit Agreement, or to the ratio of Covenant Compliance EBITDA to fixed charges for the most recently concluded four consecutive fiscal quarters, in the case of the Senior Notes. We believe that these covenants are material terms of these agreements and that information about the covenants is material to an investor's understanding our financial performance. As of September 28, 2014, we were in compliance with all covenants and other obligations under the Amended Credit Agreement and the indenture governing the 4.875% Senior Notes.
Covenant Compliance EBITDA is defined as earnings (loss) before interest expense, taxes, depreciation and amortization (“EBITDA”), further adjusted to exclude non-cash items, extraordinary, unusual or non-recurring items and other adjustment items permitted in calculating Covenant Compliance EBITDA under the Amended Credit Agreement and the indenture governing the Senior Notes. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Covenant Compliance EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financial covenants.
EBITDA and Covenant Compliance EBITDA do not represent net earnings or loss or cash flow from operations as those terms are defined by U.S. Generally Accepted Accounting Principles (“GAAP”) and do not necessarily indicate whether cash flows will be sufficient to fund cash needs. In particular, the definitions of Covenant Compliance EBITDA in the Amended Credit Agreement and the indenture allow us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net earnings or loss. However, these are expenses that vary greatly and are difficult to predict. While EBITDA and Covenant Compliance EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, they are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.
Our ability to meet the covenants specified above in future periods will depend on events beyond our control, and we cannot assure you that we will meet those ratios. A breach of any of these covenants in the future could result in a default under, or an inability to undertake certain activities in compliance with, the Amended Credit Agreement and the indenture governing the 4.875% Senior Notes, at which time the lenders could elect to declare all amounts outstanding under the Amended Credit Agreement to be immediately due and payable. Any such acceleration would also result in a default under the indenture governing the 4.875% Senior Notes.
The following table provides a reconciliation from our net earnings to EBITDA and Covenant Compliance EBITDA for the three and nine months ended September 28, 2014 and September 29, 2013, and the fiscal year ended December 29, 2013. The terms and related calculations are defined in the Amended Credit Agreement and the indenture governing the 4.875% Senior Notes.

(thousands of dollars)	Three months ended		Nine months ended		Fiscal Year Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013	December 29, 2013
Net earnings	$135,957	$40,685	$212,289	$33,642	$89,349
Interest expense, net	24,844	19,572	73,677	107,810	132,213
Income tax expense	85,829	24,661	132,665	35,108	71,475
Depreciation and amortization expense	20,018	19,658	59,976	57,683	78,225
EBITDA	$266,648	$104,576	$478,607	$234,243	$371,262
Non-cash items (a)	5,000	(306)	5,264	(280)	5,620
Acquisition, merger and other restructuring charges (b)	(149,693)	1,112	(143,106)	12,218	22,137
Other adjustment items (c)	—	—	169	53,361	53,361
Adjusted EBITDA	$121,955	$105,382	$340,934	$299,542	$452,380
Wish-Bone acquisition adjustments (1)	3,000	13,218	9,000	50,483	54,716
Non-cash equity-based compensation charges (2)	2,242	2,291	6,690	5,616	7,933
Covenant Compliance EBITDA	$127,197	$120,891	$356,624	$355,641	$515,029
Last twelve months Covenant Compliance EBITDA			$516,012

(1)
For the three and nine months ended September 28, 2014, represents the net cost savings projected to be realized from acquisition synergies, calculated consistent with the definition of Covenant Compliance EBITDA. For fiscal 2013, represents proforma additional EBITDA from Wish-Bone for the period of fiscal 2013 prior to the Wish-Bone acquisition and the net cost savings projected to be realized from acquisition synergies, calculated consistent with the definition of Covenant Compliance EBITDA.

(2)
Represents non-cash compensation charges related to the granting of equity awards that occur in the normal course of business. Awards that were issued as a result of the termination of the Hillshire merger agreement are being treated as an adjustment in the determination of Adjusted EBITDA. See Non-cash items below for details.

(a)	Non-cash items are comprised of the following:

(thousands of dollars)	Three months ended		Nine months ended		Fiscal Year Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013	December 29, 2013
Unrealized losses (gains) resulting from hedging activities (1)	$3,304	$(306)	$3,568	$(280)	$(693)
Effects of adjustments related to the application of purchase accounting (2)	—	—	—	—	6,313
Non-cash compensation charges (3)	1,696		1,696
Total non-cash items	$5,000	$(306)	$5,264	$(280)	$5,620
 _________________

(1)	Represents non-cash gains and losses resulting from mark-to-market adjustments of obligations under derivative contracts.

(2)	For fiscal year ended December 29, 2013, represents expense related to the write-up to fair market value of inventories acquired as a result of the Wish-Bone acquisition.

(3)	Represents non-cash compensation charges related to RSU's awarded as a result of the termination of the Hillshire merger agreement.

(b)	Acquisition, merger and other restructuring charges are comprised of the following:

(thousands of dollars)	Three months ended		Nine months ended		Fiscal Year Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013	December 29, 2013
Expenses in connection with an acquisition or other non-recurring merger costs (1)	$(152,280)	$398	$(150,180)	$1,189	$9,485
Restructuring charges, integration costs and other business optimization expenses (2)	2,047	(91)	6,109	7,353	7,979
Employee severance (3)	540	805	965	3,676	4,673
Total acquisition, merger and other restructuring charges	$(149,693)	$1,112	$(143,106)	$12,218	$22,137
_________________

(1)
For the three and nine months ended September 28, 2014, primarily represents receipt of Hillshire merger termination fee, net of professional fees and employee incentives incurred related to the terminated agreement previously in place with Hillshire. Also, includes expenses related to the secondary offering of common stock. See Note 5 to the Consolidated Financial Statements for further details. For the three and nine months ended September 29, 2013, primarily represents IPO related expenses and due diligence investigations. For the fiscal year ended December 29, 2013, primarily represents costs related to the Wish-Bone acquisition, IPO related expenses and due diligence investigations.

(2)
For the three and nine months September 28, 2014, represents integration costs of the Wish-Bone and Gilster acquisitions and a gain from the sale of our Millsboro, DE facility in September 2014. For the three and nine months ended September 29, 2013, primarily represents restructuring and restructuring related charges related to the closure of our Millsboro, DE facility and consulting and business optimization expenses related to the expansion of headquarter direct sales coverage for retail. For the fiscal year ended December 29, 2013, primarily represents restructuring and restructuring related charges related to the closure of our Millsboro, DE facility, consulting and business optimization expenses related to the expansion of headquarter direct sales coverage for retail and a gain from the sale of our Tacoma, WA location in July 2013.

(3)	Represents severance costs paid, or to be paid, to terminated employees.

(c)	Other adjustment items are comprised of the following:

(thousands of dollars)	Three months ended		Nine months ended		Fiscal Year Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013	December 29, 2013
Management, monitoring, consulting and advisory fees (1)	$—	$—	$—	$19,181	$19,181
Other (2)	—	—	169	34,180	34,180
Total other adjustments	$—	$—	$169	$53,361	$53,361
_________________

(1)
Represents management/advisory fees and expenses paid to an affiliate of Blackstone. For the fiscal year ended December 29, 2013 and the nine months ended September 29, 2013, includes $15.1 million relating to the termination of the advisory agreement in accordance with its terms.

(2)	For the fiscal year ended December 29, 2013, primarily represents $34.2 million of the premiums paid on the redemption of $400.0 million of 8.25% Senior Notes due 2017.

Our covenant requirements and actual ratios for the twelve months ended September 28, 2014 are as follows:

	Covenant Requirement	Actual Ratio
Amended Credit Agreement
Net First Lien Leverage Ratio (1)	5.75 to 1.00	3.50
Total Leverage Ratio (2)	Not applicable	4.21
Senior Notes (3)
Minimum Covenant Compliance EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions (4)	2.00 to 1.00	5.58
 _________________

(1)
Pursuant to the terms of the Amended Credit Agreement, Pinnacle Foods Finance is required to maintain a ratio of Net First Lien Secured Debt to Covenant Compliance EBITDA of no greater than 5.75 to 1.00. Net First Lien Secured Debt is defined as Pinnacle Foods Finance's aggregate consolidated secured indebtedness secured on a first lien priority basis, less the aggregate amount of all unrestricted cash and cash equivalents.

(2)
The Total Leverage Ratio is not a financial covenant but is used to determine the applicable margin rate under the Amended Credit Agreement. As of September 28, 2014, we achieved a total net leverage ratio of less than 4.25:1.0, which will result in a 25 basis point reduction on the margin on our Amended Credit Agreement subsequent to our quarterly certification to the Administrative Agent which occurs after the filling of this quarterly 10-Q report. The Total Leverage Ratio is calculated by dividing consolidated total debt less the aggregate amount of all unrestricted cash and cash equivalents by Covenant Compliance EBITDA.

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

Inflation

We strive to mitigate the effects of inflation with cost reduction and productivity programs. However, inflation became more pronounced in 2013, particularly in ingredient costs such as vegetables, flours, shortening/oils, beef, dairy, cocoa, corn sweeteners and energy. In the second half of 2013 inflation was higher than the previous year, the impact of which flowed through in the first half of 2014. Overall, inflation is lower in 2014, but there are areas of higher inflation, namely, protein and freight costs. To the extent possible, we offset inflation with productivity programs. However, we spend approximately $1.1 billion annually on ingredients, therefore each 1% change in our weighted average cost of ingredients would increase our Cost of products sold by approximately $11.0 million. If we experience significant inflation, price increases may be necessary in order to preserve our margins and returns. However, over the past several years, significant macroeconomic weakness and ongoing pressures on the consumer have resulted in shifting consumer buying patterns for grocery products.  As a result, industry volumes have come under pressure, hampering our ability to pass along higher input costs. Severe increases in inflation could have an adverse impact on our business, financial condition and results of operations.

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
The following table provides a reconciliation from our gross profit to Adjusted Gross Profit for the nine months ended September 28, 2014 and September 29, 2013, and the fiscal year ended December 29, 2013.

(thousands of dollars)	Three months ended		Nine months ended		Fiscal Year Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013	December 29, 2013
Gross profit	$163,902	$157,403	$492,780	$456,672	$654,249
Non-cash items (a)	4,333	(305)	4,597	(280)	5,620
Acquisition, merger and other restructuring charges (b)	2,749	(388)	6,412	3,756	4,504
Adjusted Gross Profit	$170,984	$156,710	$503,789	$460,148	$664,373

% of Net Sales	27.4%	27.4%	26.7%	26.2%	27.0%

(a)	Non-cash items are comprised of the following:

(thousands of dollars)	Three months ended		Nine months ended		Fiscal Year Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013	December 29, 2013
Unrealized losses (gains) resulting from hedging activities (1)	$3,304	$(305)	$3,568	$(279)	$(693)
Effects of adjustments related to the application of purchase accounting (2)	—	—	—	—	6,313
Non-cash compensation charges (3)	1,029	—	1,029	—	—
Non-cash items	$4,333	$(305)	$4,597	$(279)	$5,620

 _________________

(1)	Represents non-cash gains and losses resulting from mark-to-market obligations under derivative contracts.

(2)	For fiscal 2013, represents expense related to the write-up to fair market value of inventories acquired as a result of the Wish-Bone acquisition.

(3)	Represents non-cash compensation charges related to RSU's awarded as a result of the termination of the Hillshire merger agreement.

(b)	Acquisition, merger and other restructuring charges are comprised of the following:

(thousands of dollars)	Three months ended		Nine months ended		Fiscal Year Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013	December 29, 2013
Restructuring charges, integration costs and other business optimization expenses (1)	$2,469	$(388)	$6,132	$3,557	$4,305
Employee severance and recruiting (2)	280	—	280	199	199
Total acquisition, merger and other restructuring charges	$2,749	$(388)	$6,412	$3,756	$4,504

 _________________

(1)
For the three and nine months ended September 28, 2014 primarily represents integration costs for the Wish-Bone and Gilster acquisitions and the closure of our Millsboro, DE facility. For the three and nine months ended September 29, 2013, primarily represents restructuring and restructuring related charges, consulting and business optimization expenses in connection with the closures at our Millsboro, DE (March, 2013) and Fulton, NY (March, 2012) facilities. For the fiscal year ended December 29, 2013, primarily represents restructuring and restructuring related charges, consulting and business optimization expenses in connection with the closures at our Millsboro, DE (March 2013) and Fulton NY (March, 2012) facilities and a gain from the sale of our Tacoma, WA location in July 2013.

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

Off-Balance Sheet Arrangements

As of September 28, 2014, we did not have any off-balance sheet obligations.

Critical Accounting Policies and Estimates

We have disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Form 10-K filed on March 6, 2014, those accounting policies that we consider to be significant in determining our results of operations and financial condition. Other than changing the measurement date of our annual goodwill and trade names impairment tests, as described in Note 2 to the Consolidated Financial Statements, there have been no material changes to those policies that we consider to be significant since the filing of the 10-K. We believe that the accounting principles utilized in preparing our unaudited consolidated financial statements conform in all material respects to GAAP.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 28, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective at a level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 28, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to Blackstone by Travelport Worldwide LTD, which may be considered an affiliate of Blackstone and therefore our affiliate.

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
There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth in our Form 10-K filed with the SEC on March 6, 2014 under the section entitled “Risk Factors,” the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this report and the following risks, uncertainties and factors:

•	competition;

•	our ability to predict, identify, interpret and respond to changes in consumer preferences;

•	the loss of any of our major customers;

•	our reliance on a single source provider for the manufacturing, co-packing and distribution of many of our products;

•	fluctuations in the price and supply of food ingredients, packaging materials and freight;

•	volatility in commodity prices and our failure to mitigate the risks related to commodity price fluctuation and foreign exchange risk through the use of derivative instruments;

•	costs and timeliness of integrating future acquisitions or our failure to realize anticipated cost savings, revenue enhancements or other synergies therefrom;

•	our substantial leverage;

•	litigation or claims regarding our intellectual property rights or termination of our material licenses;

•	our ability to drive revenue growth in our key product categories or to add products that are in faster growing and more profitable categories;

•	potential product liability claims;

•	seasonality;

•	the funding of our defined benefit pension plans;

•	changes in our collective bargaining agreements or shifts in union policy;

•	changes in the cost of compliance with laws and regulations, including environmental, worker health and workplace safety laws and regulations;

•	our failure to comply with U.S Food & Drug Administration, U.S. Department of Agriculture or Federal Trade Commission regulations and the impact of governmental budget cuts;

•	disruptions in our information technology systems;

•	future impairments of our goodwill and intangible assets;

•	difficulty in the hiring or the retention of key management personnel;

•	changes in tax statutes, tax rates, or case laws which impact tax positions we have taken; and

•	Affiliates of Blackstone beneficially own approximately 37% of our common stock.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FOODS INC.

By:	/s/ Craig Steeneck
Name:	Craig Steeneck
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Authorized Officer)
Date:	November 12, 2014

EXHIBIT INDEX

Exhibit Number	Description of exhibit

3.1
Form of Amended and Restated Certificate of Incorporation of Pinnacle Foods Inc. (previously filed as Exhibit 3.1 to the Current Report on Form 8-K of Pinnacle Foods Inc. filed with the SEC on April 3, 2013 (Commission File Number: 001-35844), and incorporated herein by reference)

3.2
Form of Amended and Restated Bylaws of Pinnacle Foods Inc. (previously filed as Exhibit 3.2 to the Current Report on Form 8-K of Pinnacle Foods Inc. filed with the SEC on April 3, 2013 (Commission File Number: 001-35844), and incorporated herein by reference)

10.5+
Form of Amended Executive Severance Plan of Pinnacle Foods Inc. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K of Pinnacle Foods Inc. filed with the SEC on July 25, 2014 (Commission File Number: 001-35844), and incorporated herein by reference)

18.1*	Preferability letter regarding change in accounting principle related to goodwill.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)

32.2*	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)

99.1*	Section 13(r) Disclosure

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