Form 10-K
period 2014-12-28
Pinnacle Foods Inc.
filed 2015-02-24
CIK 1564822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
_____________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2014
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
Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☐     No  ☒
As of June 29, 2014 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of common stock held by non-affiliates of the registrant was approximately $1,792,891,279. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.
There were 116,317,872 shares of common stock, $0.01 par value, outstanding at February 19, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the annual meeting of shareholders scheduled to be held on June 11, 2015 are incorporated by reference into Part III of this Form 10-K.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Form 10-K, the words “estimates,” “expects,” “contemplates,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management's examination of historical facts and operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management's expectations, beliefs and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K. Such risks, uncertainties and other important factors include, among other things:

▪	competition;

▪	our ability to predict, identify, interpret and respond to changes in consumer preferences;

▪	the loss of any of our major customers;

▪	our reliance on a single source provider for the manufacturing, co-packing and distribution of many of our products;

▪	fluctuations in price and supply of food ingredients, packaging materials and freight;

▪	volatility in commodity prices and our failure to mitigate the risks related to commodity price fluctuation and foreign exchange risk through the use of derivative instruments;

▪	costs and timeliness of integrating future acquisitions or our failure to realize anticipated cost savings, revenue enhancements or other synergies therefrom;

▪	litigation or claims regarding our intellectual property rights or termination of our material licenses;

▪	our ability to drive revenue growth in our key product categories or to add products that are in faster growing and more profitable categories;

▪	potential product liability claims;

▪	seasonality;

▪	the funding of our defined benefit pension plans;

▪	changes in our collective bargaining agreements or shifts in union policy;

▪	changes in the cost of compliance with laws and regulations, including environmental, worker health and workplace safety laws and regulations;

▪	our failure to comply with FDA, USDA or FTC regulations and the impact of governmental budget cuts;

▪	disruptions in our information technology systems;

▪	future impairments of our goodwill and intangible assets;

▪	difficulty in the hiring or the retention of key management personnel; and

▪	changes in tax statutes, tax rates, or case laws which impact tax positions we have taken.

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

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. All forward-looking statements in this Form 10-K apply only as of the date made and are expressly qualified in their entirety by the cautionary statements included in this Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances.

EXPLANATORY NOTE
Unless the context requires otherwise, in this Form 10-K, “Pinnacle,” the “Company,” “we,” “us” and “our” refers to Pinnacle Foods Inc.”, and the entities that are its consolidated subsidiaries (including Pinnacle Foods Group LLC, or “PFG LLC”, formerly known as Pinnacle Foods Group Inc. or “PFGI”), which includes all of Pinnacle's existing operations.

PART I

ITEM 1.    BUSINESS

Company Overview

We are a leading manufacturer, marketer and distributor of high-quality, branded food products in North America, with annual net sales of approximately $2.6 billion in fiscal 2014. Our brands are leaders in many of their respective categories, and we hold the #1 or #2 market share position in 10 of the 13 major product categories in which we compete. Our brand portfolio enjoys strong household penetration in the United States, where our products can be found in over 85% of U.S. households. Our products are sold through supermarkets, grocery wholesalers and distributors, mass merchandisers, super centers, convenience stores, dollar stores, drug stores and warehouse clubs in the United States and Canada, as well as in military channels and foodservice locations. Given our diverse portfolio of iconic brands with attractive market positions, our business generates significant and stable cash flows that has enabled us to pay regular quarterly dividends to our shareholders, reduce our debt and drive value creation through both reinvestment in our existing brands and periodic strategic acquisitions.

We view our business as comprised of 13 major product categories which collectively comprised in excess of 90% of our North America Retail net sales in fiscal 2014.

Our operations are reported in three operating segments: the Birds Eye Frozen segment, the Duncan Hines Grocery segment and the Specialty Foods segment. The Birds Eye Frozen segment and the Duncan Hines Grocery segment, which collectively represent our North America Retail operations, include the following brands:

Birds Eye Frozen Segment

Major Pinnacle Brands	Industry Category	Market Share 52 Weeks Ended December 28, 2014 (1)	Category Rank (1)
Birds Eye	Frozen vegetables	26.2%	#1
Birds Eye Voila! (2)	Frozen complete bagged meals	33.9%	#2
Van de Kamp's Mrs. Paul's	Frozen prepared seafood	26.5%	#2
Lender's	Frozen and refrigerated bagels	62.3%	#1
Celeste	Frozen pizza for one	6.5%	#4
Hungry-Man	Full-calorie single-serve frozen dinners and entrées	8.0%	#3
Aunt Jemima	Frozen pancakes / waffles / French toast	5.1%	#2

Duncan Hines Grocery Segment

Major Pinnacle Brands	Industry Category	Market Share 52 Weeks Ended December 28, 2014 (1)	Category Rank (1)
Duncan Hines	Cake / brownie mixes and frostings	25.3%	#2
Vlasic	Shelf-stable pickles	35.0%	#1
Wish-Bone (3) Western	Shelf-stable salad dressings	11.9%	#3
Mrs. Butterworth's Log Cabin	Table syrup	21.1%	#1
Armour Brooks Nalley	Canned meat	21.5%	#2
Comstock Wilderness	Pie / pastry fruit fillings	37.4%	#1

(1) Based on IRI custom Pinnacle databases; rank among branded manufacturers, excluding Private Label.
(2) Pinnacle is the number 2 competitor in the category and Birds Eye Voila! is the number one brand.
(3) Pinnacle is the number 3 competitor in the category and Wish-Bone is the number one brand in the Italian segment.

Throughout this Form 10-K, we use data provided by Information Resources Inc. (“IRI”). Unless we indicate otherwise, retail sales, market share, category and other industry data used throughout this Form 10-K for all categories and segments are for U.S. brands and for the 52-week period ended December 28, 2014. This data includes retail sales for food (grocery stores with at least $2.0 million in annual sales), drug (all chain and independent drug retailers, excluding prescription sales), mass merchandisers (Target, Kmart and Shopko), Walmart (Supercenters, Division 1 and Neighborhood Market), club stores (BJ’s and Sam’s Club), dollar stores (Dollar General, Family Dollar and Fred’s) and military (Defense Commissary Agency commissaries in the continental United States). Retail sales are dollar sales estimated by IRI and represent the value of units sold through cash registers for the relevant period. Market share is the Company’s percentage of the overall category and is calculated using dollar retail sales of U.S. brands.

We view shelf-stable pickles, table syrup, frozen and refrigerated bagels, frozen pancakes/waffles/French toast and pie/pastry fruit fillings as distinct categories. We view the cake/brownie mixes and frostings category as consisting of cake and cupcake mixes, brownie mixes and frostings. We view the frozen vegetables category as consisting of frozen plain vegetables, frozen prepared vegetables and select frozen side dishes, including vegetables. We view the frozen complete bagged meals category as consisting of frozen full-calorie multi-serve dinners, excluding non-bag items. We view the frozen prepared seafood category as consisting of frozen breaded and battered fish, excluding shellfish. We view the single-serve frozen dinners and entrées category as consisting of full-calorie single-serve frozen dinners and entrées and select frozen handheld entrees. We view the frozen pizza-for-one category as consisting of total frozen pizza of 12 ounces per unit or less (for single serve packages, or individual units within multi-serve packages), excluding French bread crust and diet-positioned varieties. We view the canned meat category as consisting of shelf-stable prepared chili, shelf-stable lunch meats, shelf-stable Vienna Sausage and shelf-stable potted meats. We view the shelf-stable salad dressings category as consisting of shelf-stable pourable dressings and salad dressing mixes.
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

On November 14, 2014, Pinnacle acquired Garden Protein International Inc., ("Garden Protein") the manufacturer of the plant-based protein brand gardein, which is an addition to the brands reflected in the above tables. The brand is an innovator in the fast growing plant-based protein sector, with a line of award-winning frozen products that serve as alternatives for traditional animal-based protein formats, such as chicken strips and tenders, ground beef and fish fillets. As one of the fastest-growing frozen health and wellness brands in the U.S., gardein enjoys exceptional velocity trends across both traditional and non-traditional retailers, including the natural and organic channel. We believe that the brand will enhance the Birds Eye Frozen Segment's portfolio and provide new opportunities to expand our innovation platform.

In addition to our North America Retail operations, the Specialty Foods segment consists of a regional presence in snack products (including Tim’s Cascade and Snyder of Berlin), as well as our Foodservice and Private Label businesses.
Within our segments, we actively manage our portfolio by segregating our business into Leadership Brands and Foundation Brands. Our Leadership Brands enjoy a combination of higher growth and margins, greater potential for value-added innovation and enhanced responsiveness to consumer marketing than do our Foundation Brands. As a result, we focus our investment spending and brand-building activities on our Leadership Brands. By contrast, we manage our Foundation Brands for revenue and market share stability and for cash flow generation to support investment in our Leadership Brands, reduce our debt and fund other corporate priorities. As a result, we focus spending for our Foundation Brands on brand renovation and targeted consumer and trade programs.

Our Leadership Brands are comprised of Birds Eye, Birds Eye Voila!, Duncan Hines, Vlasic, Van de Kamp’s, Mrs. Paul’s, Mrs. Butterworth’s, Log Cabin, Wish-Bone, Western and recently acquired gardein. Historically, our Leadership Brands have received approximately 80% of our marketing investment and the majority of our innovation investment. Our Birds Eye and Birds Eye Voila! brands combined had annual retail revenue in excess of $1.1 billion in 2014, and our remaining Leadership Brands collectively also had annual retail revenue in excess of $1.1 billion in 2014. In fiscal 2014, our Leadership Brands accounted for approximately 60% and 74% of our consolidated net sales and gross profit, respectively, and approximately 69% and 76% of our North America Retail net sales and gross profit, respectively.

Birds Eye Frozen Segment

Birds Eye is the largest brand in the $3.2 billion frozen vegetables category. Collectively, our steamed and non-steamed product offerings hold the #1 position among branded products, with a 26.2% market share. Recent government programs, such as the USDA’s My Plate program, and nutrition and health professionals continue to identify increased vegetable consumption as a key to better health. We believe that enhancing the taste of vegetables and making them exceptionally convenient are keys to driving more vegetable consumption. Birds Eye has taken a leadership role in increasing vegetable consumption, including encouraging children to eat more vegetables. We are supporters of the USDA’s My Plate program, partners in Partnership for a Healthier America, and have engaged in breakthrough marketing efforts with major multi-media family entertainment partners to encourage children to eat more vegetables. We also compete in the frozen complete bagged meals category with our Birds Eye Voila! brand. We are the second largest competitor in the frozen complete bagged meal category, and our Birds Eye Voila! brand is the #1 brand in the category, with a 33.9% market share. Birds Eye Voila! frozen bagged meals provide consumers with a high quality complete meal, including protein, starch, and vegetables, that can be prepared in a skillet in just minutes.

In fiscal 2014, our product launches included expansion of our Birds Eye Chef’s Favorites line with 6 new varieties including Sweet Potatoes, Penne Pasta & Spinach, and Asian Style Rice with Vegetables, as well as expansion of the Birds Eye Voila! line with Fajita Chicken, Balsamic Chicken and Chicken Stir-Fry varieties. In addition, we expanded distribution on our Recipe Ready line of pre-cut vegetables.

Our Birds Eye Frozen Division also includes Van de Kamp’s and Mrs. Paul's frozen prepared seafood, gardein plant based protein products, Hungry-Man frozen entrées, Lender's frozen bagels and Celeste frozen pizza.

Duncan Hines Grocery Segment
Duncan Hines is the segment’s largest brand and includes cake mixes, ready-to-serve frostings, brownie mixes, muffin mixes, and cookie mixes. In 2014, we benefited from the launch of several new varieties, including our Blue and Pink Velvet Signature cakes, Decadent Pumpkin Spice and Caramel Apple Cupcakes, and Decadent Red Velvet brownie mix. Duncan Hines is the #2 brand with a 25.3% market share of the $1.3 billion cake/brownie mixes and frostings category.
We also offer a complete line of shelf-stable pickle products that we market and distribute nationally, primarily under the Vlasic brand, and regionally under the Milwaukee’s and Wiejske Wyroby brands. Our Vlasic brand, represented by its trademark Vlasic stork, including Vlasic Farmers Garden farmer's market quality pickles has the highest consumer awareness and quality ratings in the pickle category. Vlasic is the #1 brand in the $767.8 million shelf-stable pickle category and Pinnacle brands collectively hold a 35.0% market share.

On October 1, 2013, we acquired the Wish-Bone salad dressings business, which is comprised of the Wish-Bone and Western shelf-stable salad dressings brands. The acquisition added a 13th major product category to our portfolio.

Our Duncan Hines Grocery Division also includes Mrs. Butterworth’s and Log Cabin table syrups, Armour, Nalley and Brooks canned meat, Comstock and Wilderness pie and pastry fillings, Open Pit barbecue sauce as well as all Canadian operations.

Specialty Foods Segment
Snack Products. Our snack products primarily consist of Tim’s Cascade, Snyder of Berlin and Husman’s. These direct store delivery brands have strong regional awareness and hold leading market share positions in their regional markets.

Foodservice and Private Label. We also manufacture and distribute certain products, mainly in the frozen breakfast, canned meat, and pie and pastry fruit filling categories, through foodservice channels. We also manufacture and distribute certain Private Label products in the canned meat, shelf-stable pickles and frozen prepared seafood categories.

Financial information about our business segments is discussed in greater detail in Note 14 to the consolidated financial statements included elsewhere in this Form 10-K.

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

We have prioritized our investment spending and brand-building activities behind our Leadership Brands, given their higher growth and margins, greater potential for value-added innovation and enhanced responsiveness to consumer marketing, as compared to that of our Foundation Brands. We manage our Foundation Brands for stability in sales, market share and cash flow, with a focus on ongoing quality upgrades, competitive pricing and strong merchandising and trade programs. Our brand prioritization strategy is focused on ensuring that the strong, stable cash flows from our Foundation Brands are deployed for reinvestment in marketing and on-trend innovation for our higher-margin Leadership Brands, as well as for debt reduction and other corporate priorities
Strong Innovation and Marketing Capabilities Focused on Leadership Brands
Since 2009, we have substantially enhanced our organizational capabilities in the areas of new product innovation and consumer marketing. We have improved our in-house innovation capabilities by augmenting and upgrading our innovation team, with the construction of a new state-of-the-art Research and Development (“R&D”) facility in our Parsippany, New Jersey headquarters. This facility co-locates our sales, marketing and operations teams with our entire company-wide R&D team, and better enables us to leverage the innovation experience of senior management. Additionally, we have increased investment in consumer insights and employee innovation training. Recent examples of successfully launched innovations include new varieties of our Duncan Hines Decadent and Birds Eye Chef’s Favorites lines, Birds Eye Voila! family size complete bagged meals and our Hungry-Man Selects line. We intend to continue to invest in innovation that enables us to further differentiate our brands in the marketplace.
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
Operational Excellence Driving Continued Gross Margin Improvement
Our operational excellence program is a holistic, company-wide productivity initiative designed to generate annual productivity savings across our supply chain, in the range of 3% to 4% of our annual Cost of products sold, which has been achieved over the last five years. In fiscal 2014, our operational excellence initiative drove productivity savings of 3.7%. These productivity savings, combined with selective retail price increases have been instrumental in mitigating input cost inflation in periods of significant inflationary pressure, and driving gross margin expansion in periods of more modest inflation. We also pursue other initiatives to drive incremental improvement in our gross margin, including improving our product mix by focusing growth in Leadership brands and through new product innovation and low-margin SKU rationalization, increasing the effectiveness of our trade promotional spending and realizing synergies from acquisitions. Furthermore, our gross margin benefits from our diversified input cost basket in which no single commodity accounted for more than 5% of our total Cost of products sold in fiscal 2014. In addition, we are currently transitioning manufacturing of our Wish-Bone products from Unilever to our St. Elmo, Illinios location, which is expected to be finalized in the first half of 2015 and will reduce our manufacturing costs.
Strong Free Cash Flow Conversion
Our business generates an attractive Adjusted EBITDA margin and also benefits from modest capital expenditure and working capital requirements and approximately $673 million in net operating loss carryovers (“NOLs”), which combined have resulted in strong and stable unlevered free cash flows. Our Adjusted EBITDA margin benefits from the quality of our brand portfolio and our lean and nimble organization structure, with selling, general and administrative expenses, excluding one-time items, representing approximately 8.6% of net sales in fiscal 2014. Our manufacturing facilities and strategic use of co-packers limit our maintenance and capital expenditure requirements. Our NOLs and other tax attributes will significantly reduce our federal and state income tax payments through 2015 and generate modest annual cash tax savings thereafter.

We believe our strong free cash flows will enable us to continue to maximize shareholder value through paying a regular quarterly dividend, reducing our indebtedness, strategically deploying our capital to fund innovation and organic growth opportunities and financing value-enhancing acquisitions.
Proven M&A Expertise with Significant Opportunity
We have substantial experience in sourcing, executing and integrating value-enhancing acquisitions. We maintain a highly-disciplined approach to M&A, focusing on opportunities that add new iconic brands to our portfolio and/or allow for strong synergy realization.
As previously discussed, on November 14, 2014, we acquired Garden Protein, the rapidly growing manufacturer of the plant-based protein brand gardein, which had sales of approximately $57 million in 2014. The cost of the acquisition was approximately $158 million and we expect to incur approximately $5 million in capital expenditures for the expansion of the existing Vancouver, British Columbia manufacturing location and approximately $2 million of additional expenditures to integrate the business.
On October 1, 2013, we acquired Wish-Bone, which had sales of approximately $190 million in 2012, for a purchase price of $575 million. The Wish-Bone products acquired by us continue to be manufactured by Unilever while we transition manufacturing into our St. Elmo, Illinois location, which is expected to be finalized in the first half of 2015.
Our strong existing platforms in the Birds Eye Frozen and Duncan Hines Grocery segments facilitate a large addressable market and broad set of potential acquisition targets. We believe our scale, management depth, integration expertise and access to capital will allow us to consider both small and large acquisitions in the future and to seamlessly integrate them to drive maximum value creation.
Experienced, Hands-On Management Team and Board of Directors
Our management team has a demonstrated history of delivering strong operating results, has extensive food industry experience and includes several executives who have managed significantly larger businesses and have led numerous acquisition integrations. Our management team is complimented by an experienced Board of Directors, which includes several individuals with a proven track record of successfully managing and acquiring consumer businesses.

Customers

We have several large customers that account for a significant portion of our sales. Wal-Mart and its affiliates are our largest customers and represented approximately 27%, 26% and 25% of net sales in each of fiscal years 2014, 2013 and 2012, respectively. Cumulatively, including Wal-Mart, our top ten customers accounted for approximately 62% of net sales in fiscal year 2014 and approximately 60% in fiscal years 2013 and 2012, respectively.

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

Research and Development

Our Product Development and Technical Services teams focus on new product development, product-quality improvements, productivity improvements, regulatory compliance, package development, quality assurance, and brand extensions for our products. In fiscal 2012, we consolidated all of our R&D functions in our new state-of-the-art facility in our Parsippany, New Jersey headquarters and closed our Green Bay, Wisconsin location. The consolidation provides for seamless collaboration among our marketing, sales, operations and R&D functions. Our research and development expenditures totaled $11.3 million, $10.5 million, and $12.0 million for fiscal years 2014, 2013 and 2012, respectively. Our level of research and development expenditures reflects our focus on product development in comparison to basic research.

Intellectual Property

Our intellectual property and other proprietary assets include copyrights, registered and common law trademarks and trademark applications, patents and patent applications, domain names, trade secrets, other proprietary rights and licenses of intellectual property rights of various kinds. We consider these assets and rights, both in the United States and in other countries around the world, among our most valuable assets. We rely on a combination of copyright, trademark, patent, trade secret and unfair competition laws as well as contractual provisions to protect these assets. The duration and scope of the protection afforded to our intellectual property and other assets depends on the type of property in question and the laws and regulations of the relevant jurisdiction. In the case of licenses, they also depend on contractual provisions.

We manufacture and market certain of our frozen food products under the Swanson, Aunt Jemima and Voila! brands pursuant to royalty-free, exclusive and perpetual trademark licenses. The licenses give us the right to use certain Swanson, Aunt Jemima and Voila! trademarks both inside and outside of the United States in connection with the manufacture, distribution, marketing, advertising, and promotion and sale of these products. The licenses contain standard provisions, including those dealing with quality control and termination as well as assignment and consent. If we were to breach any material term of the licenses and not timely cure such breach, Campbell Soup Company, The Quaker Oats Company or Voila! Bakeries, Inc. could terminate the licenses.
We also have a license agreement granting us an exclusive, royalty bearing, perpetual license to use certain Armour trademarks in the United States. Under the license agreement, Smithfield Foods, Inc., as successor to ConAgra, Inc., the licensor, grants us a license for the use of various Armour trademarks in conjunction with shelf-stable products within the United States. We are required to make annual royalty payments to the licensor based upon our annual net sales of the approved shelf-stable products. If we were to materially breach the license agreement, Smithfield Foods, Inc. could terminate the license. We own and maintain Armour registrations in many other countries.

Sales and Distribution

We sell and distribute a majority of our products in the United States and Canada through a combined network of internal sales and broker teams. We employ other brokers for the foodservice and club channels. Through this combination network, our products reach all traditional classes of trade, including supermarkets, grocery wholesalers and distributors, mass merchandisers, super centers, convenience stores, drug stores, warehouse clubs, foodservice and other alternative channels.

Due to the different demands of distribution for frozen and shelf-stable products, we maintain separate distribution systems. Our Birds Eye Frozen segment’s and Duncan Hines Grocery segment’s product warehouse and distribution network consists of 16 locations and 13 locations, respectively. In addition to these locations, our snack products are primarily distributed through a direct store delivery network in the Midwest, Mid-Atlantic, and Pacific Northwest, a portion of which we own and operate and a portion of which utilizes third-party providers. We believe that our sales and distribution network is scalable and has the capacity to support substantial increases in volume.

Ingredients and Packaging

We believe that the ingredients and packaging used to produce our products are readily available through multiple sources. Ingredients and packaging typically account for approximately two thirds of our annual Cost of products sold.  We use a broad array of ingredients including vegetables and fruits, proteins, grains and oils, sugars, seafood and other agricultural products. Certain vegetables and fruits are purchased under dedicated acreage supply contracts from a number of growers prior to each growing season, while a smaller portion is sourced directly from third parties. Our packaging consists primarily of steel, aluminum, glass jars, plastic bottles, corrugated fiberboard, and various poly-films.

Manufacturing
Owned and Operated Manufacturing Facilities.    We own and operate eleven and lease two manufacturing facilities for our products. See "Item 2, - Properties" for a listing of our manufacturing facilities.
Co-Packing Arrangements. In addition to our own manufacturing facilities, we source a portion of our products under “co-packing” agreements, a common industry practice in which manufacturing is outsourced to other companies. We regularly evaluate our co-packing arrangements to ensure the most cost-effective manufacturing of our products and to utilize company-owned manufacturing facilities most effectively. Third-parties currently produce certain Duncan Hines and other products. On March 31, 2014, we acquired the largest Duncan Hines co-manufacturing business located in Centralia, Illinois from Gilster Mary Lee Corporation. In connection with the Wish-Bone acquisition, Unilever will continue to manufacture certain products to enable us to transition the manufacturing of Wish-Bone into our St. Elmo, Illinois location, which is expected to occur sometime in the first half of 2015.
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

Employees

We employed approximately 4,000 people as of December 28, 2014, with approximately 49% of our hourly employees unionized. Due to the seasonality of our pickle and vegetable businesses, our employment fluctuates throughout the year, and thus our average number of employees was approximately 4,350 throughout fiscal 2014. In September 2014, we completed negotiations and entered into a new collective bargaining agreement with the union representing approximately 480 employees at our Darien, Wisconsin plant, effective through December 31, 2018. In January 2015, we entered into a new collective bargaining agreement with approximately 300 of our union employees at our Waseca, Minnesota plant, effective through January 17, 2020. Our other unionized employees are covered under collective bargaining agreements expiring between March 2015 and October 2022. In general, we consider our relationship with employees to be good. See “Item 1A— Risk Factors— Our financial well-being could be jeopardized by unforeseen changes in our employees’ collective bargaining agreements or shifts in union policy.”

Financial Information About Geographical Areas
For information about our geographic segments, see Note 14 to the consolidated financial statements in this Form 10-K.
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

Environmental Regulation

We are subject to a number of federal, state, and local laws and other requirements relating to the protection of the environment and the safety and health of personnel and the public. These requirements relate to a broad range of our activities, including: the discharge of pollutants into the air and water; the identification, generation, storage, handling, transportation, disposal, recordkeeping, labeling, and reporting of, and emergency response in connection with, hazardous materials (including asbestos) associated with our operations; noise emissions from our facilities; and safety and health standards, practices, and procedures that apply to the workplace and the operation of our facilities.

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
See “Item 1A— Risk Factors— We and our third-party co-packers and suppliers are subject to laws and regulations relating to protection of the environment, worker health, and workplace safety. Costs to comply with these laws and regulations, or claims with respect to environmental, health and safety matters, could have a significant negative impact on our business.”

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

Additional information

Pinnacle Foods Inc. was incorporated in Delaware on July 28, 2008 under the name "Crunch Holding Corp".
Additional information pertaining to our businesses, including operating segments, is set forth under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations and Related Information” under Item 7 of this Form 10-K and in Note 14 to the Consolidated Financial Statements, “Segments”, which is included under Item 8 of this Form 10-K.

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
With the exception of our Birds Eye frozen vegetable products which are produced in two facilities (Waseca, Minnesota and Darien, Wisconsin, which has approximately three times the production capacity of the Waseca location), none of our products are produced in significant amounts at multiple manufacturing facilities or co-packers. In addition, in connection with the Wish-Bone acquisition, Unilever has agreed to continue to manufacture certain products through April 2015 to enable us to transition the manufacturing of Wish-Bone into our St. Elmo, Illinois facility. Significant unscheduled downtime at any of our facilities or co-packers due to equipment breakdowns, power failures, natural disasters, or any other cause could materially adversely affect our ability to provide products to our customers, which would have a material adverse effect on our business, financial condition and results of operations.
We rely upon co-packers for our Duncan Hines frosting products and a limited portion of our other manufacturing needs. We believe that there are a limited number of competent, high-quality co-packers in the industry, and if we were required to obtain additional or alternative co-packing agreements or arrangements in the future, we may not be able to do so on satisfactory terms or in a timely manner.
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

We use significant quantities of food ingredients and other agricultural products as well as aluminum, glass jars, plastic trays, corrugated fiberboard and plastic packaging materials provided by third-party suppliers. We buy from a variety of producers and manufacturers, and alternate sources of supply are generally available. However, the supply and price are subject to market conditions and are influenced by other factors beyond our control, such as general economic conditions, unanticipated demand, problems in production or distribution, natural disasters, weather conditions during the growing and harvesting seasons, insects, plant diseases, and fungi. Adverse weather conditions may occur more frequently as a result of climate change and other factors. Adverse weather conditions and natural disasters can reduce crop size and crop quality, which in turn could reduce our supplies of raw materials, lower recoveries of usable raw materials, increase the prices of our raw materials, increase our cost of storing raw materials if harvests are accelerated and processing capacity is unavailable, or interrupt or delay our production schedules if harvests are delayed.
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

From time to time, we enter into commodity forward contracts to fix the price of diesel fuel, natural gas, soybean oil and other commodity purchases at a future delivery date. However, such strategies do not fully address commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies. Additionally, changes in the value of our commodities derivatives are recorded in the Cost of products sold line in our Consolidated Statements of Operations. Accordingly, volatility in commodities could result in volatility in our results of operations. As of December 28, 2014, the potential change in fair value of commodity derivative instruments, assuming a 10% adverse movement in the underlying commodity prices, would have resulted in an unrealized net loss of $6.2 million.
In addition, certain parts of our foreign operations in Canada expose us to fluctuations in foreign exchange rates. Net sales in Canada accounted for 3.2% of Consolidated Net Sales for fiscal 2014. With the Garden Protein acquisition, since the majority of its sales are denominated in US dollars, our consolidated exposure to foreign currency fluctuations in the Canadian dollar should decrease. We also seek to reduce our exposure to such foreign exchange risks primarily through the use of foreign exchange-related derivative financial instruments. We enter into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of our functional currency. As of December 28, 2014, a 10% decline in the U.S. dollar relative to the Canadian dollar would have decreased the fair value of our foreign exchange forward contracts by $2.3 million.
We may cease any of our current programs or use other hedging or derivative programs in the future. The extent of our hedges at any given time depends on our assessment of the markets for these commodities, diesel fuel and natural gas, including our assumptions about future prices and currency exchange rates. For example, if we believe market prices for the commodities we use are unusually high, we may choose to hedge less, or even none, of our upcoming requirements. If we fail to hedge and prices or currency exchange rates subsequently increase, or if we institute a hedge and prices or currency exchange rates subsequently decrease, our costs may be greater than anticipated or greater than our competitors’ costs and our financial results could be adversely affected. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations-Quantitative and Qualitative Disclosures About Market Risk” for a discussion of our current hedging and derivatives programs.

We may not be able to successfully identify, evaluate and integrate businesses we may acquire in the future and we may not be able to realize anticipated cost savings, revenue enhancements, or other synergies from such acquisitions.

We may not be able to identify and complete acquisitions in the future, and our failure to do so could limit our ability to grow our business beyond our existing brands. If we do acquire businesses in the future, the process of integrating such businesses involves risks. Some of these risks include, but are not limited to, demands on management related to the potential significant increase in the size of our business, the diversion of management’s attention from the management of daily operations and difficulties in the assimilation of different corporate cultures and business practices. Failure to successfully integrate acquired businesses may result in reduced levels of revenue, earnings or operating efficiency than might have been achieved if we had not acquired such businesses.
Our leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to rising interest rate risk and prevent us from meeting our obligations under our indebtedness.
As of December 28, 2014, our total indebtedness was $2.3 billion. This leverage could have important consequences, including:

•
requiring a portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures, and future business opportunities or to pay dividends;

•
exposing us to the risk of rising interest rates to the extent of borrowings under our senior secured credit facility that are not hedged (as of December 28, 2014 the majority of our floating rate borrowings are hedged);

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
In the future, we may be able to incur significant additional amounts of debt, which could increase the risks associated with our leverage.
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
Additionally, we manufacture certain brands under license agreements from various third parties. The loss of these licenses could have a material adverse effect on our business.
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
We hold investments in equity and debt securities in our qualified defined benefit pension plans. Deterioration in the value of plan assets, resulting from a general financial downturn or otherwise, could cause an increase in the underfunded status of our defined benefit pension plans, thereby increasing our obligation to make contributions to the plans. The underfunding in our pension plans totaled $59.1 million as of December 28, 2014. The decrease in discount rates from approximately 6% in 2008 to approximately 3.9% as of December 28, 2014 has had a significant impact on our funding status. We have contributed cash in excess of expense for the last three years to improve the funded status of the plans and intend to continue to do so. Changes in interest rates in the future could have a significant effect on our funded status.
Our obligation to make contributions to the pension plans could reduce the cash available for working capital and other corporate uses and may have a material adverse impact on our operations, financial condition and liquidity.

Our financial well-being could be jeopardized by unforeseen changes in our employees’ collective bargaining agreements or shifts in union policy.

We employed approximately 4,000 people as of December 28, 2014, with approximately 49% of our hourly employees unionized. Failure to extend or renew our collective bargaining agreements or a prolonged work stoppage or strike at any facility with union employees could have a material adverse effect on our business, financial condition, or results of operations. In addition, we may not be able to reach new agreements upon the expiration of our existing collective bargaining agreements and if we do reach new agreements, such agreements may not be on terms that we consider favorable. Furthermore, labor organizing activities could result in additional employees becoming unionized.
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
The efficient operation of our business depends on our information technology systems, some of which are managed by third-party service providers. We rely on our information technology systems to effectively manage our business data, digital marketing activities, communications, supply chain, order entry and fulfillment, and other business processes. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies, and the loss of sales and customers, causing our business and results of operations to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, power outages, systems failures, security breaches, cyber attacks and viruses. Any such damage or interruption could have a material adverse effect on our business.
Computer viruses, hackers and employee or vendor misconduct, and other external hazards, could expose our data systems to security breaches, cyber-attacks or other disruptions. In addition, we routinely transmit and receive personal, confidential and proprietary information by e-mail and other electronic means. While we attempt to develop secure transmission capabilities with third-party vendors and others with whom we do business, we may be unable to put in place secure capabilities with all of such vendors and third parties and, in addition, these third parties may not have appropriate controls in place to protect the confidentiality of the information.
Like other global companies, our computer systems are regularly subject to and will continue to be the target of computer viruses, malware or other malicious codes, unauthorized access, cyber-attacks or other computer-related penetrations. While we have experienced threats to our data and systems, to date, we are not aware that we have experienced a material breach of cyber-security. However, over time, and particularly recently, the sophistication of these threats continues to increase. Our administrative and technical controls as well as other preventative actions we take to reduce the risk of cyber incidents and protect our information may be insufficient to detect or prevent unauthorized access, other physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems or those of third parties with whom we do business. In addition, new technology that could result in greater operational efficiency may further expose our computer systems to the risk of cyber-attacks.
The increased risks identified above could expose us to data loss, disruption of service, monetary and reputational damages and significant increases in compliance costs and costs to improve the security and resiliency of our computer systems. The compromise of personal, confidential or proprietary information could also subject us to legal liability or regulatory action under evolving cyber-security, data protection and privacy laws and regulations enacted by the U.S. federal and state governments or other jurisdictions or by various regulatory organizations or exchanges. As a result, our ability to conduct our business and our results of operations might be materially and adversely affected.
We have a significant amount of goodwill and intangible assets on our Consolidated Balance Sheets that are subject to impairment based upon future adverse changes in our business and the overall economic environment.

At December 28, 2014, the carrying value of goodwill and tradenames was $1,719.6 million and $2,001.9 million, respectively. We evaluate the carrying amount of goodwill and indefinite-lived intangible assets for impairment on an annual basis, in the third quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount. The value of goodwill and intangible assets will be derived from our business operating plans and is susceptible to an adverse change in demand, input costs, general changes in the business, or changes in the overall economic environment and could require an impairment charge in the future.
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
If there is an unfavorable adjustment from an United States Internal Revenue Service (“IRS”) examination (whether as a result of a change in law or IRS policy or otherwise) that reduces any of our NOLs, cash taxes may increase and impact our ability to pay dividends or make interest payments on our indebtedness. As of December 28, 2014, we had gross NOLs for U.S. federal income tax purposes of approximately $673.3 million. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to annual limitations on its ability to utilize its pre-change NOLs to offset future taxable income. Our existing NOLs are subject to annual limitations under Section 382 of the Code. In addition, if we undergo an ownership change in the future, our ability to utilize NOLs could be further limited by Section 382 of the Code. Moreover, future shifts in ownership of our common stock may cause an ownership change. These limitations and/or our failure to generate sufficient taxable income could result in the expiration of the NOLs before they are utilized. For further detail on our NOLs, see Note 15 “Taxes on Earnings” to our consolidated financial statements.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We own and operate the following 11 manufacturing and warehouse facilities:

Facility location	Principal products	Principal segment (1)	Facility size
Darien, Wisconsin	Frozen vegetables and complete bagged meals	Birds Eye Frozen	748,000 square feet
Ft. Madison, Iowa	Canned meat	Duncan Hines Grocery	475,000 square feet
Imlay City, Michigan	Pickles, peppers, relish	Duncan Hines Grocery	467,500 square feet
Fayetteville, Arkansas	Frozen dinners and entrées	Birds Eye Frozen	360,000 square feet
Waseca, Minnesota	Frozen vegetables	Birds Eye Frozen	348,000 square feet
Centralia, Illinois	Cake and Brownie Mixes	Duncan Hines Grocery	342,000 square feet
Fennville, Michigan	Fruit toppings and fillings	Duncan Hines Grocery	328,000 square feet
Jackson, Tennessee	Frozen breakfast, frozen pizza, frozen prepared seafood	Birds Eye Frozen	324,300 square feet
St. Elmo, Illinois	Syrup, barbecue sauce, salad dressing (in 2015)	Duncan Hines Grocery	292,000 square feet
Mattoon, Illinois	Frozen and refrigerated bagels, frozen breakfast	Birds Eye Frozen	244,000 square feet
Berlin, Pennsylvania	Snack foods - Snyder of Berlin	Specialty Foods	180,000 square feet

(1)We manufacture private label and foodservice products which are included in the Specialty Foods segment, in many of our plants.

Our properties are 100% encumbered under our Senior Secured Credit Facility. Our Senior Secured Credit Facility is described in more detail in Note 9 to the Consolidated Financial Statements.

We also lease manufacturing plants, warehouses and distribution centers in Algona, Washington (Snack foods - Tim's Cascade, Richmond, British Columbia and Vancouver, British Columbia (gardein). In addition, we lease warehouses in Darien, Wisconsin, Waseca, Minnesota and Effingham, Illinois.

We have entered into co-packing (third-party manufacturing) agreements with several manufacturers for certain of our finished products. We believe that our manufacturing facilities, together with our co-packing agreements, provide us with sufficient capacity to accommodate our planned internal growth. The Wish-Bone salad dressing products acquired by us will continue to be manufactured by Unilever to enable us to transition manufacturing of Wish-Bone into our St. Elmo, Illinois location which is expected to complete in the first half of 2015.
We also lease office space under operating leases (expiring) in Parsippany, New Jersey (April 2023); Cherry Hill, New Jersey (October 2021); Fayetteville, Arkansas (Month to Month); Mississauga, Ontario (August 2015); and Richmond, British Columbia (July 2022).

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

Executive Officers

The following is a list of our executive officers as of December 28, 2014.

Name	Age	Position	Year First Appointed Executive Officer
Robert J. Gamgort	52	Chief Executive Officer and Director	2009
Craig Steeneck	56	Executive Vice President and Chief Financial Officer	2005
Christopher J. Boever	47	Executive Vice President and Chief Customer Officer	2011
Mary Beth DeNooyer	44	Executive Vice President and Chief Human Resources Officer	2013
Antonio F. Fernandez	55	Executive Vice President and Chief Supply Chain Officer	2011
M. Kelley Maggs	63	Executive Vice President, Secretary and General Counsel	2001
Mark L. Schiller	53	Executive Vice President and President North America Retail	2010
Robert J. Gamgort was appointed Chief Executive Officer effective July 13, 2009. From September 2002 to April 2009, Mr. Gamgort served as North American President for Mars Incorporated, where he managed the company’s portfolio of confectionery, main meal, pet food and retail businesses in North America. Mr. Gamgort joined Mars in 1998, initially serving as Vice President of Marketing for M&M / Mars and then as General Manager of its Chocolate Unit. Prior to joining Mars, Mr. Gamgort served as President of Major League Baseball Properties. Mr. Gamgort began his career at General Foods, which later merged with and became Kraft Foods, where he served in key marketing, sales, corporate strategy, and general management roles. Mr. Gamgort holds an MBA from the Kellogg Graduate School of Management at Northwestern University and a BA in Economics from Bucknell University and studied at the London School of Economics. Mr. Gamgort serves on the Board of Directors of the Grocery Manufacturers Association and on the Board of Directors of Wayfair Inc. where he serves as a member of the Compensation Committee.

Craig Steeneck was named Executive Vice President and Chief Financial Officer in July 2007. Mr. Steeneck oversees our financial operations, treasury, tax, investor relations and information technology. From June 2005 to July 2007, Mr. Steeneck served as Executive Vice President, Supply Chain Finance and IT, where he helped redesign the supply chain to generate savings and improved financial performance. From April 2003 to June 2005, Mr. Steeneck served as Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Cendant Timeshare Resort Group (now Wyndham Worldwide), playing key roles in wide-scale organization of internal processes and staff management. From March 2001 to April 2003, Mr. Steeneck served as Executive Vice President and Chief Financial Officer of Resorts Condominiums International (now Wyndham Worldwide) From October 1999 to February 2001, he was the Chief Financial Officer of International Home Foods Inc. Mr. Steeneck is an honors graduate of the University of Rhode Island.  Mr. Steeneck is a member of the Board of Directors of Freshpet, Inc. since November 2014, and serves as Chairman of its Audit Committee.
Christopher J. Boever was named Executive Vice President and Chief Customer Officer in December, 2011. Mr. Boever oversees the sales force and broker organization for Pinnacle’s U.S. organization. From June 2007 to December 2011, Mr. Boever worked at ConAgra Foods, Inc., most recently serving as Senior Vice President Sales, leading the sales organization for the Consumer Division. At ConAgra he advanced through positions of increasing responsibility including strategy, planning and operations across a portfolio of frozen, grocery, refrigerated and snack food brands. From January 1991 to June 2007, Mr. Boever worked in various headquarters and field positions at Hormel Foods. Mr. Boever holds a Bachelor of Business Administration degree from the University of Wisconsin.
Mary Beth DeNooyer was named Executive Vice President and Chief Human Resources Officer in May 2013. As Chief Human Resources Officer, Ms. DeNooyer leads all human resources responsibilities throughout the company including organizational development, recruitment and talent management, training, compensation and benefits, employee relations and diversity. From April 2011 through June 2012, Ms. DeNooyer served as Senior Vice President and Chief Human Resources Officer for the division of Sara Lee which was later spun-off as Hillshire Brands. From March 2010 to June 2012. Ms. DeNooyer served as Senior Vice President, Compensation and Benefits at Sara Lee. Ms. DeNooyer held Human Resources leadership positions at The Pepsi Bottling Group from 1998 to 2010 and General Mills from 1994 to 1998. Ms. DeNooyer holds a Bachelor’s Degree in Business Administration from Drexel University and a Master’s Degree in Industrial and Labor Relations from Cornell University.
Antonio F. Fernandez was named Executive Vice President and Chief Supply Chain Officer in February 2011. In his role, Mr. Fernandez has overall corporate responsibility for the end-to-end supply chain, including procurement, manufacturing, customer service, warehousing and distribution. Additionally, he oversees Pinnacle’s food quality and safety programs. Prior to joining our Company, Mr. Fernandez was most recently employed with Kraft Foods Inc. as Senior Vice President, Operations Excellence from 2010 to 2011, following the acquisition of Cadbury, plc. Mr. Fernandez worked at Cadbury from 1998 to 2010 in a series of senior management positions, the last being Chief Supply Chain Officer where he was responsible for all aspects of the confectionery company’s global supply chain. Mr. Fernandez’s early career includes positions in manufacturing, procurement, engineering and consulting with Procter & Gamble Co., PepsiCo, Inc. and the Canaan Group, a general management-consulting firm. He holds a Bachelor of Science degree in Chemical Engineering from Lafayette College. Mr. Fernandez is a memeber of the Board of Directors of Liberty Property Trust since November 2014 and serves as a member of the Compensation and Governance committees.
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
Mark L. Schiller was named Executive Vice President and President North America Retail in January 2015. In this role, Mr. Schiller overseas the management of the Company’s North America Retail brands. From May 2013 to December 2014, Mr. Schiller served as Executive Vice President and President Birds Eye Frozen Division. From June 2010 to May 2013, he served as Executive Vice President and President Duncan Hines Grocery Division. From March 2002 to April 2010, Mr. Schiller worked at PepsiCo as Senior Vice President of Frito Lay New Ventures, President of Quaker Foods and Snacks North America, and Senior Vice President and General Manager of Frito Lay Convenience Foods Division. From 1998 to 2002, Mr. Schiller was Chief Operating Officer and Co-President of Tutor Time Learning Systems, Inc. From 1996 to 1998, Mr. Schiller served as President of Valley Recreation Products, Inc. Mr. Schiller began his career at the Quaker Oats Company in 1985 where he progressed through a number of marketing, sales and supply chain roles. Mr. Schiller holds a Bachelor of Arts degree from Tulane University and an MBA from

Columbia University Graduate School of Business.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is listed and principally traded on the New York Stock Exchange (NYSE) under the symbol "PF". The number of holders of record, including individual owners, of the Company's common stock was 65 as of February 19, 2015. This is not the actual number of beneficial owners of the Company's common stock, as shares are held in "street name" by brokers and others on behalf of individual owners. The closing price of the common stock on the NYSE on February 19, 2015 was $36.01. The following graph compares the cumulative total return on our common stock with the cumulative total return of the Standard & Poor’s ("S&P" ) 500 Index and the S&P 500 Packaged Foods and Meats index, which represents our peer group. This graph covers the period from March 28, 2013 (the first day our common stock began trading on the NYSE) through December 26, 2014 (the last trading day of our fiscal year). The graph shows total shareholder return assuming $100 was invested on March 28, 2013 and dividends were reinvested.

Date		Pinnacle Foods, Inc	S&P 500 Index	S&P 500 Packaged Foods & Meats Index
March 28, 2013	*	$100.00	$100.00	$100.00
December 27, 2013		125.30	119.23	107.95
December 28, 2014		168.38	138.01	124.04

* Using the closing market price at the end of the first trading day of $22.21 in accordance with SEC guidance. The IPO price was $20.00 per share.

Information regarding our common stock high and low sales prices as reported on NYSE and dividends declared during the last fiscal year are included in Note 16 to the Consolidated Financial Statements.

This performance graph and other information furnished under this Item of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

Issuer Purchase of Equity Securities

On November 21, 2014, the Company repurchased for the treasury,1,000,000 shares of common stock at a price of $32.11 per share, to offset shares issued under the Liquidity event. (Note 5) The Company does not have a share repurchase program in place but may repurchase shares from time to time in the future.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial and other operating data for the fiscal years ended December 28, 2014, December 29, 2013, December 30, 2012, December 25, 2011 and December 26, 2010.

The selected financial data as of December 28, 2014 and December 29, 2013 and for the fiscal years ended December 28, 2014, December 29, 2013 and December 30, 2012 have been derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The selected financial data as of December 30, 2012, December 25, 2011 and December 26, 2010 and for the fiscal years ended December 25, 2011 and December 26, 2010 have been derived from audited financial statements not included in this Form 10-K.

The selected financial data presented below should be read in conjunction with our Consolidated Financial Statements and the notes to those statements and “Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

($ in millions, other than per share and share data)	Fiscal Year ended	Fiscal Year ended	Fiscal Year ended	Fiscal Year ended	Fiscal Year ended
	December 28, 2014	December 29, 2013	December 30, 2012	December 25, 2011	December 26, 2010
	52 weeks	52 weeks	53 weeks	52 weeks	52 weeks
Statement of operations data:
Net sales	$2,591.2	$2,463.8	$2,478.5	$2,469.6	$2,436.7
Gross profit	681.2	654.2	584.5	614.9	602.3
Earnings before interest and taxes	512.3	293.0	283.6	183.3	265.1
Earnings (loss) before income taxes	416.2	160.8	85.2	(24.8)	29.4
Provision for income taxes	167.8	71.5	32.7	22.1	7.4
Net earnings (loss)	$248.4	$89.3	$52.5	$(46.9)	$22.0

Net earnings (loss) per share:
Basic	$2.15	$0.84	$0.65	$(0.58)	$0.32
Diluted	$2.13	$0.82	$0.61	$(0.58)	$0.30
Weighted average shares outstanding:
Basic	115,697,621	106,841,198	81,230,630	81,315,848	68,434,982
Diluted	116,885,222	108,618,740	86,494,546	81,315,848	73,638,195
Dividends declared per share	$0.89	$0.57	$—	$—	$—

Cash flow:
Net cash provided by (used in):
Operating activities	$550.7	$262.2	$202.9	$204.2	$257.0
Investing activities	(270.0)	(652.4)	(77.7)	(109.4)	(81.3)
Financing activities	(358.0)	414.4	(184.1)	(59.0)	(134.3)

Balance sheet data (at end of period):
Cash and cash equivalents	$38.5	$116.7	$92.3	$151.0	$115.3
Working capital (1)	346.6	488.0	404.1	408.7	344.4
Total assets	5,200.9	5,081.2	4,400.0	4,451.6	4,491.6
Total debt (2)	2,300.3	2,503.2	2,608.9	2,756.0	2,803.5
Total liabilities	3,487.0	3,483.2	3,511.3	3,606.3	3,596.5
Shareholders' equity	1,714.0	1,598.0	888.7	845.4	895.1

($ in millions, other than per share and share data)	Fiscal Year ended	Fiscal Year ended	Fiscal Year ended	Fiscal Year ended	Fiscal Year ended
	December 28, 2014	December 29, 2013	December 30, 2012	December 25, 2011	December 26, 2010
	52 weeks	52 weeks	53 weeks	52 weeks	52 weeks
Other financial data:
Net Sales - North America Retail	$2,246.6	$2,101.9	$2,081.7	$2,066.9	$2,023.9
Adjusted gross profit (3)	711.3	664.4	622.8	643.0	645.3
Adjusted EBITDA (4)	504.0	452.4	424.4	447.4	437.5
Capital expenditures	103.0	84.1	78.3	117.3	81.3

(1)	Working capital excludes notes payable, revolving debt facility and current portion of long term debt.

(2)	Total debt includes notes payable, revolving debt facility and current portion of long term debt.

(3)
Adjusted gross profit is defined and explained in more detail in the section titled "Adjusted Gross Profit" in "Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations." Our management uses Adjusted gross profit as an operating performance measure. We believe that the presentation of Adjusted gross profit is useful to investors because it is consistent with our definition of Adjusted EBITDA (defined below), a measure frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies in industries similar to ours. In addition, we also use targets based on Adjusted gross profit as one of the components used to evaluate our management’s performance. Adjusted gross profit is not defined under GAAP, should not be considered in isolation or as substitutes for measures of our performance prepared in accordance with GAAP and is not indicative of gross profit as determined under GAAP. Adjusted gross profit in the above table has been conformed to the current year presentation as equity-based compensation related to the granting of equity awards that occur in the normal course of business are no longer treated as an adjustment to gross profit.

(4)
Adjusted EBITDA is defined and explained in more detail in the section titled "Covenant Compliance" in "Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations." We believe that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies in industries similar to ours. In addition, targets for Adjusted EBITDA are among the measures we use to evaluate our management’s performance for purposes of determining their compensation under our incentive plans. Adjusted EBITDA in the above table has been conformed to the current year presentation as equity-based compensation related to the granting of equity awards that occur in the normal course of business are no longer treated as an adjustment to Earnings (loss) before interest and taxes.

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

Overview

We are a leading manufacturer, marketer and distributor of high quality, branded food products in North America. The business is comprised of three segments: Birds Eye Frozen, Duncan Hines Grocery and Specialty Foods. Our Birds Eye Frozen segment manages our Leadership Brands in the United States retail frozen vegetables (Birds Eye), frozen complete bagged meals (Birds Eye Voila!), and frozen prepared seafood (Van de Kamp’s and Mrs. Paul’s) categories, as well as our Foundation Brands in the full-calorie single-serve frozen dinners and entrées (Hungry-Man), frozen pancakes / waffles / French Toast (Aunt Jemima), frozen and refrigerated bagels (Lender’s) and frozen pizza for one (Celeste) categories. Our Duncan Hines Grocery segment manages our Leadership Brands in the baking mixes and frostings (Duncan Hines), shelf-stable pickles (Vlasic), liquid and dry-mix salad dressings (Wish-Bone and Western), and table syrups (Mrs. Butterworth’s and Log Cabin) categories, and our Foundation Brands in the canned meat (Armour, Nalley and Brooks), pie and pastry fillings (Duncan Hines Comstock and Wilderness), and barbecue sauces (Open Pit) categories as well as all Canadian operations. We refer to the sum of our Birds Eye Frozen segment and our Duncan Hines Grocery segment as our North America Retail business. Our Specialty Foods segment consists of snack products (Tim’s Cascade and Snyder of Berlin) and our Foodservice and Private Label businesses.
On November 14, 2014, Pinnacle acquired Garden Protein International Inc., ("Garden Protein") the rapidly growing manufacturer of the plant-based protein brand gardein, which is an addition to the brands reflected in the above tables. The brand is an innovator in the fast growing plant-based protein sector, with a line of award-winning frozen products that serve as alternatives for traditional animal-based protein formats, such as chicken strips and tenders, ground beef and fish fillets. As one of the fastest-growing frozen health and wellness brands in the U.S., gardein enjoys exceptional velocity trends across both traditional and non-traditional retailers, including the natural and organic channel.

Segment performance is evaluated by the Company’s Chief Operating Decision Maker and is based on earnings before interest and taxes. Transfers between segments and geographic areas are recorded at cost plus markup or at market. Identifiable assets are those assets, including goodwill, which are identified with the operations in each segment or geographic region. Corporate assets consist of prepaid and deferred tax assets. Unallocated corporate expenses consist of corporate overhead such as executive management and finance and legal functions. Unallocated corporate income in 2014 includes the termination fee received, net of costs, associated with the Hillshire merger agreement (see Note 6 to the Consolidated Financial Statements for further details). Product contribution is defined as gross profit less direct to consumer advertising and marketing expenses, selling commission and direct brand marketing overhead expenses.
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
Industry Trends

Growth in our industry is driven primarily by population growth, changes in product selling prices and changes in consumption between out-of-home and in-home eating. In the current economic environment, consumers are looking for value alternatives, which has caused an increase in the percentage of products sold on promotion and a shift from traditional retail grocery to mass merchandisers, club stores and dollar store channels. We believe we are well positioned in grocery and alternative channels, maintaining strong customer relationships across key retailers in each segment.

In order to maintain and grow our business, we must successfully react to, and offer products that respond to evolving consumer trends, such as changing health trends, the focus on convenience and the growth of smaller households. Incremental growth in the industry is principally driven by product and packaging innovation.
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

•
Raw materials, such as vegetables and fruits, proteins, grains and oils, sugars, seafood and other agricultural products, among others, are available from numerous independent suppliers but are subject to price fluctuations due to a number of factors, including changes in crop size, federal and state agricultural programs, export demand, weather conditions and insects, among others.

•
Packaging costs. Our broad array of products entails significant costs for packaging and is subject to fluctuations in the price of steel, aluminum, glass jars, plastic bottles, corrugated fiberboard, and various poly-films.

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

•
Administrative expenses. These expenses consist of personnel and facility charges and also include third party professional and other services. Our lean, nimble structure and efficient internal processes has enabled us to consistently hold our overhead costs (i.e., selling, general and administrative expenses, excluding one-time items) below 9% of net sales.

•	Research and Development. These expenses consist of personnel and facility charges and include expenditures on new products and the improvement and maintenance of existing products and processes.
Working Capital
Our working capital is primarily driven by accounts receivable and inventories, which fluctuate throughout the year due to seasonality in both sales and production. See “Seasonality” below. We continually focus on reducing our working capital requirements while simultaneously maintaining our customer service levels and fulfilling our production requirements. We have historically relied on internally generated cash flows and temporary borrowings under our revolving credit facility to satisfy our working capital requirements.

Other Factors
Other factors that have influenced our results of operations and may do so in the future include:

•
Interest Expense. Our IPO and debt refinancings have improved our debt profile and significantly reduced our leverage and our expected future interest expense. See Note 1 and Note 9 to the consolidated financial statements included elsewhere in this 10-K for further details. However, as a result of the Blackstone Transaction, the Birds Eye acquisition and the Wish-Bone acquisition, we still have significant indebtedness. Although we expect to continue to reduce our leverage over time, which includes our July 8, 2014 $200.0 million principal payment of the Tranche G Term Loans, we expect interest expense to continue to be a significant, although declining, component of our expenses. Additionally, as of September 28, 2014, we achieved a total net leverage ratio of less than 4.25:1.0, which resulted in a 25 basis point reduction on the margin on our Amended Credit Agreement. Annual savings of approximately $5.0 million are expected to be realized from the lower rate along with an additional approximately $5.0 million resulting from the July principal payment of $200.0 million.

•
Cash Taxes. We have significant tax-deductible intangible asset amortization and federal and state Net Operating Loss carryforwards, ("NOLs"), which resulted in minimal federal and state cash taxes in recent years. We expect continued amortization and utilization of our NOLs will significantly reduce our federal and state income tax payments through 2015 and generate modest annual cash tax savings thereafter.

•
Acquisitions and Consolidations. We believe we have the expertise to identify and integrate value-enhancing acquisitions to grow our business and we have done so successfully in the past. We have incurred significant costs in connection with integrating these businesses and streamlining our operations. On October 1, 2013 we acquired Wish-Bone from Unilever PLC for cash consideration of $575.2 million and expect to incur approximately $53.0 million in capital expenditures (approximately $47.0 million incurred to date) and approximately $8.0 million of additional expenditures (approximately $6.0 million incurred to date) to integrate the business and drive significant synergies and cost efficiencies. On March 31, 2014 we acquired the Duncan Hines manufacturing business from Gilster, the Company's primary co-packer. We expect to incur approximately $5.0 million in capital expenditures and approximately $5.0 million of additional expenditures to integrate the business, the majority of which has been incurred to date. On November 14, 2014, we acquired Garden Protein, the rapidly growing manufacturer of the plant-based protein brand gardein. The cost of the acquisition was $157.6 million and we expect to incur approximately $5.0 million in capital expenditures for the expansion of the existing Vancouver, British Columbia manufacturing location and approximately $2.0 million of additional expenditures to integrate the business.

Seasonality
Our sales and cash flows are affected by seasonal cyclicality. Sales of frozen foods, including frozen vegetables and frozen complete bagged meals, tend to be marginally higher during the winter months. Seafood sales peak during Lent, in advance of the Easter holiday. Sales of pickles, relishes, barbecue sauces, potato chips and salad dressings tend to be higher in the spring and summer months, and demand for Duncan Hines products, Birds Eye vegetables and our pie and pastry fruit fillings tend to be higher around the Easter, Thanksgiving, and Christmas holidays. Since many of the raw materials we process under the Birds Eye, Vlasic, Duncan Hines, Comstock and Wilderness brands are agricultural crops, production of these products is predominantly seasonal, occurring during and immediately following the purchase of such crops. We also increase our Duncan Hines inventories in advance of the peak fall selling season. As a result, our inventory levels tend to be higher during August, September, and October, and thus we require more working capital during these months. Typically, we are a seasonal net user of cash in the third quarter of the calendar year.

Inflation

To the extent possible, we strive to offset the effects of inflation with cost reduction and productivity programs. However, we spend approximately $1.9 billion annually on Cost of products sold, therefore each 1% change in our weighted average cost of inputs would increase our Cost of products sold by approximately $19 million. If we experience significant inflation, price increases may be necessary in order to preserve our margins and returns. However, over the past several years, significant macroeconomic weakness and ongoing pressures on the consumer have resulted in shifting consumer buying patterns for grocery products.  As a result, industry volumes have come under pressure, hampering our ability to pass along higher input costs. Severe increases in inflation could have an adverse impact on our business, financial condition and results of operations.

Items Affecting Year Over Year Results

During fiscal 2014, our earnings before interest and taxes were impacted by certain items. These items included:

•
As more fully described in Note 6 to the Consolidated Financial Statements, the Hillshire merger agreement was terminated on June 30, 2014. As a result, Pinnacle received a $163.0 million cash termination fee in the third quarter of 2014. One-time fees and expenses associated with the merger agreement, including external advisor's fees and employee incentives are expected to total approximately $20 million, of which $17.4 million have been incurred to date. The impact on earnings for the fiscal year ended December 28, 2014, was a pre-tax gain of $145.6 million, $89.1 million net of tax, or $0.76 per diluted share.

•
We recorded $36.0 million of equity based compensation, an increase of $28.1 million from fiscal year 2013. On November 21, 2014, Blackstone sold approximately 19.7 million shares of the Company's common stock. Blackstone's ownership level after the sale resulted in a liquidity event and in conjunction with them obtaining an annual internal rate of return in excess of 12% on their initial investment resulted in the immediate vesting of approximately 1.1 million non-vested shares and 0.2 million options and the recognition of approximately $23.7 million of equity-based compensation expense (the "Liquidity event"). Additionally, $3.5 million of equity-based compensation was recognized related to employee incentives and retention awards granted as a result of the termination of the Hillshire merger agreement. Both of these are explained in greater detail in Note 5 to the Consolidated Financial Statements and are primarily recorded in Administration expense.

•
We recorded $11.5 million of manufacturing integration costs related to the acquisitions of Wish-Bone and the Duncan Hines manufacturing business located in Centralia, Illinois which were recorded in Cost of products sold.

During fiscal 2013, our earnings before interest and taxes were impacted by certain items. These items included:

•
We recorded a redemption premium of $34.2 million related to the early extinguishment of our debt. This is explained in greater detail in Note 6 to the Consolidated Financial Statements and is recorded in Other expense (income), net in the Consolidated Statements of Operations.

•
We recorded $18.5 million in charges from the termination at the IPO date of the advisory agreement previously in place with Blackstone. This is explained in greater detail in Note 13 to the Consolidated Financial Statements and is recorded in Administrative expense in the Consolidated Statements of Operations.

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

•
We recorded $7.9 million of equity-based compensation, an increase of $7.2 million from fiscal year 2012. This is explained in greater detail in Note 5 to the Consolidated Financial Statements and is primarily recorded in Administration expense.

During fiscal 2013, our net earnings were also impacted by certain items which included the following:

•
Our 2013 Refinancing resulted in the recognition of approximately $22.5 million of charges to interest expense during fiscal 2013 primarily related to the write-off of deferred financing costs and original issue discount. See Note 9 to the Consolidated Financial Statements for further details.

•
Third party interest expense was $102.3 million in 2013, a decrease of $56.3 million from the prior year, as a result of our IPO and 2013 Refinancing, which reduced debt balances and lowered interest rates.

•
Our 2013 IPO and subsequent refinancing resulted in discontinuation of hedge accounting for certain interest rate swaps in place at the time resulting in a $2.8 million charge to interest expense ($1.7 million, net of tax benefits) and a $9.1 million non-cash charge to the provision for income tax expenses. See Note 11 to the Consolidated Financial Statements for further details.

During fiscal 2012, our earnings before interest and taxes were impacted by certain items. These items included:

•
We recorded restructuring charges totaling $32.0 million related to the closure of manufacturing facilities in Millsboro, Delaware ($26.3 million), Fulton, New York ($2.6 million) and Tacoma, Washington ($0.3 million), and the Green Bay, Wisconsin research facility ($2.8 million). Restructuring charges include severance, depreciation and facility closure costs. In addition, we recorded $8.0 million of restructuring related expenses, which include plant enhancement expenses, removal and transfer of equipment and consulting and engineering costs for restructuring projects. These costs are primarily recorded in Cost of products sold in the Consolidated Statements of Operations.

•
We recorded charges, net of insurance recoveries, of $2.1 million, related to the voluntary recall of certain Aunt Jemima frozen pancakes due to potential cross contamination with soy protein which may cause an allergic reaction in people who have a soy allergy. This is explained in greater detail in Note 12 to the Consolidated Financial Statements. The charges are primarily recorded as a reduction of Net Sales in the Consolidated Statements of Operations.

•
We recorded a redemption premium of $14.3 million related to the early extinguishment of our debt. This is explained in greater detail in Note 6 to the Consolidated Financial Statements and is recorded in Other expense (income), net in the Consolidated Statements of Operations.

During fiscal 2012, our net earnings were impacted by certain items which included the following:

•	Our refinancings resulted in the recognition of approximately $17.4 million of charges to interest expense during fiscal 2012. See Note 9 to the Consolidated Financial Statements for further details.

Results of Operations:
Consolidated Statements of Operations
The following tables set forth our statement of operations data expressed in dollars and as a percentage of net sales.

	Fiscal year
	December 28, 2014		December 29, 2013		December 30, 2012
	52 Weeks		52 Weeks		53 Weeks
Net sales	$2,591.2	100.0%	$2,463.8	100.0%	$2,478.5	100.0%
Cost of products sold	1,910.0	73.7%	1,809.6	73.4%	1,893.9	76.4%
Gross profit	681.2	26.3%	654.2	26.6%	584.6	23.6%

Marketing and selling expenses	$177.4	6.8%	$175.7	7.1%	$169.7	6.8%
Administrative expenses	117.3	4.5%	119.8	4.9%	89.4	3.6%
Research and development expenses	11.3	0.4%	10.5	0.4%	12.0	0.5%
Termination fee received, net of costs, associated with the Hillshire merger agreement	(153.0)	(5.9)%	—	—%	—	—%
Other expense (income), net	16.0	0.6%	55.2	2.2%	29.8	1.2%
	$168.9	6.5%	$361.2	14.7%	$301.0	12.1%
Earnings before interest and taxes	$512.3	19.8%	$293.0	11.9%	$283.6	11.4%

	Fiscal year
	December 28, 2014	December 29, 2013	December 30, 2012
	52 Weeks	52 Weeks	52 Weeks
Net sales
Birds Eye Frozen	$1,115.2	$1,096.9	$1,103.1
Duncan Hines Grocery	1,131.4	1,005.0	978.6
North America Retail	2,246.6	2,101.9	2,081.7

Specialty Foods	344.6	361.9	396.8
Total	$2,591.2	$2,463.8	$2,478.5

Earnings (loss) before interest and taxes
Birds Eye Frozen	$182.4	$198.6	$178.2
Duncan Hines Grocery	184.1	144.4	120.7
Specialty Foods	30.9	30.0	23.5
Unallocated corporate income (expense)	114.9	(80.0)	(38.8)
Total	$512.3	$293.0	$283.6

Depreciation and amortization
Birds Eye Frozen	$40.4	$38.4	$38.7
Duncan Hines Grocery	26.3	22.8	41.4
Specialty Foods	13.9	17.1	18.1
Total	$80.6	$78.2	$98.1

Adjustments to Earnings (loss) before Interest and Taxes and Depreciation and Amortization used in the calculation of Adjusted EBITDA as described below in the "Covenant Compliance" section, by Segment, are as follows:

	Fiscal year
	December 28, 2014	December 29, 2013	December 30, 2012
	52 Weeks	52 Weeks	53 Weeks

Adjustments to Earnings (loss) before interest and taxes (1)
Birds Eye Frozen	$20.7	$6.0	$10.8
Duncan Hines Grocery	27.2	20.5	10.1
Specialty Foods	2.5	0.4	6.9
Unallocated corporate (income) expenses	(139.2)	54.2	15.8

Adjustments to Depreciation and amortization
Birds Eye Frozen	$—	$—	3.4
Duncan Hines Grocery	—	—	16.8
Specialty Foods	—	—	1.6

(1) The amounts in fiscal year 2012 and 2013 have been conformed to the current year presentation as equity-based compensation, other than the portion related to the Hillshire transaction and the Liquidity event, is no longer treated as an adjustment to Earnings (loss) before interest and taxes.

Fiscal year ended December 28, 2014 compared to the fiscal year ended December 29, 2013
Net sales
Net sales were $2.59 billion for the fiscal year ended December 28, 2014, an increase of 5.2% compared to net sales of $2.46 billion in the comparable prior-year period, reflecting 5.9% and 0.3% benefits from the Wish-Bone and Garden Protein acquisitions, respectively and a 0.3% increase from volume/mix, partially offset by lower net pricing of 1.1% and unfavorable foreign currency translation of 0.2%.
Net sales in our North America Retail businesses increased $144.7 million, or 6.9% from the prior year. This performance reflected 6.8% and 0.3% benefits from the Wish-Bone and Garden Protein acquisitions, respectively and a 1.2% increase from volume/mix partially offset by lower net pricing of 1.1% and a 0.3% decrease from foreign exchange. In an industry generally marked by no growth and heavier promotional spending, we continue to outpace the performance of our composite categories, with market share growth of 0.2 percentage points in fiscal 2014.
Birds Eye Frozen Segment:
Net sales in the fiscal year ended December 28, 2014 were $1.12 billion, an increase of $18.3 million, or 1.7% from the prior year reflecting a 2.3% increase from volume/mix and a 0.6% benefit from the Garden Protein acquisition which were partially offset by lower net pricing of 1.2%. During the year we realized strong sales of our Birds Eye Voila! complete bagged meals reflecting distribution gains driven by new varieties such as Fajitas chicken and Chicken stir fry and more family size options. Also positively impacting net sales for the year was the continued strength of our Birds Eye frozen vegetables and increased sales of our Hungry-Man entrées, driven by the successful expansion of our Hungry-Man Selects line. These increases were partially offset by lower sales in our Aunt Jemima breakfast products and Celeste pizza.
Duncan Hines Grocery Segment:
Net sales in the fiscal year ended December 28, 2014 were $1.13 billion, an increase of $126.4 million, or 12.6% from the prior year reflecting a 14.3% increase in sales from the Wish-Bone acquisition partially offset by lower net pricing of 1.2% and unfavorable foreign currency translation of 0.5%. In addition to Wish-Bone, the fiscal year benefited from higher sales of Vlasic pickles and Armour canned meats. These increases were partially offset by lower sales of Duncan Hines baking products due to category weakness, lower sales of our Mrs. Buttterworth's and Log Cabin syrups and a decline in our Canadian business.
Specialty Foods Segment:
Net sales in the fiscal year ended December 28, 2014 were $344.6 million, a decline of $17.3 million, or 4.8%, from the prior year, reflecting a 0.7% benefit from the Wish-Bone foodservice business more than offset by a 4.9% decrease from volume/mix and lower net pricing of 0.6%. The volume decrease was primarily attributable to expected lower sales of private label canned meat.
Gross profit
Gross profit for the year ended December 28, 2014 was $681.2 million, or 26.3% of net sales, compared to $654.2 million, or 26.6% of net sales, in the comparable prior-year period. Impacting gross profit in fiscal 2014 was higher mark to market losses on financial instruments and acquisition integration and restructuring costs. Excluding these and other items affecting comparability, gross profit advanced 7.1% and gross margin percentage increased 50 basis points largely due to productivity and favorable product mix partially offset by inflation and lower net price realization.
The following table outlines the factors resulting in the year on year change in gross profit and gross margin percentage in fiscal 2014.

	$	% net sales
Productivity	$64.0	2.5%
Favorable product mix	31.0	1.1
Inflation	(46.0)	(1.8)
Lower net price realization, including slotting	(24.5)	(0.7)
Higher mark to market losses on financial instruments	(13.2)	(0.5)
Acquisition integration and restructuring costs	(6.9)	(0.3)
Employee incentives resulting from the termination of the Hillshire merger agreement and the fourth quarter 2014 Liquidity event (a)	(5.5)	(0.2)
Higher depreciation expense	(2.1)	(0.1)
Other (b)	(8.6)	(0.3)
Subtotal	(11.8)	(0.3)%
Higher sales volume	38.8
	$27.0

(a) For further details on the Liquidity event see Note 5 to the Consolidated Financial Statements.
(b) Includes packaging investments ($6.0) (primarily for Birds Eye vegetables and Aunt Jemima products), impact of prior year insurance recovery ($2.3), other of ($3.0) and $2.7 vacation policy change (In the fourth quarter of 2014, our salaried vacation policy was amended to change the period in which vacation pay vests.)

Marketing and selling expenses
Marketing and selling expenses were $177.4 million, or 6.8% of net sales, for the fiscal year ended December 28, 2014, compared to $175.7 million, or 7.1% of net sales, for fiscal 2013. The increase primarily reflected higher consumer marketing investment, most notably behind our Wish-Bone brand partially offset by lower personnel costs, primarily resulting from the change in vacation policy. The fiscal year ended December 28, 2014 was also impacted by $6.8 million of items affecting comparability, primarily employee incentives resulting from the termination of the Hillshire merger agreement and equity-based compensation resulting from the Liquidity event. The fiscal year ended December 29, 2013 was impacted by $6.1 million of items affecting comparability, primarily restructuring charges related to the expansion of headquarter direct sales coverage.
Administrative expenses
Administrative expenses were $117.3 million, or 4.5% of net sales, for the fiscal year ended December 28, 2014, compared to $119.8 million, or 4.9% of net sales, for the comparable prior-year period. The fiscal year ended December 28, 2014 was impacted by $23.1 million of additional charges, primarily related to employee incentives resulting from the termination of the Hillshire merger agreement and and equity-based compensation resulting from the Liquidity event. The fiscal year ended December 29, 2013 was impacted by $24.5 million of restructuring and IPO-related charges, including $18.5 million from the termination of the advisory agreement previously in place with Blackstone. Excluding items affecting comparability from both years, Administrative expense decreased $1.1 million compared to fiscal year 2013 largely due to lower personnel costs, primarily resulting from the change in vacation policy and lower insurance premiums partially offset by higher depreciation expense.

Research and development expenses
Research and development expenses were $11.3 million, or 0.4% of net sales, for the fiscal year ended December 28, 2014 compared to $10.5 million, or 0.4% of net sales, for the comparable prior-year period. This increase primarily reflected higher personnel costs from the integration of the Wish-Bone business, employee incentives resulting from the termination of the Hillshire merger agreement and equity-based compensation resulting from the Liquidity event.

Termination fee received, net of costs

Represents the $163.0 million termination fee received from Tyson on behalf of Hillshire, net of transaction costs primarily consisting of professional fees incurred related to the terminated merger agreement. See Note 6, Other Expense (income), net for further details.

Other Income and Expense:

	Fiscal year ended
	December 28, 2014	December 29, 2013
Other expense (income), net consists of:
Amortization of intangibles/other assets	$13.9	$15.9
Wish-Bone acquisition costs (Note 3)	—	6.1
Garden Protein acquisition costs (Note 3)	3.1
Unrealized foreign exchange losses	0.7
Redemption premium on the early extinguishment of debt	—	34.2
Royalty income and other	(1.7)	(0.9)
Total other expense (income), net	$16.0	$55.2

Unrealized foreign exchange losses. Represents foreign exchange losses from intra-entity loans resulting from the Garden Protein acquisition that are anticipated to be settled in the foreseeable future.

Redemption premium on the early extinguishment of debt. On May 10, 2013, as part of a debt refinancing (the "2013 Refinancing") the Company redeemed all $400.0 million of its outstanding 8.25% Senior Notes at a redemption price of 108.5% of the aggregate principal amount at a premium of $34.2 million

Earnings before interest and taxes

Earnings before interest and taxes increased $219.2 million, or 74.8%, to $512.3 million for the fiscal year ended December 28, 2014. The primary drivers of the increase were the $145.6 million impact of the Hillshire merger termination fee, net of costs and associated employee incentives and retention expenses incurred as well as $53.4 million of charges in the comparable prior year period related to the early extinguishment of debt and the IPO related termination of the advisory agreement with Blackstone. Also impacting fiscal 2014, was $29.2 million of additional charges affecting comparability as compared to 2013, primarily $23.7 million of incremental equity-based compensation resulting from the Liquidity event. Excluding these items, Earnings before interest and taxes increased $49.3 million, or 13.2%, primarily resulting from increased gross profit and the $6.5 million benefit from the change in the vacation policy.

Birds Eye Frozen Segment:
Earnings before interest and taxes for the fiscal year ended December 28, 2014 were $182.4 million, a decline of 8.2%, or $16.3 million primarily reflecting higher mark to market losses on financial instruments and incremental employee incentives and retention expenses, resulting from the termination of the Hillshire merger agreement, higher equity based compensation resulting from the Liquidity event and charges incurred resulting from the Garden Protein acquisition, including unrealized foreign exchange losses. Excluding these and other items affecting comparability, Earnings before interest and taxes were $203.1million, a decline of 0.8% compared to the year-ago period, primarily reflecting productivity in excess of inflation, lower marketing expense and the benefit of the change in vacation policy, more than offset by lower net price realization and higher logistics costs and packaging investments.

Duncan Hines Grocery Segment:
Earnings before interest and taxes increased $39.7 million, or 27.5%, to $184.1 million primarily reflecting improved gross profit, driven by the benefit of the Wish-Bone acquisition, as well as productivity, lower commodity prices and the benefit of the change in vacation policy. These were partially offset by lower net price realization, lower earnings from our Canadian operations, higher mark to market losses on financial instruments and incremental employee incentives and retention expenses, resulting from the termination of the Hillshire merger agreement and higher equity based compensation resulting from the Liquidity event.

Specialty Foods Segment:
Earnings before interest and taxes increased $0.9 million, or 3.1%, to $30.9 million, primarily reflecting productivity savings, lower commodity costs and the benefits of the acquired Wish-Bone foodservice business and the change in vacation policy.

Unallocated corporate income (expenses):
Unallocated corporate income for fiscal 2014 was $114.9 million, as compared to unallocated expense of $80.0 million in the comparable prior year period. The change primarily reflected the impact of the receipt of the Hillshire merger termination fee payment, net of costs and partially offset by incremental employee incentives and retention expenses, resulting from the termination of the Hillshire merger agreement and the higher equity based compensation resulting from the Liquidity event. Also impacting the comparison were charges incurred in the comparable prior year period of $34.2 million related to the early extinguishment of debt and $18.5 million related to the termination at the IPO date of the advisory agreement previously in place with Blackstone.

Interest Expense, net
Net interest expense declined 27.3% or $36.2 million from $132.2 million in the fiscal year ended December 29, 2013 to $96.1 million in the fiscal year ended December 28, 2014. Included in net interest expense in fiscal 2014 and fiscal 2013 are charges associated with our July 2014, principal payment and 2013 Refinancing (see Note 9) respectively. These items which total $1.9 million and $22.5 million in fiscal 2014 and fiscal 2013, respectively, are described below. Excluding these items, net interest expense declined by $15.5 million largely resulting from lower outstanding debt balances driven by IPO-related debt reduction and our July 2014 $200.0 million principal payment as well as lower interest rates due to the benefit of our 2013 Refinancing. Also, fiscal 2014 was slightly favorably impacted by lower interest rates beginning mid November as a result of our improved leverage ratio. These decreases were partially offset by incremental debt driven by the Wish-Bone acquisition.
Our July 8, 2014, $200.0 million principal payment of the Tranche G Term Loans resulted in the recognition of approximately $1.9 million of charges to interest expense in fiscal 2014 for write-offs of existing debt acquisition costs and original issue discounts.

The 2013 Refinancing included using the net proceeds of $623.9 million ($667.0 million of gross proceeds net of $43.1 million of underwriting discounts) from our April 3, 2013 IPO along with cash on hand to pay down $667.0 million of debt, which included all $465.0 million of our 9.25% Senior Notes on April 15, 2013 and $202.0 million of Tranche B Term Loans. In addition, on April 29, 2013, the Company entered into the Second Amended and Restated Credit Agreement which provided for the issuance of $1.63 billion of Tranche G Term Loans due 2020 and the extension of the due date of our revolving credit facility to 2018. The proceeds were used to repay all previously outstanding borrowings under the Senior Secured Credit Facility. The 2013 Refinancing resulted in our recognizing approximately $22.5 million of charges to interest expense during the second quarter of 2013. The charges recognized consisted of $14.9 million of existing deferred financing costs and original issue discounts as well as $4.8 million of new costs incurred in connection with the transaction that were recorded directly to interest expense and a $2.8 million charge resulting from the dedesignation and termination of interest rate swaps.

We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements, excluding the Accumulated other comprehensive (loss) earnings ("AOCL") portion, are recorded as an adjustment to interest expense. Included in net interest expense was $0.9 million and $4.1 million for the fiscal 2014 and fiscal 2013, respectively, recorded from losses on interest rate swap agreements.

Provision (benefit) for income taxes

The effective tax rate was 40.3% for the fiscal year ended December 28, 2014 compared to 44.4% for the fiscal year ended December 29, 2013. The effective rate for the year ended December 28, 2014, is primarily driven by approximately $22.6 million of non-deductible equity-based compensation expense resulting from the Liquidity event (Note 5). Excluding the impact of this and other items affecting comparability, the effective rate for fiscal 2014 would have been 37.9%. The effective rate for the year ended December 29, 2013, was primarily driven by the Company discontinuing hedge accounting at the time of the 2013 Refinancing for interest rate swaps in effect at that time (Note 11). Accordingly, changes to the fair value and associated tax effects accumulated in other comprehensive income were recognized to the statement of operations during the second quarter of 2013, resulting in a $9.1 million non-cash deferred tax charge to the provision for income taxes. Excluding the impact of this and other items affecting comparability, the effective rate for 2013 would have been 38.9%.

Under Internal Revenue Code (“the Code”) Section 382, the Company is a loss corporation. Section 382 of the Code places limitations on our ability to use our Net Operating Loss carryovers (NOLs) to offset taxable income. As described in Note 15, an ownership change in the third quarter of 2014 placed an annual limitation of approximately $94.0 million on approximately $230.8 million of our federal NOL carryovers which previously were not subject to an annual limitation. The annual Federal NOL limitation that applies to our NOLs before the ownership change is approximately $17.0 million to $23.0 million. We do not anticipate that this new limitation will impact the realization of our NOL carryovers. Each of the NOL limitations is subject to adjustment for certain built in gain recognition items (as defined in IRC Section 382), subject to other rules and restrictions. See Note 15 to the Consolidated Financial Statements.

We have significant tax-deductible intangible asset amortization and federal and state NOLs, which resulted in minimal federal and state cash taxes in recent years. We expect continued amortization and utilization of our NOLs will significantly reduce our federal and state income tax payments through 2015 and generate modest annual cash tax savings thereafter.

Fiscal year ended December 29, 2013 compared to fiscal year ended December 30, 2012

Net sales
Net sales were $2.46 billion for the fiscal year ended December 29, 2013, a decline of 0.6% compared to net sales of $2.48 billion in the comparable prior-year period. Impacting the comparison of fiscal 2013 to fiscal 2012 was a 1.1% decline in net sales resulting from the 2013 fiscal year being a fifty-two week year as compared to the fifty-three weeks in the 2012 fiscal year. Excluding the impact of the fifty-third week, net sales increased 0.6% primarily reflecting the benefit from the Wish-Bone acquisition partially offset by a decline in our Specialty segment attributable to planned lower sales of private label canned meat, in addition to our 2012 exit of the lower margin un-branded pickle business. This increase reflected a 1.6% increase in net sales from the acquisition, a 0.9% decline from volume/mix, lower net pricing of 0.2%, a 0.1% decrease from foreign exchange, and a 0.2% benefit from the previously anticipated insurance recovery of rehabilitation expenses incurred after the 2012 Aunt Jemima voluntary product recall which was mostly recorded as a reduction of trade promotions.
Net sales in our North America Retail businesses increased $20.2 million, or 1.0% from the prior year. Excluding the impact of the 53rd week in the prior-year period, net sales in fiscal 2013 increased 2.1% as compared to fiscal 2012, reflecting a 1.8% increase in sales from the Wish-Bone acquisition, a 0.5% increase from volume/mix, lower net pricing of 0.3%, a 0.1% decrease from foreign exchange and a 0.2% benefit from the aforementioned recovery.
Birds Eye Frozen Segment:
Net sales in the fifty-two week fiscal year ended December 29, 2013 were $1.10 billion, a decline of $6.2 million, or 0.6% compared to net sales of $1,103.1 million in the comparable prior-year period. Excluding the impact of the 53rd week in the prior-year period, net sales increased 0.5% as compared to the prior year, reflecting a 0.1% increase from volume/mix and a 0.4% benefit from the aforementioned recovery. During the period we realized strong sales of our Birds Eye Voila! complete bagged meals. Sales for the period were also impacted by gains in sales in our Birds Eye frozen vegetables, which included our new Recipe Ready line as well as increased sales of Lender's bagels. These increases were partially offset by lower sales in our Aunt Jemima breakfast products, Hungry Man frozen meals and Celeste pizza.
Duncan Hines Grocery Segment:
Net sales in the fifty-two week fiscal year ended December 29, 2013 were $1.01 billion, an increase of $26.4 million, or 2.7% from the prior year. Excluding the impact of the 53rd week in the prior-year period, net sales increased 3.9% as compared to the prior year period, reflecting a 3.8% increase in sales from the Wish-Bone acquisition, a 0.9% increase from volume/mix partially offset by lower net pricing of 0.5% and a 0.3% decrease from foreign exchange. During the year we realized strong sales from our Mrs. Butterworth's and Log Cabin syrups. Also positively impacting net sales for the year were increased sales of Vlasic pickles and our Comstock and Wilderness pie/pastry fruit fillings in addition to increased sales from our Canadian business. These increases were partially offset by lower sales of Duncan Hines frostings due to heightened competitive activity and comparison against the 2012 introduction of Duncan Hines Frosting Creations and lower sales of our Nalley chili.
Specialty Foods Segment:
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

	$	% net sales
Productivity including footprint consolidation	$71.0	2.9%
Favorable product mix	21.6	0.8
Lower restructuring and restructuring related costs	33.7	1.4
Inflation (principally higher commodity costs)	(47.0)	(1.7)
Lower net price realization, net of slotting	(0.3)	—
Other	(7.0)	(0.4)
Subtotal	72.0	3.0%
Impact of the 53rd week	(7.1)
Higher sales volume	4.7
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

Research and development expenses:
Research and development expenses were $10.5 million, or 0.4% of net sales, for the fiscal year ended December 29, 2013 compared to $12.0 million, or 0.5% of net sales, for the comparable prior-year period. This decrease primarily reflected comparison against $2.9 million of charges incurred in 2012, related to the relocation of research and development activities of our Birds Eye Frozen segment at our Parsippany, NJ headquarters partially offset by higher personnel expense.

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

On May 10, 2013, as part of the 2013 Refinancing, the Company redeemed all $400.0 million of its outstanding 8.25% Senior Notes at a redemption price of 108.5% of the aggregate principal amount at a premium of $34.2 million. In 2012, on April 19, (the "2012 Refinancing") the Company redeemed all $199.0 million of its outstanding 10.625% Senior Subordinated Notes at a redemption price of 105.313% of the aggregate principal amount at a premium of $10.6 million. On June 5, 2012, the Company repurchased and retired $10.0 million of 9.25% Senior Notes at a price of 102.125% of the aggregate principal amount at a premium of $0.2 million. On September 20, 2012, the Company repurchased and retired $150.0 million of 9.25% Senior Notes at a price of 102.313% of the aggregate principal amount at a premium of $3.5 million. For more information on the 2013 and 2012 Refinancings see Note 9 to the Consolidated Financial Statements.

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

Birds Eye Frozen Segment:
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

Duncan Hines Grocery Segment:
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
Specialty Foods Segment:
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

Interest Expense, net
Net interest expense declined 33.4% or $66.2 million from $198.4 million in the fiscal year ended December 30, 2012 to $132.2 million in the fiscal year ended December 29, 2013. Included in net interest expense in both periods are charges associated with the 2013 Refinancing and the 2012 Refinancing. These items which total $22.5 million in 2013 and $17.5 million in 2012 are described below. Excluding these items from both periods, net interest expense declined by $71.2 million principally related to lower interest expense of $61.9 million related to lower outstanding balances as well as lower interest rates on our Notes and $9.3 million lower expense on interest rate swap agreements. These lower balances during fiscal 2013 were partially offset by the addition of Term Loan H in the fourth quarter of 2013, which partially financed the Wish-Bone acquisition.

The 2013 Refinancing included using the net proceeds of $623.9 million ($667.0 million of gross proceeds net of $43.1 million of underwriting discounts) from our April 3, 2013 IPO along with cash on hand to pay down $667.0 million of debt, which included all $465.0 million of our 9.25% Senior Notes on April 15, 2013 and $202.0 million of Tranche B Term Loans. In addition, on April 29, 2013, the Company entered into the Second Amended and Restated Credit Agreement which provided for the issuance of $1.63 billion of Tranche G Term Loans due 2020 and the extension of the due date of our revolving credit facility to 2018. The proceeds were used to repay all previous outstanding borrowings under the Senior Secured Credit Facility. This refinancing resulted in our recognizing approximately $22.5 million of charges to interest expense during the second quarter of 2013. The charges recognized consisted of $14.9 million of existing deferred financing costs and original issue discounts as well as $4.8 million of new costs incurred in connection with the transaction that were recorded directly to interest expense and a $2.8 million charge resulting from the dedesignation and termination of interest rate swaps.
In 2012, on April 17 we entered into an amended and restated credit agreement, which provided for the extension of certain of our Tranche B Term Loans and our Revolving Credit facility, the repayment of our Tranche D term loans and the issuance of new Tranche E term loans. In connection with this refinancing, we also redeemed all of our outstanding 10.625% Senior Subordinated Notes. This 2012 Refinancing resulted in the recognition of approximately $14.8 million of charges to interest expense during fiscal 2012. The charges recognized consisted of $7.3 million of write downs of existing deferred financing costs as well as $7.5 million of new costs incurred in connection with the transaction that were recorded directly to interest expense.
As part of the 2012 Refinancing, on August 30, 2012 the Company entered into the first amendment to the amended and restated credit agreement, which provided for the issuance of new Tranche F Term Loans. In connection with this refinancing, on September 20, 2012 we also redeemed $150 million aggregate principal of our 9.25% senior notes. This refinancing resulted in the recognition of approximately $2.6 million of charges to interest expense during the third quarter for write downs of existing deferred financing costs.

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

Provision (benefit) for income taxes

The effective tax rate was 44.4% for the fiscal year ended December 29, 2013 compared to 38.4% for the fiscal year ended December 30, 2012. The effective rate difference is primarily driven by the Company discontinuing hedge accounting at the time of the 2013 Refinancing for interest rate swaps in effect at that time (Note 11). Accordingly, changes to the fair value and associated tax effects accumulated in other comprehensive income were recognized to the statement of operations during the second quarter of 2013, resulting in a $9.1 million non-cash deferred tax charge to the provision for income taxes. Excluding the impact of the charge, the effective tax rate would have been 38.8%.

Under Section 382 of the Code, the Company is a loss corporation. Section 382 of the Code places limitations on our ability to use certain NOLs to offset income. The annual NOL limitation is approximately $17.0 million to $23.0 million, subject to other rules and restrictions. Our NOLs and certain other tax attributes generated prior to December 23, 2009 may not be utilized to offset Birds Eye income from recognized built in gains through December 2014 pursuant to Section 384 of the Code. See Note 15 to the Consolidated Financial Statements.

Liquidity and Capital Resources

Historical
Our cash flows are seasonal. Typically we are a net user of cash in the third quarter of the calendar year (i.e., the quarter ending in September) and a net generator of cash over the balance of the year.
Our principal liquidity requirements have been, and we expect will be, for working capital and general corporate purposes, including capital expenditures and debt service. In addition, subsequent to the IPO, the Company initiated a quarterly dividend program. Currently, the quarterly payment is $0.235 per share or approximately $27.6 million. The Company repurchased 1.0 million shares of common stock at a cost of $32.1 million during fiscal 2014 to offset shares issued under the Liquidity event. We currently do not have a share repurchase program in place but may repurchase shares from time to time in the future. Capital expenditures are expected to be approximately $100.0 to $110.0 million in 2015, which include approximately $10.0 million related to our Wish-Bone and Garden Protein acquisition integration projects. We have historically satisfied our liquidity requirements with internally generated cash flows and availability under our revolving credit facility. We expect that our ability to generate cash from our operations and ability to borrow from our credit facilities should be sufficient to support working capital needs, planned growth and capital expenditures for the next 12 months and for the foreseeable future. We keep an insignificant amount of cash in foreign accounts, primarily related to the operations of our Canadian business. Tax liabilities related to bringing these funds back into the United States would not be significant and have been accrued.
Statements of cash flows for the fiscal year ended December 28, 2014 compared to the fiscal year ended December 29, 2013
Net cash provided by operating activities was $550.7 million for the fiscal year ended December 28, 2014, which included $151.4 million of cash inflows related to the termination of the Hillshire merger agreement. In addition, net earnings, exclusive of the aforementioned termination inflow and non-cash charges and credits, were $387.8 million. Also impacting the period was a decrease in working capital of $11.5 million. The decrease in working capital was primarily the result of a $24.9 million increase in accounts payable driven principally by improved vendor terms, and a $21.6 million decrease in inventory principally resulting from lower crop yields. The decrease in working capital was partially offset by a $11.5 million decrease in accrued liabilities primarily attributable to the change in the vacation policy and lower accrued interest and a $21.6 million increase in accounts receivable resulting from the timing of sales within the month of December in 2014 compared to the previous year. The aging profile of accounts receivable did not change significantly from December 29, 2013. All other working capital accounts were a net $1.8 million cash outflow.

Net cash provided by operating activities was $262.2 million for the fiscal year ended December 29, 2013 and was the result of net earnings, excluding non-cash charges and credits of $287.8 million and an increase in working capital of $25.5 million. The increase in working capital was primarily the result of a $21.3 million increase in accounts receivable resulting from the timing of sales within the month of December in 2013 compared to the previous year. Also contributing to the increase in working capital was a $17.1 million decrease in accrued liabilities primarily attributable to lower interest payable resulting from the 2013 Refinancing and pay downs as well, and a $7.3 million decrease in accrued trade marketing expense driven by lower sales for December of 2013 compared to the previous year as a result of the impact of the 53rd week. The increase in working capital was partially offset by a $16.1 million decrease in inventory principally resulting from inventory built in 2012 related to our pickle supply chain consolidation and a $4.1 million decrease in accounts payable driven principally by the timing of production. All other working capital accounts generated a net $0.1 million cash outflow.

Net cash used in investing activities for the fiscal year ended December 28, 2014 totaled $270.0 million and included $169.4 million for the Garden Protein and Gilster acquisitions as well as $103.0 million for capital expenditures, which included approximately $41.5 million of capital related to the Wish-Bone and Gilster acquisitions. Net cash used in investing activities also included $2.3 million of proceeds from the sale of assets.

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
Net cash used in financing activities for the fiscal year ended December 28, 2014 was $358.0 million and consisted of $220.0 million of term loan repayments, $101.6 million of dividends paid, $32.1 million for the purchase of treasury stock, $2.4 million of net capital leases and notes payable activity and $1.7 million of cash outflows related to our equity based compensation plans. All other financing activities generated a net $0.3 million outflow.

Net cash provided by financing activities for the fiscal year ended December 29, 2013 was impacted by our IPO, the 2013 Refinancing and the addition of Term Loan H, which are explained in greater detail in Note 9 to the Consolidated Financial Statements. Net cash provided by financing activities for the fiscal year ended December 29, 2013 was $414.4 million and consisted of $625.0 million of proceeds, primarily from our IPO ($667.0 million of gross proceeds net of $43.1 million of underwriting discounts and other fees), $2,142.4 million of proceeds from our new Term Loan G and H Loans and $350.0 million of proceeds from our notes offering which were partially offset by $1,736.1 million of Term Loan repayments, $899.2 million of repurchases of outstanding notes, $41.7 million of dividends paid, $23.1 million of debt acquisition costs and $2.8 million of net capital lease and notes payable activity.
The net of all activities resulted in a decrease in cash of $78.3 million for the fiscal year ended December 28, 2014, compared to an increase in cash of $24.5 million for the fiscal year ended December 29, 2013.
Statements of cash flows for the fiscal year ended December 29, 2013 compared to the fiscal year ended December 30, 2012
Net cash provided by operating activities was $262.2 million for the fiscal year ended December 29, 2013 and was the result of net earnings, excluding non-cash charges and credits of $287.8 million and an increase in working capital of $25.5 million. The increase in working capital was primarily the result of a $21.3 million increase in accounts receivable resulting from the timing of sales within the month of December in 2013 compared to the previous year. Also contributing to the increase in working capital was a $17.1 million decrease in accrued liabilities primarily attributable to lower interest payable resulting from the 2013 Refinancing and pay downs as well, and a $7.3 million decrease in accrued trade marketing expense driven by lower sales for December of 2013 compared to the previous year as a result of the impact of the 53rd week. The aging profile of accounts receivable has not changed significantly from December 30, 2012. The increase in working capital was partially offset by a $16.1 million decrease in inventory principally resulting from inventory built in 2012 related to our pickle supply chain consolidation and a $4.1 million decrease in accounts payable driven principally by the timing of production. All other working capital accounts generated a net $0.1 million cash outflow.

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
Net cash provided by financing activities for the fiscal year ended December 29, 2013 was impacted by our IPO, our 2013 Refinancing and the addition of Term Loan H, which are explained in greater detail in Note 9 to the Consolidated Financial Statements. Net cash provided by financing activities for the fiscal year ended December 29, 2013 was $414.4 million and consisted of $625.0 million of proceeds, primarily from our IPO ($667.0 million of gross proceeds net of $43.1 million of underwriting discounts and other fees), $2,142.4 million of proceeds from our new Term Loan G and H Loans and $350.0 million of proceeds from our notes offering which were partially offset by $1,736.1 million of Term Loan repayments, $899.2 million of repurchases of outstanding notes, $41.7 million of dividends paid, $23.1 million of debt acquisition costs and $2.8 million of net capital lease and notes payable activity.
Net cash used by financing activities for the fiscal year ended December 30, 2012 was impacted by our 2013 and 2012 Refinancings, which is explained in greater detail in Note 9 to the Consolidated Financial Statements. Net cash used by financing activities for the fiscal year ended December 30, 2012 was $184.1 million and consisted of $632.0 million of term loan repayments, $373.3 million of repurchases of outstanding notes, $17.4 million of debt acquisition costs, $3.5 million of capital lease payments, $0.4 million of notes payable activity, and $0.9 million for repurchases of equity. These outflows were funded by $842.6 million of proceeds from our new Tranche E and F Term loans, with the remainder coming from cash on hand.
The net of all activities resulted in an increase in cash of $24.5 million for the fiscal year ended December 29, 2013, compared to a decrease in cash of $58.8 million for the fiscal year ended December 30, 2012.

Debt
For more information on our debt, see Note 9 of the Consolidated Financial Statements "Debt and Interest Expense.

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

In addition, under the Amended Credit Agreement and the indenture governing the 4.875% Senior Notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Senior Secured Leverage Ratio (which is currently the same as the ratio of Net First Lien Secured Debt to Covenant Compliance EBITDA described above), in the case of the Senior Secured Credit Facility, or to the ratio of Adjusted EBITDA to fixed charges for the most recently concluded four consecutive fiscal quarters, in the case of the Senior Notes. We believe that these covenants are material terms of these agreements and that information about the covenants is material to an investor's understanding our financial performance. As of December 28, 2014, we were in compliance with all covenants and other obligations under the Amended Credit Agreement and the indenture governing the 4.875% Senior Notes.

Covenant Compliance EBITDA is defined as earnings before interest expense, taxes, depreciation and amortization (“EBITDA”), further adjusted to exclude non-cash items, extraordinary, unusual or non-recurring items and other adjustment items permitted in calculating Covenant Compliance EBITDA under the Amended Credit Agreement and the indenture governing the Senior Notes. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Covenant Compliance EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financial covenants.

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
The following table provides a reconciliation from our net earnings to EBITDA and Covenant Compliance EBITDA for the fiscal years ended December 28, 2014 and December 29, 2013. The terms and related calculations are defined in the Amended Credit Agreement and the indenture governing the 4.875% Senior Notes.

(thousands of dollars)	Fiscal year
	December 28, 2014	December 29, 2013
Net earnings	$248,418	$89,349
Interest expense, net	96,053	132,213
Income tax expense	167,800	71,475
Depreciation and amortization expense	80,627	78,225
EBITDA	$592,898	$371,262
Non-cash items (a)	41,022	5,620
Acquisition, merger and other restructuring charges (b)	(130,050)	22,137
Other adjustment items (c)	169	53,361
Adjusted EBITDA	$504,039	$452,380
Wish-Bone and Garden Protein acquisition adjustments (1)	25,260	54,716
Non-cash equity-based compensation charges (2)	8,762	7,933
Covenant Compliance EBITDA	$538,061	$515,029

(1) For fiscal 2014, represents proforma additional EBITDA from Garden Protein for the period of fiscal 2014 prior to the acquisition and the net cost savings projected to be realized from acquisition synergies from both the Garden Protein and Wish-Bone acquisitions, calculated consistent with the definition of Covenant Compliance EBITDA. For fiscal 2013, represents proforma additional EBITDA from Wish-Bone for the period of fiscal 2013 prior to the Wish-Bone acquisition and the net cost savings projected to be realized from acquisition synergies, calculated consistent with the definition of Covenant Compliance EBITDA.
(2) Represents non-cash compensation charges related to the granting of equity awards that occur in the normal course of business. Awards that were issued as a result of the termination of the Hillshire merger agreement and awards that vested as a result of the Liquidity event are being treated as an adjustment in the determination of Adjusted EBITDA. See Non-cash items below for details.

(a)	Non-cash items are comprised of the following:

(thousands of dollars)	Fiscal year
	December 28, 2014	December 29, 2013
Unrealized gains resulting from hedging activities (1)	$12,542	$(693)
Effects of adjustments related to the application of purchase accounting (2)	636	6,313
Non-cash compensation charges (3)	27,189	—
Unrealized foreign exchange losses (4)	655	—
Total non-cash items	$41,022	$5,620
 _________________

(1)	Represents non-cash gains and losses resulting from mark-to-market adjustments of obligations under derivative contracts.

(2)
For fiscal 2014, represents expense related to the write-up to fair market value of inventories acquired as a result of the Garden Protein acquisition. For fiscal 2013, represents expense related to the write-up to fair market value of inventories acquired as a result of the Wish-Bone acquisition

(3)
Represents non-cash employee incentives and retention charges resulting from the termination of the Hillshire merger agreement ($3,458) and equity based compensation resulting from the Liquidity event ($23,731).

(4)	For fiscal 2014, represents foreign exchange losses resulting from intra-entity loans that are anticipated to be settled in the foreseeable future.

(b)	Acquisition, merger and other restructuring charges are comprised of the following:

(thousands of dollars)	Fiscal year
	December 28, 2014	December 29, 2013
Expenses in connection with an acquisition or other non-recurring merger costs (1)	$(144,526)	$9,485
Restructuring charges, integration costs and other business optimization expenses (2)	11,011	7,979
Employee severance (3)	3,465	4,673
Total other adjustments	$(130,050)	$22,137
_________________

(1)
For fiscal 2014, primarily represents receipt of Hillshire merger termination fee, net of professional fees and employee incentives incurred related to the terminated agreement with Hillshire. Also, includes Garden Protein acquisition costs, primarily foreign exchange losses in addition to legal, accounting and other professional fees and expenses related to the secondary offerings of common stock. See Note 6 to the Consolidated Financial Statements for further details. For fiscal 2013, primarily represents costs related to the Wish-Bone acquisition, IPO related expenses and due diligence investigations.

(2)
For fiscal 2014, represents integration costs of the Wish-Bone and Gilster acquisitions and a gain from the sale of our Millsboro, DE facility in September 2014. For fiscal 2013, primarily represents restructuring and restructuring related charges related to the closure of our Millsboro, DE facility, consulting and business optimization expenses related to the expansion of headquarter direct sales coverage for retail and a gain from the sale of our Tacoma, WA location in July 2013.

(3)	Represents severance costs paid, or to be paid, to terminated employees.

(c)	Other adjustment items are comprised of the following:

(thousands of dollars)	Fiscal year
	December 28, 2014	December 29, 2013
Management, monitoring, consulting and advisory fees (1)	$—	$19,181
Other (2)	169	34,180
Total other adjustments	$169	$53,361
_________________

(1)	Represents management/advisory fees and expenses paid to an affiliate of Blackstone, including $15.1 million relating to the termination of the advisory agreement in connection with the 2013 IPO.

(2)	For fiscal 2013, primarily represents $34.2 million of the premiums paid on the redemption of $400.0 million of 8.25% Senior Notes due 2017.

Our covenant requirements and actual ratios for the twelve months ended December 28, 2014 are as follows:

	Covenant Requirement	Actual Ratio
Amended Credit Agreement
Net First Lien Leverage Ratio (1)	5.75 to 1.00	3.55
Total Leverage Ratio (2)	Not applicable	4.23
Senior Notes (3)
Minimum Covenant Compliance EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions (4)	2.00 to 1.00	5.88
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

(2)
The Total Leverage Ratio is not a financial covenant but is used to determine the applicable margin rate under the Amended Credit Agreement. As of September 28, 2014, we achieved a total net leverage ratio of less than 4.25:1.0, and maintained it at December 28, 2014, which resulted in a 25 basis point reduction on the margin on our Amended Credit Agreement. The Total Leverage Ratio is calculated by dividing consolidated total debt less the aggregate amount of all unrestricted cash and cash equivalents by Covenant Compliance EBITDA.

(3)
Our ability to incur additional debt and make certain restricted payments under the indenture governing the Senior Notes, subject to specified exceptions, is tied to an Covenant Compliance EBITDA to fixed charges ratio of at least 2.00 to 1.00.

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

The following table provides a reconciliation from our gross profit to Adjusted Gross Profit for the fiscal years ended December 28, 2014 and December 29, 2013.

(thousands of dollars)	Fiscal year
	December 28, 2014	December 29, 2013
Gross profit	$681,198	$654,249
Non-cash items (a)	17,856	5,620
Acquisition, merger or other restructuring charges (b)	12,247	4,504
Adjusted gross profit	$711,301	$664,373

 _________________

(a)	Non-cash items are comprised of the following:

(thousands of dollars)	Fiscal year
	December 28, 2014	December 29, 2013
Unrealized losses (gains) resulting from hedging activities (1)	12,542	(693)
Effects of adjustments related to the application of purchase accounting (2)	636	6,313
Non-cash compensation charges (3)	$4,678	$—
Non-cash items	$17,856	$5,620

 _________________

(1)	Represents non-cash losses and (gains) resulting from mark-to-market obligations under derivative contracts.

(2)	For fiscal 2014 and fiscal 2013, represents expense related to the write-up to fair market value of inventories acquired as a result of the Garden Protein and Wish-Bone acquisitions, respectively.

(3)	Represents non-cash employee incentives and retention charges resulting from the termination of the Hillshire merger agreement and equity based compensation resulting from the Liquidity event.

(b)	Acquisition, merger and other restructuring charges are comprised of the following:

(thousands of dollars)	Fiscal year
	December 28, 2014	December 29, 2013
Expenses in connection with an acquisition or other non-recurring merger costs (1)	$855	$—
Restructuring charges, integration costs and other business optimization expenses (2)	10,697	4,305
Employee severance and recruiting (2)	695	199
Total acquisition, merger and other restructuring charges	$12,247	$4,504

 _________________

(1)	For fiscal 2014, represents expenses incurred related to the terminated agreement with Hillshire.

(2)
For fiscal 2014, represents integration costs of the Wish-Bone and Gilster acquisitions and a gain from the sale of our Millsboro, DE facility in September 2014. For the fiscal 2013, primarily represents restructuring and restructuring related charges, consulting and business optimization expenses in connection with the closures at our Millsboro, DE (March 2013) and Fulton, NY (March, 2012) facilities and a gain from the sale of our Tacoma, WA location in July 2013.

(3)	Represents severance costs paid or accrued to terminated employees.

Contractual Commitments

The table below provides information on our contractual commitments as of December 28, 2014:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Total debt at face value (1)	$2,291,872	$9,194	$19,701	$9,852	$2,253,125
Projected interest payments on long term debt (2)	562,882	89,096	201,717	229,354	42,715
Operating lease obligations	73,841	12,241	22,816	19,331	19,453
Capital lease obligations	24,124	4,302	7,876	2,854	9,092
Purchase obligations (3)	682,257	651,380	23,601	3,676	3,600
Pension (4)	62,492	3,143	5,354	9,636	44,359
Total (5)	$3,697,468	$769,356	$281,065	$274,703	$2,372,344

(1)	Total debt at face value includes scheduled principal repayments and excludes interest payments.

(2)
The total projected interest payments on long-term debt are based upon borrowings and interest rates as of December 28, 2014, including the effect of interest rate swaps in place. The interest rate on variable rate debt is subject to changes beyond our control and may result in actual interest expense and payments differing from the amounts above.

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

(4)
The funding of the defined benefit pension plan is based upon our planned 2014 cash contribution. The future years' contributions are based upon our expectations taking into consideration the funded status of the plan at December 28, 2014. Currently, under ERISA and IRS guidelines, our plans are 104% funded.

(5)
The total excludes the liability for uncertain tax positions. We are not able to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. Therefore, the long-term portion of the liability is excluded from the preceding table.

Off-Balance Sheet Arrangements

As of December 28, 2014, we did not have any off-balance sheet obligations.

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

Our significant accounting policies are detailed in Note 2 to our Consolidated Financial Statements for the fiscal year ended December 28, 2014. The following areas are the most important and require the most difficult, subjective judgments.

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

Goodwill and Indefinite-lived trade names

Goodwill and trade names are tested for impairment annually and whenever events and circumstances indicate that impairment may have occurred. During 2014, we changed the measurement date of our annual goodwill and trade names impairment tests from the fourth quarter to the third quarter. This change did not result in the delay, acceleration or avoidance of an impairment charge. We believe this timing is preferable as it better aligns the goodwill and trade name impairment tests with our strategic business planning process, which is a key component of the tests. The change to the goodwill measurement date was applied prospectively, as retrospective application would have been impractical because we are unable to objectively select assumptions that would have been used in previous periods without the benefit of hindsight. The goodwill impairment review consists of a two-step process. We perform quantitative testing by calculating the fair value of each reporting unit. We then compare the fair value of the reporting unit with its carrying value. If this fair value exceeds the carrying value, no further analysis or goodwill impairment charge is required. If the fair value is below the carrying value, we proceed to the next step, which is to measure the amount of the impairment loss. The impairment loss is measured as the difference between the carrying value and implied fair value of goodwill. To measure the implied fair value of goodwill we make a hypothetical allocation of the estimated fair value of the reporting unit to the tangible and intangible assets (other than goodwill) within the respective reporting unit using the same rules for determining fair value and allocation under the authoritative guidance for business combinations as we would use if it were an original purchase price allocation. If the implied fair value of the reporting unit's goodwill is less than its carrying amount, the shortfall is charged to earnings.

In estimating the fair value of our reporting units we primarily use the income approach, which utilizes forecasted discounted cash flows to estimate the fair value for each reporting unit. We believe that the use of the discounted cash flow model results in the most accurate estimate of the reporting unit's fair value since market values for our reporting units are not readily available. The income approach utilizes management's business plans and projections as the basis for expected future cash flows for five years plus a terminal year. We make significant assumptions including projected sales growth rates and operating margins and the weighted average cost of capital. In our recent impairment tests, we forecasted cash flows for five years plus a terminal year and assumed a weighted average cost of capital of 7.25%. Our projections assume sales growth rates for the next five years and the terminal year that generally average between 1.0% and 3.0% and operating margins which increase moderately from historical levels over time as a result of planned capital improvements in our plants and manufacturing efficiency projects. These assumptions are determined based upon our expectations for each of the individual reporting units and in our judgment are consistent with other companies in the packaged food industry.

In fiscal 2014, all reporting units tested had a fair value that exceeded their carrying value by at least 40%. We performed a sensitivity analysis on our weighted average cost of capital and we determined that a 50 basis point increase in the weighted average cost of capital would not have resulted in any of our reporting units implied fair value being less than their carrying value. Additionally, a 50 basis point decrease in the terminal growth rate used for each reporting unit would also not have resulted in any of our reporting units implied fair value being less than their carrying value

We also evaluate the carrying amount of our trade names for impairment on an annual basis, in conjunction with our Goodwill testing, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of an intangible asset with its carrying value. If the carrying value of a trade name exceeds its fair value at the time of the evaluation, we would charge the shortfall to earnings.

To estimate the fair value of our trade names we primarily use the relief from royalty method, which utilizes forecasted discounted cash flows to estimate the fair value. The utilization of the relief from royalty method requires us to make significant assumptions including sales growth rates, implied royalty rates and discount rates. In fiscal 2014, all trade names tested had a fair value that exceeded their carrying value.

In the course of our testing, we identified 2 trade names which do not have a fair value that exceeded their carrying value by at least 15%. The total carrying value of these trade names as of December 28, 2014 is $32.6 million. As of December 28, 2014 a 50 basis point increase in the weighted average cost of capital for each brand would have resulted in an impairment charge of $1.2 million. A 50 basis point decrease in the terminal sales growth rate would have resulted in an impairment charge of $0.4 million.

Pension Benefits

The Company had provided pension benefits to certain employees and retirees. All pension benefits which existed are frozen. Determining the cost associated with such benefits is dependent on various actuarial assumptions, including discount rates, expected return on plan assets, compensation increases, turnover rates and mortality rates. Independent actuaries, in accordance with GAAP, perform the required calculations to determine pension expense. Actual results that differ from the actuarial assumptions are generally accumulated and amortized over future periods.

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

Net periodic pension (benefit) cost was a benefit of ($1.6 million) in fiscal 2014, a benefit of ($0.9 million) in fiscal 2013 and cost of $2.1 million in fiscal 2012. Significant weighted-average assumptions for all plans used in the calculation are:

Pension Benefits	2014	2013	2012

Pension
Discount rate	4.8%	3.9%	4.3%
Expected return on plan assets	6.5%	7.0%	7.2%

Estimated sensitivities to annual net periodic pension cost are as follows: a 50-basis-point reduction in the discount rate would have a minimal effect on pension expense by increasing it by $0.3 million; a 50-basis-point reduction in the estimated return on assets assumption would increase pension expense by approximately $1.0 million.
Net periodic pension expense is expected to be a benefit of approximately $2.0 million in 2015. We expect to contribute approximately $3.0 million to our pension plans in 2015. Given the adverse impact of declining financial markets from 2008 to 2012, combined with the impact that historically low interest rates have on the discount rate used to compute our pension obligation, we made contributions to our plans of $7.8 million in fiscal 2014, $8.3 million in fiscal 2013 and $12.5 million in fiscal 2012.

See also Note 10 to the Consolidated Financial Statements "Pension and Retirement Plans"for additional information on pension expenses.

Insurance reserves. We are self-insured and retain liabilities for the first $350,000 of payments on each claim under our worker's compensation insurance policy. We utilize a stop loss policy issued by an insurance company to fund claims in excess of $350,000. We estimate the outstanding retained-insurance liabilities by projecting incurred losses to their ultimate liability and subtracting amounts paid-to-date to obtain the remaining liabilities. We base actuarial estimates of ultimate liability on actual incurred losses, estimates of incurred but not yet reported losses-based on historical information from both us and the industry-and the projected costs to resolve these losses. Retained-insurance liabilities may differ based on new events or circumstances that might materially impact the ultimate cost to settle these losses. Historically, such differences have not been significant.

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

We use a Monte Carlo simulation to value performance share units ("PSU's") granted and the Black-Scholes option-pricing model to value stock options granted. In terms of the assumptions used in the models, we:

•
use the simplified method to estimate the number of periods to exercise date in the Black-Scholes model. While we had plans in place as a private company, our broader post IPO plans have not been in place for a sufficient amount of time to understand their post vesting behavior. As such, we will continue to use this methodology until such time we have sufficient history to provide a reasonable basis on which to estimate the expected term.

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

We estimate the fair value of non-vested shares and restricted stock units ("RSU's") based on the market price of the underlying share on the date of the grant.

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

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments when the terms of an award provide that a performance target could be achieved after the requisite service period,” (“ASU 2014-12”). Current U.S. GAAP does not contain explicit guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award. The new guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. The updated guidance will be effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. The Company is in the process of evaluating this guidance; however, it is not expected to have a material effect on the consolidated financial statements upon adoption.

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

As discussed above, our variable rate financing arrangements subject us to interest rate risk. If the benchmark LIBOR interest rate were to increase by 50 basis points this would have no impact on the interest payments on our variable rate facilities or payments made on our interest rate swap contracts The base rate on our credit facilities are subject to a floor of 0.75%, while the floor for our interest rate contracts are 0.76%. An increase of 50 basis points on LIBOR interest rates would not have placed rates above the floor for our variable rate facilities or our interest rate contracts. As of December 28, 2014, a 50 basis point decrease in the benchmark LIBOR interest rate would have decreased the fair value of our interest rate swap assets by $18.2 million.

Foreign Currency Risk

Certain parts of our foreign operations in Canada expose us to fluctuations in foreign exchange rates. Our goal is to reduce our exposure to such foreign exchange risks on our foreign currency cash flows and fair value fluctuations on recognized foreign currency denominated assets, liabilities and unrecognized firm commitments to acceptable levels primarily through the use of foreign exchange-related derivative financial instruments. We enter into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of our functional currency. As of December 28, 2014, a 10% appreciation in the U.S. dollar relative to the Canadian dollar would have decreased the fair value of our foreign exchange forward contracts by $2.3 million.

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

In addition, we may also purchase forward derivative contracts on certain commodities to manage the price risk associated with forecasted purchases of materials used in our manufacturing process. Generally, these derivatives are not designated as hedges as they do not meet the authoritative guidance for derivative and hedge accounting but they are not speculative. From time to time, we enter into commodity forward contracts to fix the price of diesel fuel, natural gas, soybean oil and other commodity purchases at a future delivery date. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in Cost of products sold in the Consolidated Statements of Operations.

As of December 28, 2014, the potential change in fair value of commodity derivative instruments, assuming a 10% adverse movement in the underlying commodity prices, would have resulted in an unrealized net loss of $6.2 million.

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

ITEM 8.    FINANCIAL STATEMENTS

Financial statements begin on the following page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Pinnacle Foods Inc.
Parsippany, New Jersey

We have audited the accompanying consolidated balance sheets of Pinnacle Foods Inc. and subsidiaries (the “Company”) as of December 28, 2014 and December 29, 2013, and the related consolidated statements of operations, comprehensive earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 28, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pinnacle Foods Inc. and subsidiaries as of December 28, 2014 and December 29, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 28, 2014, based on the criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 24, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Pinnacle Foods Inc.
Parsippany, New Jersey

We have audited the internal control over financial reporting of Pinnacle Foods Inc. and subsidiaries (the “Company”) as of December 28, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Garden Protein International, Inc., which was acquired on November 14, 2014 and whose financial statements constitute 3.2% and 0.2% of total assets and net sales, respectively, of the consolidated financial statements as of and for the year ended December 28, 2014. Accordingly, our audit did not include the internal control over financial reporting at Garden Protein International, Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2014, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 28, 2014 of the Company and our report dated February 24, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 24, 2015

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands, except per share amounts)

	Fiscal year
	December 28, 2014	December 29, 2013	December 30, 2012
	52 weeks	52 weeks	53 weeks
Net sales	$2,591,183	$2,463,802	$2,478,485
Cost of products sold	1,909,985	1,809,553	1,893,936
Gross profit	681,198	654,249	584,549

Marketing and selling expenses	177,372	175,702	169,736
Administrative expenses	117,275	119,790	89,414
Research and development expenses	11,281	10,516	12,031
Termination fee received, net of costs, associated with the Hillshire merger agreement	(152,982)	—	—
Other expense (income), net	15,981	55,204	29,774
	168,927	361,212	300,955
Earnings before interest and taxes	512,271	293,037	283,594
Interest expense	96,174	132,354	198,484
Interest income	121	141	110
Earnings before income taxes	416,218	160,824	85,220
Provision for income taxes	167,800	71,475	32,701
Net earnings	$248,418	$89,349	$52,519

Net earnings per share
Basic	$2.15	$0.84	$0.65
Weighted average shares outstanding- basic	115,698	106,841	81,231
Diluted	$2.13	$0.82	$0.61
Weighted average shares outstanding- diluted	116,885	108,619	86,495
Dividends declared	$0.89	0.57	$—
See accompanying Notes to Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(thousands)

	Fiscal year
	December 28, 2014	December 29, 2013	December 30, 2012
	52 weeks	52 weeks	53 weeks
Net earnings	$248,418	$89,349	$52,519
Other comprehensive earnings (loss)
Foreign currency translation	(2,588)	(176)	276
Net (loss) gain on financial instrument contracts	(24,841)	29,260	(7,317)
(Loss) gain on pension actuarial assumption adjustments	(21,347)	40,276	(20,178)

Reclassifications into earnings:
Financial instrument contracts	(625)	2,229	9,850
Amortization of deferred mark-to-market adjustment on terminated swaps	—	—	444
Loss on pension actuarial assumption adjustments	67	1,663	2,413

Tax benefit (provision) on other comprehensive earnings (loss)	19,097	(19,196)	5,395
Total other comprehensive (loss) earnings - net of tax	(30,237)	54,056	(9,117)
Total comprehensive earnings	$218,181	$143,405	$43,402

See accompanying Notes to Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(thousands, except share and per share amounts)

	December 28, 2014	December 29, 2013
Current assets:
Cash and cash equivalents	$38,477	$116,739
Accounts receivable, net of allowances of $6,801 and $5,849, respectively	190,754	164,664
Inventories	356,467	361,872
Other current assets	8,223	7,892
Deferred tax assets	121,788	141,142
Total current assets	715,709	792,309
Plant assets, net of accumulated depreciation of $349,639 and $297,103, respectively	605,906	523,270
Tradenames	2,001,874	1,951,392
Other assets, net	157,896	186,125
Goodwill	1,719,560	1,628,095
Total assets	$5,200,945	$5,081,191

Current liabilities:
Short-term borrowings	$2,396	$2,437
Current portion of long-term obligations	11,916	24,580
Accounts payable	198,579	142,353
Accrued trade marketing expense	36,210	37,060
Accrued liabilities	106,488	99,755
Dividends payable	27,847	25,119
Total current liabilities	383,436	331,304
Long-term debt (includes $47,315 and $63,976 owed to related parties, respectively)	2,285,984	2,476,167
Pension and other postretirement benefits	61,830	49,847
Other long-term liabilities	34,305	24,560
Deferred tax liabilities	721,401	601,272
Total liabilities	3,486,956	3,483,150
Commitments and contingencies (Note 12)
Shareholders' equity:
Pinnacle preferred stock: $.01 per share, 50,000,000 shares authorized, none issued	—	—
Pinnacle common stock: par value $.01 per share, 500,000,000 shares authorized; issued 117,293,745 and 117,231,853, respectively	1,173	1,172
Additional paid-in-capital	1,363,129	1,328,847
Retained earnings	419,531	275,519
Accumulated other comprehensive loss	(37,734)	(7,497)
Capital stock in treasury, at cost, 1,000,000 common shares	(32,110)	—
Total shareholders' equity	1,713,989	1,598,041
Total liabilities and shareholders' equity	$5,200,945	$5,081,191

See accompanying Notes to Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands)

	Fiscal year
	December 28, 2014	December 29, 2013	December 30, 2012
	52 weeks	52 weeks	53 weeks
Cash flows from operating activities
Net earnings	$248,418	$89,349	$52,519
Non-cash charges (credits) to net earnings
Depreciation and amortization	80,627	78,225	98,123
Goodwill and intangible asset impairment charge	—	—	520
Amortization of discount on term loan	2,461	1,354	994
Amortization of debt acquisition costs	4,046	4,395	8,585
Call premium on note redemptions	—	34,180	14,255
Refinancing costs and write off of debt issuance costs	1,879	19,668	17,482
Amortization of deferred mark-to-market adjustment on terminated swaps	—	—	444
Change in value of financial instruments	12,537	(535)	(1,185)
Equity-based compensation charge	35,951	7,933	850
Pension expense, net of contributions	(9,300)	(9,131)	(10,391)
Gain on sale of assets held for sale	(1,541)	(3,627)	—
Other long-term liabilities	1,962	(1,872)	2,799
Unrealized foreign exchange losses	2,620	—	—
Deferred income taxes	159,537	67,852	30,929
Changes in working capital
Accounts receivable	(21,630)	(21,347)	16,259
Inventories	21,557	16,129	(22,027)
Accrued trade marketing expense	(516)	(7,290)	9,383
Accounts payable	24,910	4,112	(16,333)
Accrued liabilities	(11,525)	(17,052)	(1,432)
Other current assets	(1,283)	(101)	1,079
Net cash provided by operating activities	550,710	262,242	202,853
Cash flows from investing activities
Payments for business acquisitions	(169,373)	(575,164)	—
Capital expenditures	(102,967)	(84,055)	(78,279)
Proceeds from sale of plant assets	2,328	6,853	570
Net cash used in investing activities	(270,012)	(652,366)	(77,709)
Cash flows from financing activities
Net proceeds from issuance of common stock	489	624,953	—
Repurchases of equity	—	(191)	(878)
Dividends paid	(101,606)	(41,664)	—
Proceeds from bank term loans	—	2,142,394	842,625
Proceeds from notes offerings	—	350,000	—
Repayments of long-term obligations	(219,967)	(1,736,146)	(632,025)
Repurchase of notes	—	(899,180)	(373,255)
Proceeds from short-term borrowings	4,757	5,078	4,294
Repayments of short-term borrowings	(4,799)	(4,779)	(3,863)
Borrowings under revolving credit facility	65,000	—	40,000
Repayments of revolving credit facility	(65,000)	—	(40,000)
Repayment of capital lease obligations	(2,373)	(2,943)	(3,511)
Purchase of stock for treasury	(32,110)	—	—
Excess tax benefits on stock-based compensation	905	—	—
Taxes paid related to net share settlement of equity awards	(3,061)	—	—
Debt acquisition costs	(258)	(23,142)	(17,498)
Net cash (used in) provided by financing activities	(358,023)	414,380	(184,111)
Effect of exchange rate changes on cash	(937)	202	217
Net change in cash and cash equivalents	(78,262)	24,458	(58,750)
Cash and cash equivalents - beginning of period	116,739	92,281	151,031
Cash and cash equivalents - end of period	$38,477	$116,739	$92,281
Supplemental disclosures of cash flow information:
Interest paid	$88,783	$120,310	$179,427
Interest received	121	141	110
Income taxes paid	7,802	3,425	1,981
Non-cash investing and financing activities:
New capital leases	1,288	2,030	1,548
Note payable issued in connection with acquisitions	14,850	—	—
Dividends payable	27,847	25,119	—
Accrued additions to Plant assets at December 28, 2014 were $25,763. As of December 29, 2013 and December 30, 2012 they were not significant.
See accompanying Notes to Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(thousands, except share and per share amounts)

	Common Stock		Treasury Stock		Additional Paid In Capital	Retained earnings	Accumulated Other Comprehensive Loss	Total Shareholder's Equity
	Shares	Amount	Shares	Amount
Balance, December 25, 2011	81,272,593	$813	—	$—	$696,539	$200,436	$(52,436)	$845,352

Equity-based compensation plans	(61,921)	(1)			(27)			(28)
Comprehensive earnings						52,519	(9,117)	43,402
Balance, December 30, 2012	81,210,672	$812	—	$—	$696,512	$252,955	$(61,553)	$888,726

Equity contributions:
Share issuance	35,968,042	360			623,564			623,924
Equity-based compensation plans	53,139	—			8,771			8,771
Dividends ($0.57 per share)(1)						(66,785)		(66,785)
Comprehensive earnings						89,349	54,056	143,405
Balance, December 29, 2013	117,231,853	$1,172	—	$—	$1,328,847	$275,519	$(7,497)	$1,598,041

Equity contributions:
Equity-based compensation plans	61,892	1			34,282			34,283
Treasury stock purchased			(1,000,000)	(32,110)				(32,110)
Dividends ($0.89 per share)(2)						(104,406)		(104,406)
Comprehensive earnings						248,418	(30,237)	218,181
Balance, December 28, 2014	117,293,745	$1,173	(1,000,000)	$(32,110)	$1,363,129	$419,531	$(37,734)	$1,713,989

See accompanying Notes to Consolidated Financial Statements

(1) $0.18 per share declared May 2013, $0.18 per share declared September 2013 and $0.21 per share declared December 2013.
(2) $0.21 per share declared February 2014 and May 2014, $0.235 per share declared August 2014 and December 2014.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

1. Summary of Business Activities
Business Overview
The Company is a leading manufacturer, marketer and distributor of high quality, branded convenience food products, the products and operations of which are managed and reported in three operating segments: (i) Birds Eye Frozen, (ii) Duncan Hines Grocery and (iii) Specialty Foods. The Company’s United States retail frozen vegetables (Birds Eye), frozen complete bagged meals (Birds Eye Voila!), frozen seafood (Van de Kamp’s and Mrs. Paul’s), plant based protein frozen products (gardein), full-calorie single-serve frozen dinners and entrées (Hungry-Man), frozen breakfast (Aunt Jemima), frozen and refrigerated bagels (Lender’s), and frozen pizza for one (Celeste) are reported in the Birds Eye Frozen segment. The Company’s baking mixes and frostings (Duncan Hines), shelf-stable pickles (Vlasic), liquid and dry-mix salad dressings (Wish-Bone and Western), table syrups (Mrs. Butterworth’s and Log Cabin), canned meat (Armour, Nalley and Brooks), pie and pastry fillings (Duncan Hines Comstock and Wilderness), barbecue sauces (Open Pit) and Canadian operations other than gardein are reported in the Duncan Hines Grocery segment. The Specialty Foods segment consists of snack products (Tim’s Cascade and Snyder of Berlin) and the Company’s food service and private label businesses.
History and Current Ownership
On April 2, 2007, the Company was acquired by, and became a wholly owned subsidiary of Peak Holdings LLC ("Peak Holdings"), an entity controlled by investment funds affiliated with The Blackstone Group L.P ("Blackstone"). We refer to this merger transaction and related financing transactions as the Blackstone Transaction. As a result of the Blackstone Transaction, Blackstone owned, through Peak Holdings, approximately 98% of the common stock of the Company.

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
On December 17, 2013, the SEC declared effective the Company's registration statement on Form S-1 related to a secondary offering. In connection with this offering, Blackstone sold 19,550,000 shares which reduced their ownership to approximately 51%. The Company did not receive any proceeds from the sale.

On September 12, 2014, Blackstone sold an additional 14,825,000 shares in an underwritten public offering registered on Form S-3. In connection therewith, the underwriters were granted the option to purchase an additional 2,250,000 shares. On October 8, 2014, the underwriters exercised the option in full. After exercise of the underwriters' option, Blackstone's ownership was reduced to 36.6%. As such, the Company no longer qualified as a "controlled company" under applicable NYSE listing standards. The Company did not receive any proceeds from the sale.

On November 21, 2014, Blackstone sold an additional 19,675,000 shares, in an underwritten public offering. 1,000,000 shares were concurrently repurchased by the Company. In connection with the public offering, the underwriters were granted the option to purchase an additional 3,000,000 shares. On December 5, 2014, the underwriters exercised the option in full. After exercise of the underwriters' option, Blackstone's ownership was reduced to 16.5%. The Company did not receive any proceeds from the sale. This ownership level resulted in a liquidity event and in conjunction with Blackstone obtaining an annual internal rate of return in excess of 12% on their initial investment in the Company resulted in the immediate vesting of approximately 1.1 million non-vested shares and 0.2 million equity options and the recognition of approximately $23.7 million of equity-based compensation expense (the "Liquidity event"). See Note 5 of the Consolidated Financial Statements for further details.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

2. Summary of Significant Accounting Policies

Consolidation. The Consolidated Financial Statements include the accounts of Pinnacle and its wholly-owned subsidiaries. The results of companies acquired during the year are included in the Consolidated Financial Statements from the effective date of the acquisition. Intercompany transactions have been eliminated in consolidation.

Foreign Currency Translation. Foreign-currency-denominated assets and liabilities are translated into U.S. dollars at exchange rates existing at the respective balance sheet dates. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of Accumulated other comprehensive loss within shareholder's equity. The Company translates the results of operations of its foreign subsidiaries at the average exchange rates during the respective periods. Gains and losses resulting from foreign currency transactions are normally included in Cost of products sold on the Consolidated Statements of Operations and were gains of $1,202 and $1,897, in the years ended December 28, 2014 and December 29, 2013, respectively, and a $344 loss in the year ended December 30, 2012. These amounts include the mark to market and realized gains and losses on our foreign currency swaps as discussed in Note 11 to our Consolidated Financial Statements. As a result of the Garden Protein acquisition the Company recorded an additional $2,620 foreign exchange loss in the fiscal year ended December 28, 2014. This amount represents foreign exchange losses from intra-entity loans resulting from the Garden Protein acquisition that are anticipated to be settled in the foreseeable future and are recorded in Other expense (income), net on the Consolidated Statements of Operations.

Fiscal Year. The Company's fiscal year ends on the last Sunday in December resulting in fifty-two-week fiscal years for 2014 and 2013 and a fifty-three-week fiscal year for 2012.

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

Goodwill and Indefinite-lived Intangible Assets. The Company evaluates the carrying amount of goodwill and indefinite-lived tradenames for impairment on at least an annual basis and when events occur or circumstances change that an impairment might exist. During 2014, we changed the measurement date of our annual goodwill and trade names impairment tests from the fourth quarter to the third quarter. This change did not result in the delay, acceleration or avoidance of an impairment charge. We believe this timing is preferable as it better aligns the goodwill and trade name impairment tests with our strategic business planning process, which is a key component of the tests. The change to the goodwill measurement date was applied prospectively, as retrospective application would have been impractical because we are unable to objectively select assumptions that would have been used in previous periods without the benefit of hindsight. The Company performs goodwill impairment testing for each business which constitutes a component of the Company's operating segments, known as reporting units. The Company performs quantitative testing by calculating the fair value of each reporting unit. The Company compares the fair value of these reporting units with their carrying values inclusive of goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company compares the implied fair value of the reporting unit's goodwill to its carrying amount and any shortfall is charged to earnings. In estimating the implied fair value of the goodwill, the Company estimates the fair value of the reporting unit's tangible and intangible assets (other than goodwill). In estimating the fair value of our reporting units, the Company primarily uses the income approach, which utilizes forecasted discounted cash flows to estimate the fair value for each reporting unit. The income approach utilizes management's business plans and projections as the basis for expected future cash flows for five years plus a terminal year. It requires significant assumptions including projected sales growth rates and operating margins and the weighted average cost of capital. In the most recent impairment tests, the Company forecasted cash flows for five years plus a terminal year and assumed a weighted average cost of capital of 7.25%. These projections assume sales growth rates for the next five years and

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

the terminal year that generally average between 1.0% and 3.0% and operating margins which increase moderately from historical levels over time as a result of planned capital improvements in our plants and manufacturing efficiency projects. These assumptions are determined based upon management's expectations for each of the individual reporting units.

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

Assumptions underlying fair value estimates referred to above are subject to risks and uncertainties. These measurements are considered level 3 under the fair value hierarchy as described in Note 4 to the Consolidated Financial Statements. For more information on goodwill and indefinite-lived intangible assets, please refer to Note 8 to the Consolidated Financial Statements.

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

Advertising. Advertising costs include the cost of working media (advertising on television, radio or in print), the cost of producing advertising, and the cost of coupon insertion and distribution. Working media and coupon insertion and distribution costs are expensed in the period the advertising is run or the coupons are distributed. The cost of producing advertising is expensed as of the first date the advertisement takes place. Advertising included in the Company's marketing and selling expenses were $35,917 for fiscal year ended December 28, 2014, $34,031 for fiscal year ended December 29, 2013 and $37,260 for fiscal year ended December 30, 2012.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Shipping and Handling Costs. In accordance with the authoritative guidance for revenue recognition, costs related to shipping and handling of products shipped to customers are classified as Cost of products sold.

Pension benefits. The Company provides pension benefits to certain employees and retirees. Pension benefits are no longer offered to salaried employees. All pension benefits are frozen. Determining the cost associated with such benefits is dependent on various actuarial assumptions, including discount rates, expected return on plan assets, compensation increases, turnover rates and mortality rates. Independent actuaries, in accordance with GAAP, perform the required calculations to determine pension expense. Actual results that differ from the actuarial assumptions are generally accumulated and amortized over future periods.

Equity-Based Compensation. Grant-date fair value of PSU's and stock options are estimated using a Monte Carlo simulation and the Black-Scholes option-pricing model, respectively. The Black-Scholes model includes using the simplified method to estimate the number of periods to exercise date. While we had equity compensation plans in place as a private company, our broader post-IPO equity compensation plans have not been in place for a sufficient amount of time to understand their post vesting behavior. As such, we will continue to use this methodology until such time we have sufficient history to provide a reasonable basis on which to estimate the expected term. Compensation expense is reduced based on estimated forfeitures with adjustments to actual expense recorded at the time of vesting. Forfeitures are estimated based on historical experience. The majority of our equity options have a three-year vesting period. For those options that have a performance condition, compensation expense is based upon the number of shares expected to vest after assessing the probability that the performance criteria will be met. We recognize compensation cost for awards over the vesting period, adjusted for any changes in our probability assessment.

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

Capitalized Internal Use Software Costs. The Company capitalizes the cost of internal-use software that has a useful life in excess of one year. These costs consist of payments made to third parties and the salaries of employees working on such software development. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Capitalized internal use software costs are amortized using the straight-line method over their estimated useful lives, generally 2 ½ to 3 years. The Company amortized $7,681 for fiscal year ended December 28, 2014, $6,229 for fiscal year ended December 29, 2013 and $4,723 for fiscal year ended December 30, 2012. Additionally, as of December 28, 2014 and December 29, 2013, the net book value of capitalized internal use software totaled $14,298 and $13,552, respectively and is included in Plant assets, net on the Consolidated Balance Sheets.

Accumulated other comprehensive loss. Accumulated other comprehensive loss includes loss on financial instruments, foreign currency translation adjustments, net gains or (losses) on pension actuarial assumptions and the related tax provisions or benefits

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

that are currently presented as a component of shareholder's equity. The components of Accumulated other comprehensive loss at year end were as follows:

	December 28, 2014	December 29, 2013
Swaps mark to market adjustments	$3,147	$28,611
Foreign currency translation	(3,134)	(546)
Loss on pension actuarial assumptions	(48,716)	(27,434)
Tax (expense) benefit	10,969	(8,128)
Accumulated other comprehensive loss	$(37,734)	$(7,497)

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

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments when the terms of an award provide that a performance target could be achieved after the requisite service period,” (“ASU 2014-12”). Current U.S. GAAP does not contain explicit guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award. The new guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. The updated guidance will be effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. The Company is in the process of evaluating this guidance; however, it is not expected to have a material effect on the consolidated financial statements upon adoption.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

3. Acquisitions

Acquisition of the Wish-Bone and Western Salad Dressings Business (the 'Wish-Bone acquisition").

On October 1, 2013, the Company acquired substantially all of the assets of the Wish-Bone and Western Salad Dressings Business ("Wish-Bone") from Conopco Inc. and affiliates (“Unilever”), which are subsidiaries of Unilever PLC. The acquired portfolio includes a broad range of liquid and dry-mix salad dressing flavors under the Wish-Bone and Western brand names that are highly complementary to the Company's existing product offerings.

The cost of the Wish-Bone acquisition was $575,164. The following table summarizes the allocation of the total cost of the acquisition to the assets acquired:

Assets acquired:
Inventories	$20,029
Plant assets	5,871
Tradenames	347,400
Distributor relationships and other agreements	14,700
Deferred tax assets	564
Goodwill	186,600
$575,164

Based upon the allocation, the value assigned to intangible assets and goodwill totaled $548.7 million at the valuation date. The goodwill was generated primarily as a result of expected synergies to be achieved in the acquisition. Distributor relationships are being amortized on an accelerated basis over 30 years. This useful life was based on an attrition rate based on industry experience, which management believes is appropriate in the Company's circumstances. The Company has also assigned $347.4 million to the value of the tradenames acquired, which are not subject to amortization but are reviewed annually for impairment. Goodwill, which is also not subject to amortization, totaled $186.6 million (tax deductible goodwill of $185.7 million existed as of the closing of the acquisition). The entire acquisition was allocated to the Duncan Hines Grocery segment.

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
(thousands, except share and per share amounts and where noted in millions)

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Acquisition of Garden Protein (the "Garden Protein acquisition")

On November 14, 2014, the Company acquired Garden Protein International Inc., a Canadian corporation, the manufacturer of the plant-based protein brand gardein. The brand has a line of frozen products that serve as alternatives for traditional animal based protein formats such as chicken strips and tenders, ground beef and fish fillets.

The cost of the Garden Protein acquisition was $157,604, which is subject to a post closing working capital adjustment which is expected to be finalized in the first half of 2015. The following table summarizes the preliminary allocation of the total cost of the acquisition to the assets acquired and liabilities assumed:

Assets acquired:
Accounts receivable	$5,226
Inventories	6,798
Prepaid expenses and other assets	572
Property and equipment	13,895
Tradenames	51,950
Distributor relationships	3,098
Private label customer relationships	1,328
Formulations	7,611
Goodwill	84,257
Fair value of assets acquired	174,735
Liabilities assumed
Accounts payable and accrued liabilities	5,007
Income tax payable	7,878
Long term deferred tax liability	1,532
Other long-term liabilities	2,714
Total cost of acquisition	$157,604

Based upon the allocation, the value assigned to intangible assets and goodwill totaled $148.2 million at the valuation date. The goodwill was generated primarily as a result of expected synergies to be achieved in the acquisition. Distributor relationships and private label customer relationships are being amortized on an accelerated basis over 30 and 7 years, respectively. Formulations are being amortized on a straight line basis over 10 years. These useful lives are based on an attrition rate based on industry experience, which management believes is appropriate in the Company's circumstances. The Company has also assigned $51.9 million to the value of the tradename acquired, which is not subject to amortization but is reviewed annually for impairment. Goodwill, which is also not subject to amortization, totaled $84.3 million (tax deductible goodwill of $53.6 million will result from the acquisition). The entire acquisition was allocated to the Birds Eye frozen segment.

During the year ended December 28, 2014, the acquisition resulted in an additional $6.8 million of net sales and a net loss of $3.1 million, related to Garden Protein operations from November 14, 2014 to December 28, 2014, which included a $0.6 million charge related to the fair value step-up of inventories acquired and sold during 2014 and $3.1 million of transaction costs, primarily foreign exchange losses in addition to legal, accounting and other professional fees. The inventory-step up and transactions costs are recorded in Cost of products sold and Other expense (income), net in the Consolidated Statements of Operations, respectively.

The acquisition was financed through cash on hand and borrowings of $40.0 million under our revolving credit facility which were repaid in full as of December 28, 2014.

Unaudited pro forma revenue and net earnings related to the acquisition are not presented because the pro forma impact is not material.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

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

Level 3:	Unobservable inputs that reflect the Company’s assumptions.
The Company’s financial assets and liabilities subject to recurring fair value measurements and the required disclosures are as follows:

	Fair Value as of December 28, 2014	Fair Value Measurements Using Fair Value Hierarchy			Fair Value as of December 29, 2013	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Interest rate derivatives	$6,420	$—	$6,420	$—	$29,518	$—	$29,518	$—
Foreign currency derivatives	1,294	—	1,294	—	307	—	307	—
Commodity derivatives	—	—	—	—	543	—	543	—
Total assets at fair value	$7,714	$—	$7,714	$—	$30,368	$—	$30,368	$—

Liabilities
Interest rate derivatives	$4,543	$—	$4,543	$—	$1,904	$—	$1,904	$—
Commodity derivatives	12,011	—	12,011	—	—	—	—	—
Total liabilities at fair value	$16,554	$—	$16,554	$—	$1,904	$—	$1,904	$—

The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk.

The valuations of these instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate, commodity, and foreign exchange forward curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of the authoritative guidance for fair value disclosure, the Company incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. The Company had no fair value measurements based upon significant unobservable inputs (Level 3) as of December 28, 2014 or December 29, 2013.

In addition to the instruments named above, the Company also makes fair value measurements in connection with its annual goodwill and trade name impairment testing. These measurements fall into Level 3 of the fair value hierarchy.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

5. Shareholders' Equity, Equity-Based Compensation Expense and Earnings Per Share

Equity-based Compensation

The Company has two long-term incentive programs: The 2007 Stock Incentive Plan (as defined below) and the 2013 Omnibus Incentive Plan (as defined below). Prior to March 28, 2013, Peak Holdings, the former parent of the Company also had the 2007 Unit Plan, which was terminated in connection with the Company's IPO. Equity-based compensation expense recognized during the period is based on the value of the portion of equity-based payment awards that is ultimately expected to vest during the period. As equity-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The authoritative guidance for equity compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Expense Information

The following table summarizes equity-based compensation expense which was allocated as follows:

	Fiscal year ended
	December 28, 2014	December 29, 2013	December 30, 2012
Cost of products sold	$5,565	$633	$113
Marketing and selling expenses	5,836	1,399	342
Administrative expenses	23,977	5,792	370
Research and development expenses	573	109	25
Pre-Tax Equity-Based Compensation Expense	35,951	7,933	850
Income Tax Benefit	4,738	2,083	30
Net Equity-Based Compensation Expense	$31,213	$5,850	$820

As of December 28, 2014, cumulative unrecognized equity compensation expense of the unvested portion of shares and options for the Company's two long-term incentive programs was $26,778. The weighted average period over which vesting will occur is approximately 1.1 years for the 2007 Stock Incentive Plan and 1.5 years for the 2013 Omnibus Incentive Plan. Options under the plans have a termination date of 10 years from the date of issuance.

2007 Stock Incentive Plan

The Company adopted an equity option plan (the “2007 Stock Incentive Plan”) providing for the issuance of up to 1,104,888 shares of the Company's common stock through the granting of nonqualified stock options. As a result of the Liquidity event, the majority of the outstanding equity options became exercisable. As of December 28, 2014 any unvested awards vest ratably over five years from the date of grant. Subsequent to the adoption of the 2013 Omnibus Incentive Plan (as further described below), there will be no more grants under this plan.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

The following table summarizes the equity option transactions under the 2007 Stock Incentive Plan:

		Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Life	Aggregate Intrinsic Value (000's)
Outstanding, December 29, 2013		314,396	$10.22	$6.13	5.51	$5,352

	Granted
	Exercised	(47,898)	10.19	5.66
	Forfeitures	(19,068)	11.62	7.32
Outstanding, December 28, 2014		247,430	$10.11	$6.13	4.47	$6,306

Exercisable and Expected to Vest, December 28, 2014		243,589	$10.06	$6.16	4.44	$6,220

Exercisable, December 28, 2014		236,721	$9.95	$6.22	4.37	$6,071

2007 Unit Plan
Peak Holdings, the former parent of Pinnacle Foods Inc., adopted an equity plan (the “2007 Unit Plan”) providing for the issuance of profit interest units ("PIUs") in Peak Holdings. In connection with the Company's IPO, Peak Holdings was dissolved resulting in the termination of the 2007 Unit Plan and the adoption of the 2013 Omnibus Incentive Plan (as further described below). As a result of the dissolution, the holders of units of Peak Holdings were distributed the assets of Peak Holdings. As the sole assets of Peak Holdings were shares of the Company's common stock, units were converted into shares of common stock. The number of shares of common stock delivered to the equity holder as a result of the conversion had the same intrinsic value as the Class A-2 Units held by the equity holder prior to such conversion. Additionally, in connection with the dissolution, all PIUs were converted into shares or non-vested shares of the Company's common stock. Vested PIUs were converted into shares of common stock and unvested PIUs were converted into non-vested shares of our common stock, which are subject to vesting terms substantially similar to those applicable to the unvested PIU immediately prior to the conversion. The number of shares delivered under the 2013 Omnibus Incentive Plan, 1,546,355, have the same intrinsic value as the PIUs immediately prior to such conversion. As a result of the Liquidity event, the majority of the outstanding non-vested shares vested. As of December 28, 2014 any unvested awards vest ratably over five years from the date of grant.

2013 Omnibus Incentive Plan

In connection with the IPO, the Company adopted an equity incentive plan (the “2013 Omnibus Incentive Plan”) providing for the issuance of up to 11,300,000 shares of the Company's common stock under (1) equity awards granted as a result of the conversion of unvested PIUs into restricted common stock of the Company, (2) stock options and other equity awards granted in connection with the completion of the IPO, and (3) awards granted by the Company under the 2013 Omnibus Incentive Plan following the completion of the IPO. Awards granted subsequent to the IPO include equity options, non-vested shares, restricted stock units ("RSU's") and performance share units which vest based on achievement of total shareholder return performance goals ("PSU's"). Under the program, awards of PSU's will be earned by comparing the company's total shareholder return during a three-year period to the respective total shareholder returns of companies in a performance peer group. Based upon the company's ranking in the performance peer group, a recipient of PSU's may earn a total award ranging from 0% to 200% of the initial grant. Pursuant to the 2013 Omnibus Incentive Plan, certain officers, employees, managers, directors and other persons are eligible to receive grants of equity based awards, as permitted by applicable law.

On March 27, 2013, in connection with the IPO, the Company issued 2,310,000 "Founders Grants" options under the 2013 Omnibus Plan. The options vest in full at the end of three years. Additionally, 82,460 non-vested shares were issued which also vest in full at the end of three years. Pursuant to his employment agreement, on April 3, 2013, Robert J. Gamgort, the Chief Executive Officer, became entitled to 200,000 shares of common stock, subject to his continued service through April 3, 2014. On April 3, 2014, net of tax withholdings, 96,300 shares were issued to Mr. Gamgort. On August 1, 2013, an additional 66,042 non-vested shares and

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

155,575 options were issued to various employees. The non-vested shares vest in full at the end of four years while the options vest in full at the end of three years. On December 2, 2013, 30,626 options were issued that vest in full at the end of three years. On January 2, 2014, 9,135 non-vested shares and 30,447 options were issued. Both the non-vested shares and the options vest in full at the end of three years. On April 1, 2014, 243,446 PSU's, 811,540 options and 129,453 RSU's were issued that will vest in full at the end of three years. On June 10, 2014, 12,712 RSU's were issued that vest in full after one year. As a result of employee incentives resulting from the termination of the Hillshire merger agreement, on July 8, 2014, 180,000 RSU's were awarded to employees who did not previously participate in the Company's equity incentive plan, which vest in full on March 13, 2015. On October 1, 2014, 3,077 PSU's, 10,258 options and 4,318 RSU's were issued that will vest in full at the end of two and a half years.

The following table summarizes the equity option transactions under the 2013 Omnibus Incentive Plan:

		Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Life	Aggregate Intrinsic Value (000's)
Outstanding, December 29, 2013		2,330,491	$20.47	$4.82	9.27	15,782

	Granted	852,245	29.25	8.44
	Exercised
	Forfeitures	(164,680)	21.77	5.36
Outstanding, December 28, 2014		3,018,056	$22.88	$5.81	8.55	38,399

Expected to Vest, December 28, 2014		2,200,409	$22.88	$5.81	8.55	$27,992

None were exercisable as of December 28, 2014.

The Company currently uses the Black-Scholes pricing model as its method of valuation for equity option awards. The fair value of the options granted during the fiscal years ended December 28, 2014, December 29, 2013 and December 30, 2012 was estimated on the date of the grant with the following weighted average assumptions:

	Fiscal year ended
	December 28, 2014	December 29, 2013		December 30, 2012
Risk-free interest rate	2.18%	1.17%		0.34%
Expected time to option exercise	6.50 years	6.50 years		3.50 years
Expected volatility of Pinnacle Foods Inc. stock	37%	35%		40%
Expected dividend yield on Pinnacle Foods Inc. stock	2.88%	3.54%	*	2% - 4%

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

		Number of Shares	Weighted Average Fair Value at Grant Date	Aggregate Intrinsic Value (000's)
Outstanding, December 29, 2013		1,645,718	$20.34	$44,829

	Granted	335,618	30.29
	Forfeitures	(115,275)	22.99
	Vested	(1,391,686)	20.00
Outstanding, December 28, 2014		474,375	$27.33	$16,888

Expected to Vest, December 28, 2014		385,248	$27.72	$13,715

The following table summarizes the changes in Performance Share Units ("PSU's").

		Number of Instruments	Weighted Average Fair Value at Grant Date	Aggregate Intrinsic Value (000's)
Outstanding, December 29, 2013		—	$—	$—

	Granted	246,523	37.65
	Forfeitures	(7,376)	37.60
	Vested	—	—
Outstanding, December 28, 2014		239,147	$37.65	$8,514

Expected to Vest, December 28, 2014		172,944	$37.66	$6,517

The Company estimated the fair value of PSU's at the date of grant using a Monte Carlo simulation. The fair value of the PSU's granted during the fiscal year ended December 28, 2014, was estimated on the date of the grant with the following assumptions:

December 28, 2014
Risk-free interest rate	0.9%
Expected term	3.00 years
Expected volatility	35%
Expected dividend yield	2.8%

Other Comprehensive Earnings

The following table presents amounts reclassified out of Accumulated Other Comprehensive Loss ("AOCL") and into Net earnings for the fiscal years ended December 28, 2014 and December 29, 2013.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Gain/(Loss)	Amounts Reclassified from AOCL
	Fiscal year ended
Details about Accumulated Other Comprehensive Earnings Components	December 28, 2014	December 29, 2013		Reclassified from AOCL to:
Gains and losses on financial instrument contracts
Interest rate contracts	$(877)	(4,000)		Interest expense
Foreign exchange contracts	1,502	1,771		Cost of products sold
Total before tax	625	(2,229)
Tax (expense) benefit	(471)	608		Provision for income taxes
Deferred tax expense	—	(9,070)	(a)	Provision for income taxes
Net of tax	154	(10,691)

Pension actuarial assumption adjustments
Amortization of actuarial loss	(67)	(1,663)	(b)	Cost of products sold
Tax benefit	26	643		Provision for income taxes
Net of tax	(41)	(1,020)
Net reclassifications into net earnings	$113	(11,711)

(a) See Note 11 and Note 15 for additional details.
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

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings or loss for common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are calculated by dividing net earnings by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

	Fiscal year ended
	December 28, 2014	December 29, 2013	December 30, 2012
Weighted-average common shares	115,697,621	106,841,198	81,230,630
Effect of dilutive securities	1,187,601	1,777,542	5,263,916
Dilutive potential common shares	116,885,222	108,618,740	86,494,546

Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities. For the fiscal years ended December 28, 2014, December 29, 2013 and December 30, 2012, conversion of stock options, non-vested shares, RSU's and PSU's totaling 670,889, 186,201 and 102,558 respectively, into common share equivalents were excluded from this calculation as their effect would have been anti-dilutive.

6. Termination Fee Received, Net of Costs and Other Expense (Income), net

Termination Fee Received, Net of Costs, Associated With the Hillshire Merger Agreement

On May 12, 2014 the Company entered into a definitive merger agreement for the sale of the Company to The Hillshire Brands Company ("Hillshire"). Subsequently, Hillshire received an offer from Tyson Foods, Inc. ("Tyson") to acquire all of its outstanding common shares. On June 16, 2014, in light of the Tyson offer, Hillshire's board of directors withdrew its recommendation of the pending acquisition of the Company. Under the terms of the merger agreement, as a result of the change in recommendation, the Company had the right to terminate its merger agreement with Hillshire, which it did on June 30, 2014. As a result of the termination,

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

on July 2, 2014, the Company received a merger termination fee payment of $163.0 million from Tyson, on behalf of Hillshire. One-time fees and expenses associated with the merger agreement, comprising external advisors' fees and employee retention incentives, including equity awards, are expected to total approximately $20 million, of which $17.4 million have been incurred to date. The net impact on pre-tax earnings of $145.6 million is included on the various lines of the Consolidated Statement of Operations as follows: ($153.0) million in Termination Fee Received, Net of Costs, $2.9 million in Cost of products sold, $2.0 million in Marketing and selling expenses, $2.2 million in Administrative expenses and $0.3 million in Research and development expenses.

Other Expense (Income), net

	Fiscal year
	December 28, 2014	December 29, 2013	December 30, 2012
Other expense (income), net consists of:
Amortization of intangibles/other assets	$13,917	$15,875	$15,828
Wish-Bone acquisition costs (Note 3)	—	6,067	—
Garden Protein acquisition costs (Note 3)	3,121	—	—
Unrealized foreign exchange losses	655	—	—
Tradename impairment charges	—	—	520
Redemption premium on the early extinguishment of debt	—	34,180	14,255
Royalty income and other	(1,712)	(918)	(829)
Total other expense (income), net	$15,981	$55,204	$29,774

Unrealized foreign exchange losses. Represents foreign exchange losses from intra-entity loans resulting from the Garden Protein acquisition that are anticipated to be settled in the foreseeable future.

Tradename impairment charges. In fiscal 2012, the Company recorded a tradename impairment of $0.5 million on Bernstein's.

Redemption premium on the early extinguishment of debt. On May 10, 2013, as part of the 2013 Refinancing the Company redeemed all $400.0 million of its outstanding 8.25% Senior Notes at a redemption price of 108.5% of the aggregate principal amount at a premium of $34.2 million. On April 19, 2012, as part of the 2012 Refinancings the Company redeemed all $199.0 million of its outstanding 10.625% Senior Subordinated Notes at a redemption price of 105.313% of the aggregate principal amount. In addition, on June 5, 2012, the Company repurchased and retired $10.0 million of 9.25% Senior Notes at a price of 102.125% of the aggregate principal amount. On September 20, 2012, as part of the 2012 Refinancings the Company redeemed $150.0 million of its outstanding 9.25% Senior Subordinated Notes at a redemption price of 102.313% of the aggregate principal amount. For more information on debt refinancings see Note 9 to the Consolidated Financial Statements for Debt and Interest Expense.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

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

	December 28, 2014	December 29, 2013
Customers	$190,321	$160,704
Allowances for cash discounts, bad debts and returns	(6,801)	(5,849)
Subtotal	183,520	154,855
Other receivables	7,234	9,809
Total	$190,754	$164,664

Following are the changes in the allowance for cash discounts, bad debts, and returns:

	Beginning			Ending
	Balance	Revenue Reductions	Deductions	Balance
Fiscal 2014	$5,849	$96,491	$(95,539)	$6,801
Fiscal 2013	5,149	87,005	(86,305)	5,849
Fiscal 2012	5,440	90,598	(90,889)	5,149

Inventories. Inventories are as follows:

	December 28, 2014	December 29, 2013
Raw materials, containers and supplies	$60,828	$53,779
Finished product	295,639	308,093
Total	$356,467	$361,872

The Company has various purchase commitments for raw materials, containers, supplies and certain finished products incident to the ordinary course of business. Such commitments are not at prices in excess of current market.

Other Current Assets. Other Current Assets are as follows:

	December 28, 2014	December 29, 2013
Prepaid expenses and other	$8,139	$5,560
Prepaid income taxes	84	776
Assets held for sale	—	1,556
Total	$8,223	$7,892

Assets held for sale as of December 29, 2013 represents the Company's closed plant in Millsboro, DE, which was sold on September 15, 2014 for cash of $2.3 million.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Plant Assets. Plant assets are as follows:

	December 28, 2014	December 29, 2013
Land	$14,211	$14,061
Buildings	208,341	196,206
Machinery and equipment	641,818	576,156
Projects in progress (a)	91,175	33,950
Subtotal	955,545	820,373
Accumulated depreciation	(349,639)	(297,103)
Total	$605,906	$523,270

Depreciation was $66,710, $62,350 and $82,295 during the fiscal years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively. As of December 28, 2014 and December 29, 2013, Machinery and equipment included assets under capital lease with a book value of $18,127 and $19,168 (net of accumulated depreciation of $9,935 and $9,425), respectively.

(a) The significant increase in Projects in process as of December 28, 2014 as compared to December 29, 2013 primarily relates to the transition of Wish-Bone manufacturing into our St. Elmo, Illinois location, which is expected to be completed in the first half of 2015.

Accrued Liabilities. Accrued liabilities are as follows:

	December 28, 2014	December 29, 2013
Employee compensation and benefits	$52,404	$59,871
Interest payable	12,239	14,108
Consumer coupons	1,912	1,445
Accrued restructuring charges	668	1,938
Accrued financial instrument contracts (see note 11)	10,276	768
Other	28,989	21,625
Total	$106,488	$99,755
Other Long-Term Liabilities. Other long-term liabilities are as follows:

	December 28, 2014	December 29, 2013
Employee compensation and benefits	$9,506	$8,434
Long-term rent liability and deferred rent allowances	8,431	9,401
Liability for uncertain tax positions	2,064	727
Accrued financial instrument contracts (see note 11)	6,280	1,136
Other	8,024	4,862
Total	$34,305	$24,560

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

8. Goodwill, Tradenames and Other Assets
Goodwill
Goodwill by segment is as follows:

	Birds Eye Frozen	Duncan Hines Grocery	Specialty Foods	Total
Balance, December 30, 2012	$527,069	$740,465	$173,961	$1,441,495
Wish-Bone Addition (Note 3)	—	186,600	—	186,600
Balance, December 29, 2013	$527,069	$927,065	$173,961	$1,628,095
Gilster acquisition (Note 3)	—	9,550	—	9,550
Garden Protein acquisition (Note 3)	84,257	—	—	84,257
Foreign currency adjustment	(2,342)	$—	$—	(2,342)
Balance, December 28, 2014	$608,984	$936,615	$173,961	$1,719,560

The authoritative guidance for business combinations requires that all business combinations be accounted for at fair value under the acquisition method of accounting. The authoritative guidance for goodwill provides that goodwill will not be amortized, but will be tested for impairment on an annual basis or more often when events indicate. During 2014, we changed the measurement date of our annual goodwill and trade names impairment tests from the fourth quarter to the third quarter. The Company completed its annual testing in the third quarter of 2014, resulting in no impairment.

All of the Company's acquisitions are accounted for in accordance with the authoritative guidance for business combinations. The Wish-Bone, Gilster and Garden Protein acquisitions resulted in $186,600, $9,550 and $84,257 of goodwill being recorded in the fourth quarter of 2013, second quarter of 2014 and fourth quarter of 2014, respectively.

Tradenames

Tradenames by segment are as follows:

	Birds Eye	Duncan Hines	Specialty
	Frozen	Grocery	Foods	Total
Balance, December 30, 2012	$796,680	$771,312	$36,000	$1,603,992
Wish-Bone Addition (Note 3)	—	347,400	—	347,400
Balance, December 29, 2013	$796,680	$1,118,712	$36,000	$1,951,392
Garden Protein acquisition (Note 3)	51,950	—	—	51,950
Foreign currency adjustment	(1,468)	—	—	(1,468)
Balance, December 28, 2014	$847,162	$1,118,712	$36,000	$2,001,874

The authoritative guidance for indefinite-lived assets provides that indefinite-lived assets will not be amortized, but will be tested for impairment on an annual basis or more often when events indicate. The Company completed its annual testing in the third quarter of 2014, resulting in no impairment.

The allocation of the Wish-Bone Acquisition purchase price resulted in indefinite-lived tradename intangible assets of $347,400 as of December 29, 2013. The allocation of the Garden Protein acquisition purchase price resulted in indefinite-lived tradename intangible assets of $51,950 as of December 28, 2014.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Other Assets

	December 28, 2014
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$60,206	$(41,027)	$19,179
Customer relationships - Distributors	35	142,156	(40,616)	101,540
Customer relationships - Private Label	7	1,290	(43)	1,247
License	7	6,175	(4,563)	1,612
Total amortizable intangibles		$209,827	$(86,249)	$123,578
Debt acquisition costs		45,913	(25,244)	20,669
Financial instruments (see note 11)		6,420	—	6,420
Other (1)		7,229	—	7,229
Total other assets, net				$157,896
	Amortizable intangibles by segment
	Birds Eye Frozen			$67,525
	Duncan Hines Grocery			51,637
	Specialty Foods			4,416
				$123,578

	December 29, 2013
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$52,810	$(35,645)	$17,165
Customer relationships - Distributors	36	139,146	(34,518)	104,628
Customer relationships - Foodservice	7	36,143	(35,291)	852
Customer relationships - Private Label	7	9,214	(9,078)	136
License	7	6,175	(3,162)	3,013
Total amortizable intangibles		$243,488	$(117,694)	$125,794
Debt acquisition costs		46,638	(21,198)	25,440
Financial instruments (see note 11)		29,518	—	29,518
Other (1)		5,373	—	5,373
Total other assets, net				$186,125
	Amortizable intangibles by segment
	Birds Eye Frozen			$63,319
	Duncan Hines Grocery			58,090
	Specialty Foods			4,385
				$125,794

(1) As of December 28, 2014 and December 29, 2013, Other primarily consists of security deposits and supplemental savings plan investments.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Amortization of intangible assets was $13,917, $15,875 and $15,828 during the fiscal years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively. Estimated amortization expense for each of the next five years and thereafter is as follows: 2015 -$13,500 ; 2016 - $12,200; 2017 - $7,400; 2018 - $5,800; 2019 - $5,500 and thereafter - $79,200.

Debt Acquisition Costs
All debt acquisition costs, which relate to the senior secured credit facility and Senior Notes are amortized into interest expense over the life of the related debt using the effective interest method. On July 8, 2014, the Company paid $200.0 million of the Tranche G Term Loans with a combination of the Hillshire merger termination fee received and cash on hand. As part of this pay down, the Company wrote off debt acquisition costs of $983. As part of the 2013 Refinancing (defined in Note 9) and debt repayments including usage of the proceeds from the IPO, the Company expensed financing costs of $4,762 and wrote off deferred financing costs of $12,725. In addition, amortization of debt acquisition costs was $4,046, $4,395 and $8,585 during the fiscal years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively. The July 8, 2014, principal payment and the Refinancing are described in further detail in Note 9 to the Consolidated Financial Statements "Debt and Interest Expense".
The following summarizes debt acquisition cost activity:

	Gross Carrying Amount	Accumulated Amortization	Net
Balance, December 29, 2013	$46,638	$(21,198)	$25,440
2014 - Additions	258	—	258
- Amortization	—	(4,046)	(4,046)
- Write off	(983)	—	(983)
Balance, December 28, 2014	$45,913	$(25,244)	$20,669

9. Debt and Interest Expense

	December 28, 2014	December 29, 2013
Short-term borrowings
- Notes payable	$2,396	$2,437
Total short-term borrowings	$2,396	$2,437
Long-term debt
- Amended Credit Agreement - Tranche G Term Loans due 2020	1,409,625	1,621,850
- Amended Credit Agreement - Tranche H Term Loans due 2020	519,750	525,000
- 4.875% Senior Notes due 2021	350,000	350,000
- 3.0% Note payable to Gilster Mary Lee Corporation due 2018	12,497	—
- Unamortized discount on long term debt	(12,728)	(16,085)
- Capital lease obligations	18,756	19,982
	2,297,900	2,500,747
Less: current portion of long-term obligations	11,916	24,580
Total long-term debt	$2,285,984	$2,476,167

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Interest expense	Fiscal year
	December 28, 2014	December 29, 2013	December 30, 2012
Interest expense, third party	$87,765	$102,286	$158,557
Related party interest expense (Note 13)	1,602	1,880	3,330
Amortization of debt acquisition costs (Note 8)	4,046	4,395	8,585
Write-off of debt acquisition costs (Note 8)	983	12,725	8,091
Write-off of original issue discount	896	2,182	1,864
Financing costs (Note 8)	—	4,762	7,526
Amortization of deferred mark-to-market adjustment on terminated swaps (Note 11)	—	—	444
Interest rate swap losses (Note 11)	882	4,124	10,087
Total interest expense	$96,174	$132,354	$198,484

Amended Credit Agreement

On July 8, 2014, the Company paid $200.0 million of the Tranche G Term Loans (defined below) with a combination of the Hillshire merger termination fee received and cash on hand. As part of the pay down, the Company wrote off $0.9 million existing original issue discount and $1.0 million of debt acquisition costs.

As of September 28, 2014, Pinnacle Foods Finance achieved a total net leverage ratio of less than 4.25:1.0, and maintained a ratio lower than 4.25:1.0 at December 28, 2014, which resulted in a 25 basis point reduction on the interest rate on our Amended Credit Agreement (defined below). The lower rate took effect in the fourth quarter of 2014.

On April 3, 2013, the Company completed its IPO which is further described in Note 1. A portion of the proceeds was used to redeem the entire $465.0 million in aggregate principal amount of Pinnacle Foods Finance's 9.25% Senior Notes at a redemption price of 100.0%. This is explained in greater detail under the section titled, “Senior and Other Notes.” The remaining net proceeds, together with cash on hand, were used to repay $202.0 million of term loans under the then existing credit agreement.

On April 29, 2013, (the "2013 Refinancing"), Pinnacle Foods Finance, entered into the Second Amendment to the Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”), which provided for a seven year term loan facility in the amount of $1,630.0 million (the "Tranche G Term Loans"). Pursuant to the terms of the Second Amended and Restated Credit Agreement, the Company replaced its previous credit agreement (the “Existing Senior Secured Credit Agreement”) with a five year $150.0 million revolving credit facility. Additionally, Pinnacle Foods Finance issued 4.875% Senior Notes in the aggregate principal amount of $350.0 million (the "4.875% Senior Notes") due 2021.

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

In connection with the 2013 Refinancing, Pinnacle Foods Finance incurred deferred financing fees which are detailed in Note 8 to the Consolidated Financial Statements, “Goodwill, Tradenames and Other Assets”. Also, Pinnacle Foods Finance incurred $4,075 of original issue discount on the new Tranche G Term Loans, and wrote off $2,182 of existing original issue discount.

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

In addition to our 2013 Refinancing, the Company previously completed refinancings in April and September 2012 (collectively the "2012 Refinancing") which involved the Company entering into an amended and restated credit agreement and redemption of all of our outstanding 10.625% Senior Subordinated Notes. The terms of the amended and restated credit agreement from the 2012 Refinancing were superseded by the Second Amended and Restated Credit Agreement described earlier.

Pinnacle Foods Finance's borrowings under the Amended Credit Agreement, bear interest at a floating rate and are maintained as base rate loans or as eurocurrency rate loans. Base rate loans bear interest at the base rate plus the applicable base rate margin, as described in the Amended Credit Agreement. The base rate is defined as the highest of (i) the administrative agent's prime rate, (ii) the federal funds effective rate plus 1/2 of 1% and (iii) the eurocurrency rate that would be payable on such day for a eurocurrency rate loan with a one-month interest period plus 1%. Eurocurrency rate loans bear interest at the adjusted eurocurrency rate plus the applicable eurocurrency rate margin, as described in the Amended Credit Agreement. The eurocurrency rate is determined by reference to the British Bankers Association "BBA" LIBOR rate for the interest period relevant to such borrowing. With respect to Tranche G Term Loans and Tranche H Term Loans, the eurocurrency rate shall be no less than 0.75% per annum and the base rate shall be no less than 1.75%  per annum. The interest rate margin for Tranche G Term Loans and the Tranche H Term Loans under the Amended Credit Agreement is 1.25%, in the case of the base rate loans and 2.25%, in the case of Eurocurrency rate loans. As previously mentioned the margin is subject to a 25 basis point step down upon achievement by Pinnacle Foods Finance of a total net leverage ratio of less than 4.25:1.0 which was achieved as of September 28, 2014 and maintained as of December 28, 2014. In line with the Amended Credit the lower rate took effect in the fourth quarter of 2014.

The obligations under the Amended Credit Agreement are unconditionally and irrevocably guaranteed by Peak Finance Holdings LLC, any subsidiary of Peak Finance Holdings LLC that directly or indirectly owns 100% of the issued and outstanding equity interests of Pinnacle Foods Finance, subject to certain exceptions, each of Pinnacle Foods Finance’s direct or indirect material wholly-owned domestic subsidiaries (collectively, the “Guarantors”) and by the Company effective with the 2013 Refinancing. In addition, subject to certain exceptions and qualifications, borrowings under the Amended Credit Agreement are secured by first priority or equivalent security interests in (i) all the capital stock of, or other equity interests in, each direct or indirect domestic material subsidiary of Pinnacle Foods Finance and 65% of the capital stock of, or other equity interests in, each direct material "first tier" foreign subsidiary of Pinnacle Foods Finance and (ii) certain tangible and intangible assets of Pinnacle Foods Finance and those of the Guarantors (subject to certain exceptions and qualifications).
The total combined amount of the Amended Credit Agreement Loans that were owed to affiliates of Blackstone as of December 28, 2014 and December 29, 2013, was $47,315 and $63,796, respectively.

A commitment fee of 0.375% per annum based on current leverage ratios is applied to the unused portion of the revolving credit facility. There were no revolver borrowings outstanding as of December 28, 2014. There were revolver borrowings made during the fiscal years ending December 28, 2014 and December 30, 2012, and the weighted average interest rates on the revolving credit facility were 2.95% and 3.72%, respectively. There were no revolver borrowings made during fiscal 2013, however, interest rate on the revolving credit facility as of the fiscal year ended December 29, 2013 would have been 2.67% calculated on the Eurocurrency rate or 4.75% calculated on the base rate.
For the fiscal years ended December 28, 2014, December 29, 2013, December 30, 2012, the weighted average interest rate on the term loan components of the Senior Secured Credit Facility were 3.20%, 3.52% and 3.76%, respectively. As of December 28, 2014 and December 29, 2013 the Eurocurrency interest rate on the term loan facilities was 3.00% and 3.25%, respectively.
Pinnacle Foods Finance pays a fee for all outstanding letters of credit drawn against the revolving credit facility at an annual rate equivalent to the applicable eurocurrency rate margin then in effect under the revolving credit facility, plus the fronting fee payable in respect of the applicable letter of credit. The fronting fee is equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letter of credit. The fronting fees are computed on a quarterly basis in arrears. Total letters of credit issued under the revolving credit facility cannot exceed $50,000. As of December 28, 2014 and December 29, 2013, Pinnacle Foods Finance had utilized $32,162 and $32,923, respectively of the revolving credit facility for letters of credit. As of December 28, 2014 and December 29, 2013, respectively, there was $117,838 and $117,077 of borrowing capacity under the revolving credit facility, of which $17,838 and $17,077 was available to be used for letters of credit.
Under the terms of the Amended Credit Agreement, Pinnacle Foods Finance is required to use 50% of its “Excess Cash Flow” to prepay the term loans under the Amended Credit Agreement (which percentage will be reduced to 25% at a total net leverage ratio of between 4.50 and 5.49 and to 0% at a total net leverage ratio below 4.50). As of December 28, 2014, Pinnacle Foods Finance had a total net leverage ratio of 4.66 (pro forma adjusted for the Wish-Bone acquisition in compliance with the terms of the Amended Credit Agreement). Excess Cash Flow is defined as consolidated net income (as defined), as adjusted for certain items, including

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

(1) all non-cash charges and credits included in arriving at consolidated net income, (2) changes in working capital, (3) capital expenditures (to the extent they were not financed with debt), (4) the aggregate amount of principal payments on indebtedness and (5) certain other items defined in the Amended Credit Agreement. For the 2014 reporting year, Pinnacle Foods Finance determined that there are no amounts due under the Excess Cash Flow requirements of the Senior Secured Credit Facility.

The term loans under the Amended Credit Agreement amortize in quarterly installments of 0.25% of their aggregate funded total principal amount. As a result of the July 8, 2014 payment, there are no scheduled principal payments of the Tranche G Term Loans until April 2020, when the balance is due in full. The scheduled principal payments of the Tranche H Term Loans outstanding as of December 28, 2014 are $5.3 million in 2015, $5.3 million in 2016, $6.6 million in 2017, $3.9 million in 2018, $5.3 million in 2019 and $498.7 million thereafter.

Pursuant to the terms of the Amended Credit Agreement, Pinnacle Foods Finance is required to maintain a ratio of Net First Lien Secured Debt to Covenant Compliance EBITDA of no greater than 5.75 to 1.00. Net First Lien Secured Debt is defined as aggregate consolidated secured indebtedness, less the aggregate amount of all unrestricted cash and cash equivalents. In addition, under the Amended Credit Agreement and the indenture governing the Senior Notes, Pinnacle Foods Finance's ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Senior Secured Leverage Ratio (which is currently the same as the ratio of Net First Lien Secured Debt to Covenant Compliance EBITDA described above), in the case of the Amended Credit Agreement, or to the ratio of Covenant Compliance EBITDA to fixed charges for the most recently concluded four consecutive fiscal quarters, in the case of the Senior Notes. The Amended Credit Agreement also permits restricted payments up to an aggregate amount of (together with certain other amounts) the greater of $50 million and 2% of Pinnacle Foods Finance's consolidated total assets, so long as no default has occurred and is continuing and its pro forma Senior Secured Leverage Ratio would be no greater than 4.25 to 1.00. As of December 28, 2014 the Company is in compliance with all covenants and other obligations under the Amended Credit Agreement and the indenture governing the Senior Notes.
Senior and Other Notes

To partially fund the Gilster acquisition, on March 31, 2014 as described in Note 3, PFG LLC entered into a $14.9 million note payable to Gilster Mary Lee Corporation. The note has a four-year term with a maturity date of March 31, 2018 and bears interest at 3.0% per annum.

On April 3, 2013, the Company completed its IPO which is further described in Note 1. A portion of the proceeds was used to redeem the entire $465.0 million in aggregate principal amount of Pinnacle Foods Finance's 9.25% Senior Notes at a redemption price of 100.0%.

On April 29, 2013, as part of the 2013 Refinancing, Pinnacle Foods Finance, an indirect subsidiary of the Company, issued $350.0 million aggregate principal amount of 4.875% Senior Notes (the "4.875% Senior Notes") due 2021.

As a result of the 2013 Refinancing, Pinnacle Foods Finance used a portion of the proceeds from the Tranche G Term Loans and the 4.875% Senior Notes issuance to redeem the entire $400.0 million in aggregate principal amount of Pinnacle Foods Finance's 8.25% Senior Notes due 2017 at a redemption price of 108.5%.

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
(thousands, except share and per share amounts and where noted in millions)

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
The estimated fair value of the Company’s long-term debt, including the current portion, as of December 28, 2014, is as follows:

	December 28, 2014
Issue	Face Value	Fair Value
Amended Credit Agreement - Tranche G Term Loans	1,409,625	1,367,336
Amended Credit Agreement - Tranche H Term Loans	519,750	504,158
3.0% Note payable to Gilster Mary Lee Corporation due 2018	12,497	12,497
4.875% Senior Notes	350,000	346,500
	$2,291,872	$2,230,491

The estimated fair value of the Company’s long-term debt, including the current portion, as of December 29, 2013, is as follows:

	December 29, 2013
Issue	Face Value	Fair Value
Amended Credit Agreement - Tranche G Term Loans	$1,621,850	$1,619,823
Amended Credit Agreement - Tranche H Term Loans	525,000	524,344
4.875% Senior Notes	350,000	329,000
	$2,496,850	$2,473,167

The estimated fair values of the Company's long-term debt are classified as Level 2 in the fair value hierarchy. The fair value is based on the quoted market price for such notes and borrowing rates currently available to the Company for loans with similar terms and maturities.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

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
On December 31, 2013, the Pinnacle Foods Pension Plan merged into the Birds Eye Foods Pension Plan in order to achieve administrative, operational and cost efficiencies. The merged plan was renamed the Pinnacle Foods Group LLC Pension Plan (the "Plan"). The Plan is frozen for future benefit accruals. The Company also has two qualified 401(k) plans, two non-qualified supplemental savings plans and participates in a multi-employer defined benefit plan.

On October 27, 2014, The Society of Actuaries’ Retirement Plan Experience Committee adopted new mortality tables and recommends their use for the measurement of U.S. pension plan obligations. The Company used these tables when measuring the Plan obligations at year end 2014.

Pinnacle Foods Group LLC Pension Plan

The Plan covers eligible union employees and provides benefits generally based on years of service and employees’ compensation. The Plan is frozen for future benefits. The Plan is funded in conformity with the funding requirements of applicable government regulations. The Plan assets consist principally of cash equivalents, equity and fixed income common collective trusts. The Plan assets do not include any of the Company’s own equity or debt securities.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

The following table reconciles the changes in our benefit obligation:

	Fiscal year ended
	December 28, 2014	December 29, 2013	December 30, 2012
Change in Benefit Obligation
Net benefit obligation at beginning of the period	$251,557	$292,290	$266,717
Service cost	—	69	888
Interest cost	11,517	10,961	11,520
Actuarial loss (gain)	31,878	(33,919)	34,021
Gross benefits paid	(17,699)	(17,844)	(16,740)
Curtailment gain	—	—	(4,116)
Net benefit obligation at end of the period	277,253	251,557	292,290

Change in Plan Assets
Fair value of plan assets at beginning of the period	204,349	194,165	176,468
Employer contributions	7,793	8,278	12,514
Actual return on plan assets	23,684	19,750	21,923
Gross benefits paid	(17,699)	(17,844)	(16,740)
Fair value of plan assets at end of the period	218,127	204,349	194,165

Funded status at end of the year	$(59,126)	$(47,208)	$(98,125)

Amounts recognized in the Consolidated Balance Sheets
Accrued pension benefits	$(58,799)	$(46,861)	$(97,704)
Accrued pension benefits (part of accrued liabilities)	(327)	(347)	(421)
Net amount recognized at end of the period	$(59,126)	$(47,208)	$(98,125)

Amounts recognized in Accumulated Other Comprehensive Loss
Net loss	$49,779	$28,512	$70,238
Net amount recognized at end of the period	$49,779	$28,512	$70,238

Accumulated benefit obligation	277,253	251,557	292,291

Weighted average assumptions
Discount rate	3.85%	4.76%	3.88%
Expected return on plan assets	6.25%	6.50%	7.00%

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

The following represents the components of net periodic (benefit) cost:

Pension Benefits
	Fiscal year
	December 28, 2014	December 29, 2013	December 30, 2012
Service cost	$—	$69	$888
Interest cost	11,517	10,961	11,520
Expected return on assets	(13,150)	(13,386)	(13,037)
Amortization of prior service cost	—	—	42
Amortization of actuarial loss	76	1,413	2,412
Curtailment gain	—	—	303
Net periodic (benefit) cost	$(1,557)	$(943)	$2,128

Weighted average assumptions:
Discount rate	4.76%	3.88%	4.26%
Expected return on plan assets	6.50%	7.00%	7.16%
Rate of compensation increase (1)	N/A	N/A	1.78%

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

Plan Assets

The following table sets forth the weighted-average asset allocations of the Company's pension plans by asset category:

	December 28, 2014	December 29, 2013
Asset category
Equity securities	40%	44%
Debt securities	59%	55%
Cash	1%	1%
Total	100%	100%

The Plan's investments in equity or debt securities is based on a glide path strategy where the investment in debt securities increases as the Plan's funded status becomes smaller. Based on the current funded status, the policy is to invest approximately 41% of plan assets in equity securities and 59% in fixed income securities. Periodically, the plan assets are rebalanced to maintain these allocation percentages and the investment policy is reviewed. Within each investment category, assets are allocated to various investment styles. Professional managers manage all assets and a consultant is engaged to assist in evaluating these activities. The expected long-term rate of return on assets was determined by assessing the rates of return on each targeted asset class, return premiums generated by portfolio management and by comparison of rates utilized by other companies.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

The following table summarizes the Pinnacle Foods Group LLC Pension Plan's investments measured at fair value on a recurring basis:

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

Level 3:	Unobservable inputs that reflect the Company's assumptions. There are no Level 3 assets.

	Fair Value as of December 28, 2014	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Short-term investments:
Short-term Investment Fund	$1,652	$—	$1,652	$—
Equity Common/collective trusts:
Small/ Mid Capitalization Fund	11,574	—	11,574	—
Large Capitalization Equity Fund	49,149	—	49,149	—
International Fund	27,429	—	27,429	—
Fixed Income Common/collective trusts:
Fixed Income Fund	128,323	—	128,323	—
Total assets at fair value	$218,127	$—	$218,127	$—

	Fair Value as of December 29, 2013	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Short-term investments:
Short-term Investment Fund	$1,676	$—	$1,676	$—
Equity Common/collective trusts:
Small/ Mid Capitalization Fund	12,615	—	12,615	—
Large Capitalization Equity Fund	48,411	—	48,411	—
International Fund	29,921	—	29,921	—
Fixed Income Common/collective trusts:
Fixed Income Fund	111,726	—	111,726	—
Total assets at fair value	$204,349	$—	$204,349	$—

Cash Flows
Contributions. The Company made contributions to the Plan totaling $7.8 million in fiscal 2014, $8.3 million in fiscal 2013 and $12.5 million in fiscal 2012. In fiscal 2015, the Company expects to make contributions of approximately $3.0 million.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Estimated Future Benefit Payments for all Plans
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Benefit Payment ($)
2014	15,628
2015	14,676
2016	15,564
2017	14,949
2018	15,275
2019-2023	77,761

Savings Plans

Employees participate in 401(k) plans. Pinnacle matches 50% of employee contributions up to five percent of compensation for union employees after one year of continuous service and six percent of compensation for salaried employees and it is our current intent to continue the match at these levels. Employer contributions made by the Company relating to this plan were $5,106 for fiscal 2014, $4,593 for fiscal 2013 and $4,228 for fiscal 2012.

In addition, the Company sponsors two non-qualified 401(k) Plans. One is the Birds Eye Foods non-qualified 401 (k) plan which was closed to new contributions on April 1, 2010. The second plan is the Pinnacle Foods Supplemental Savings Plan which was approved by the Compensation Committee of the Board of Directors on September 11, 2012 to become effective in 2013 and was adopted for the purpose of allowing all Company employees, regardless of compensation level, the opportunity to receive the same 3% match on total compensation (base salary plus bonus).

Multi-employer Plan

Pinnacle contributes to the United Food and Commercial Workers International Union Industry Pension Fund (EIN 51-6055922) (the "UFCW Plan") under the terms of the collective-bargaining agreement with its Fort Madison employees.

For the fiscal years ended December 28, 2014, December 29, 2013 and December 30, 2012 contributions to the UFCW Plan were $768, $753 and $744, respectively. The contributions to this plan are paid monthly based upon the number of employees. They represent less than 5% of the total contributions received by this plan during the most recent plan year.

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
(thousands, except share and per share amounts and where noted in millions)

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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the fiscal years ended December 28, 2014, December 29, 2013 and December 30, 2012 such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

The second quarter 2013 IPO (Note 1) and 2013 Refinancing (Note 9) resulted in significant changes to the Company's debt profile. For the two $650 million interest rate swaps in place at the time that were scheduled to mature April 2014, it became probable that the associated original forecasted transactions would not occur. As such, the Company discontinued hedge accounting and accelerated the reclassification of amounts in Accumulated other comprehensive loss ("AOCL") to earnings as a result of the hedged forecasted transactions becoming probable not to occur. In the second quarter 2013, these accelerated amounts resulted in a $2.8 million charge to interest expense ($1.7 million, net of tax benefits) and a $9.1 million non-cash charge to the provision for income tax expenses related to the release of deferred tax charges recorded in Other comprehensive income (see Note 15 for additional details). Prospective changes in the fair value of these derivatives no longer designated in hedging relationships were recorded directly in earnings prior to their maturity in April 2014. As of December 28, 2014, all of the Company's interest rate swaps have been designated as cash flow hedges.
As of December 28, 2014, the Company had the following interest rate swaps that were designated as cash flow hedges of interest rate risk:

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Product	Number of Instruments	Current Notional Amount Hedged	Fixed Rate Range	Index	Trade Dates	Maturity Dates
Interest Rate Swaps	15	$1,497,450	0.84% - 2.97%	USD-LIBOR-BBA	Apr 2013 - Oct 2013	Apr 2015 - Apr 2020

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCL in the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in AOCL related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $2,298 will be reclassified as an increase to Interest expense.

Cash Flow Hedges of Foreign Exchange Risk
The Company’s operations in Canada expose the Company to changes in the U.S. Dollar – Canadian Dollar ("USD-CAD") foreign exchange rate. From time to time, the Company’s Canadian subsidiary purchases inventory denominated in U.S. Dollars ("USD"), a currency other than its functional currency. The subsidiary sells that inventory in Canadian dollars ("CAD"). The subsidiary uses currency forward and collar agreements to manage its exposure to fluctuations in the USD-CAD exchange rate. Currency forward agreements involve fixing the USD-CAD exchange rate for delivery of a specified amount of foreign currency on a specified date. Currency collar agreements involve the sale of Canadian Dollar ("CAD") currency in exchange for receiving USD if exchange rates rise above an agreed upon rate and purchase of USD currency in exchange for paying CAD currency if exchange rates fall below an agreed upon rate at specified dates.
As of December 28, 2014, the Company had the following foreign currency exchange contracts (in aggregate) that were designated as cash flow hedges of foreign exchange risk:

Product	Number of Instruments	Notional Sold in Aggregate in ("CAD")	Notional Purchased in Aggregate in ("USD")	USD to CAD Exchange Rates	Trade Date	Maturity Dates
Canadian $ contracts	12	$24,000	$21,854	1.093 - 1.102	Aug 2014	Jan 2015 - Dec 2015

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
Non-designated Hedges of Commodity Risk
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to commodity price risk but do not meet the authoritative guidance for hedge accounting. From time to time, the Company enters into commodity forward contracts to fix the price of diesel fuel, natural gas, soybean oil purchases and other commodities at a future delivery date. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in Cost of products sold in the Consolidated Statements of Operations.

As of December 28, 2014, the Company had the following derivative instruments that were not designated in qualifying hedging relationships:

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Commodity Contracts	Number of Instruments	Notional Purchased in Aggregate	Price/Index	Trade Dates	Maturity Dates
Diesel Fuel Contracts	5	12,581,067 Gallons	$3.67 - $3.80 per Gallon	September 2014 - November 2014	January 2015 - December 2016
Natural Gas Contracts	3	1,164,923 MMBTU's	$3.68 - $4.40 per MMBTU	June 2014 - December 2014	January 2015 - December 2015
Soybean Oil Contracts	1	57,532,559 Pounds	$0.35 per Pound	December 2014	April 2015 - December 2016

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Balance Sheets as of December 28, 2014 and December 29, 2013.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value as of December 28, 2014	Balance Sheet Location	Fair Value as of December 28, 2014
Derivatives designated as hedging instruments
Interest Rate Contracts	Other assets, net	$6,420	Accrued liabilities	$1,280
			Other long-term liabilities	3,263
Foreign Exchange Contracts	Other current assets	1,294
Total derivatives designated as hedging instruments		$7,714		$4,543
Derivatives not designated as hedging instruments
Commodity Contracts			Accrued liabilities	8,995
			Other long-term liabilities	3,016
Total derivatives not designated as hedging instruments		$—		$12,011

	Balance Sheet Location	Fair Value as of December 29, 2013	Balance Sheet Location	Fair Value as of December 29, 2013
Derivatives designated as hedging instruments
Interest Rate Contracts	Other assets, net	$29,518	Accrued liabilities	$70
			Other long-term liabilities	$1,136
Foreign Exchange Contracts	Other current assets	$307
Total derivatives designated as hedging instruments		$29,825		$1,206
Derivatives not designated as hedging instruments
Interest Rate Contracts			Accrued liabilities	$698
Commodity Contracts	Other current assets	$543
Total derivatives not designated as hedging instruments		$543		$698

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

The Company has elected not to offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of December 28, 2014 and December 29, 2013 would be adjusted as detailed in the following table:

	December 28, 2014			December 29, 2013
Derivative Instrument	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$7,714	(5,039)	$2,675	$30,368	(1,493)	$28,875

Total liability derivatives	$16,554	(5,039)	$11,515	$1,903	(1,493)	$410

The table below presents the effect of the Company’s derivative financial instruments in the Consolidated Statements of Operations and AOCL for the fiscal years ended December 28, 2014 and December 29, 2013.

Tabular Disclosure of the Effect of Derivative Instruments

Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	Recognized in AOCL on Derivative (Effective Portion)	Effective portion reclassified from AOCL to:	Reclassified from AOCL into Earnings (Effective Portion)		Ineffective portion recognized in Earnings in:	Recognized in Earnings on Derivative (Ineffective Portion)

Interest Rate Contracts	$(27,313)	Interest expense	$(877)		Interest expense	$—
Foreign Exchange Contracts	2,472	Cost of products sold	1,502		Cost of products sold	17
Fiscal year ended December 28, 2014	$(24,841)		$625			$17

Interest Rate Contracts	$27,817	Interest expense	$(4,000)	(a)	Interest expense	$8
Foreign Exchange Contracts	1,443	Cost of products sold	1,771		Cost of products sold	(3)
Fiscal year ended December 29, 2013	$29,260		$(2,229)			$5

Interest Rate Contracts	$(7,028)	Interest expense	$(10,290)		Interest expense	$(241)
Foreign Exchange Contracts	(289)	Cost of products sold	(4)		Cost of products sold	(8)
Fiscal year ended December 30, 2012	$(7,317)		$(10,294)			$(249)

Derivatives Not Designated as Hedging Instruments		Recognized in Earnings in:	Recognized in Earnings on Derivative
Commodity Contracts		Cost of products sold	$(12,928)
Interest Rate Contracts		Interest expense	(5)
Fiscal year ended December 28, 2014			$(12,933)

Commodity Contracts		Cost of products sold	$667
Interest Rate Contracts		Interest expense	$(132)
Fiscal year ended December 29, 2013			$535

Commodity Contracts		Cost of products sold	$(97)
Fiscal year ended December 30, 2012			$(97)

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

(a) Includes $2.8 million of accelerated reclassifications out of AOCL.

Credit risk-related contingent features
The Company has agreements with certain counterparties that contain a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of December 28, 2014, the Company has not posted any collateral related to these agreements. If the Company had breached this provision at December 28, 2014, it could have been required to settle its obligations under the agreements at their termination value, which differs from the recorded fair value. The table below summarizes the aggregate fair values of those derivatives that contain credit risk-related contingent features as of December 28, 2014 and December 29, 2013.
December 28, 2014

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$550	$667	$(90)	$1,307
	Foreign Exchange Contracts	1,294	—	—	1,294
	Commodity Contracts	(6,300)	—	—	(6,300)
Bank of America	Interest Rate Contracts	1,578	627	—	2,205
Credit Suisse	Interest Rate Contracts	322	58	(90)	470
Macquarie	Interest Rate Contracts	(2,262)	80	(77)	(2,105)
	Commodity Contracts	(5,711)	—	—	(5,711)
Total		$(10,529)	$1,432	$(257)	$(8,840)

December 29, 2013

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$12,303	$(12)	$(155)	$12,446
	Commodity Contracts	543	—	—	543
Bank of America	Interest Rate Contracts	12,930	(124)	—	12,806
Credit Suisse	Interest Rate Contracts	2,634	62	(75)	2,771
	Foreign Exchange Contracts	300	6	—	306
Macquarie	Interest Rate Contracts	$(506)	$93	$(3)	$(410)
Total		$28,204	$25	$(233)	$28,462

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Product Recall

On January 27, 2012, the Company issued a voluntary product recall for certain Aunt Jemima frozen pancakes due to potential cross contamination. The net cost of retrieving and destroying the product covered by the product recall for the fiscal year ended December 30, 2012 was $2.1 million.

In order to mitigate the adverse impact of the product recall on the Aunt Jemima brand business continuity, trade promotions and other consumer marketing expenditures were increased in 2012 above normal ongoing levels (market rehabilitation expenses). In August 2013, the Company collected an insurance recovery of $3.2 million related to these market rehabilitation expenses, of which $2.3 million was recorded as a reduction of trade promotions (a component of Net Sales) and $0.9 million as a reduction to Marketing and selling expenses in the fiscal year ended December 29, 2013. The Birds Eye Frozen segment recorded $2.7 million of the recovery while $0.5 million was recorded in the Duncan Hines Grocery segment related to the Aunt Jemima business in Canada.

Minimum Contractual Payments

As of December 28, 2014, the Company had entered into non-cancellable lease and purchase contracts, with terms in excess of one year, requiring the following minimum payments:

Description	2015	2016	2017	2018	2019	Thereafter
Operating leases	$12,241	$11,517	$11,300	$10,687	$8,644	$19,453
Capital leases	4,302	5,984	1,892	1,940	914	9,092
Purchase Commitments (1)	651,380	17,072	6,528	1,960	1,716	3,600

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

Rent expense under our operating leases was $14,097, $12,952 and $13,861 during the fiscal years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively.

13. Related Party Transactions

At the closing of its acquisition by Blackstone, the Company entered into an advisory agreement with an affiliate of Blackstone pursuant to which such entity or its affiliates provided certain strategic and structuring advice and assistance to the Company. In addition, under this agreement, affiliates of Blackstone provided certain monitoring, advisory and consulting services to the Company for an aggregate annual management fee equal to the greater of $2,500 or 1.0% of Covenant Compliance EBITDA (as defined in the Senior Secured Credit Agreement). Affiliates of Blackstone also receive reimbursement for out-of-pocket expenses. Expenses relating to the management fee were $0, $1,148 and $4,650 in the fiscal years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively. Management fee expenses were recorded in administrative expenses in the Consolidated Statements of Operations. The Company reimbursed Blackstone for out-of-pocket expenses totaling $492 in the fiscal year ended December 28, 2014. There were no out-of-pocket expenses reimbursed to Blackstone in the fiscal years ended December 29, 2013 and December 30, 2012.

Expenses relating to advisory services provided by affiliates of Blackstone resulting from the Hillshire transaction were $3,778 in the fiscal year ended December 28, 2014. This transaction is explained in greater detail in Note 6 to the Consolidated Financial Statements.

On April 3, 2013, the advisory agreement was terminated in accordance with its terms for a fee paid of $15,100. In addition, prepaid expenses for related party management fees of $3,345 that were recorded to Other current assets were expensed in the second quarter of 2013.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

In connection with our April 2013 IPO, Blackstone acted as an underwriter and received fees and commissions of approximately $2.0 million. In December, 2013, in connection with the secondary offering, the Company engaged Blackstone to provide certain financial consulting services, for which they received approximately $750.
Customer Purchases
Performance Food Group Company, which is controlled by affiliates of Blackstone, is a foodservice supplier that purchases products from the Company. Sales to Performance Food Group Company were $4,591, $4,111 and $5,672 in the fiscal years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively. As of December 28, 2014 and December 29, 2013 amounts due from Performance Food Group Company were $230 and $57, respectively, and were recorded in Accounts receivable, net of allowances in the Consolidated Balance Sheets.
Interest Expense
For the fiscal years ended December 28, 2014, December 29, 2013 and December 30, 2012, fees and interest expense recognized in the Consolidated Statements of Operations for debt owed to affiliates of Blackstone Advisors L.P. totaled $1,602, $1,880 and $3,330, respectively. As of December 28, 2014 and December 29, 2013, debt owed to related parties was $47,315 and $63,796, respectively and was recorded on the Long-term debt in the Consolidated Balance Sheets. As of December 28, 2014 and December 29, 2013, interest accrued on debt to related parties was $196 and $319, respectively and was recorded in Accrued liabilities in the Consolidated Balance Sheets.

14. Segments

The Company is a leading manufacturer, marketer and distributor of high quality, branded food products in North America. The Company manages the business in three operating segments: Birds Eye Frozen, Duncan Hines Grocery and Specialty Foods.
The Birds Eye Frozen segment manages its Leadership Brands in the United States retail frozen vegetables (Birds Eye), frozen complete bagged meals (Birds Eye Voila!), and frozen seafood (Van de Kamp's and Mrs. Paul's) categories, plant based protein frozen products (gardein), as well as its Foundation Brands in the frozen and refrigerated bagels (Lender's), frozen pizza for one (Celeste), full-calorie single-serve frozen dinners and entrées (Hungry-Man), and frozen breakfast (Aunt Jemima) categories.
The Duncan Hines Grocery segment manages its Leadership Brands in the baking mixes and frostings (Duncan Hines), shelf-stable pickles (Vlasic), liquid and dry-mix salad dressings (Wish-Bone and Western) and table syrups (Mrs. Butterworth's and Log Cabin) categories, and its Foundation Brands in the canned meat (Armour, Nalley and Brooks), pie and pastry fillings (Duncan Hines Comstock and Wilderness), barbecue sauces (Open Pit) and salad dressing (Bernstein's) categories as well as all Canadian operations.
The Company refers to the sum of the Birds Eye Frozen segment and the Duncan Hines Grocery segment as the North America Retail businesses.
The Specialty Foods segment consists of snack products (Tim's Cascade and Snyder of Berlin), foodservice and private label businesses.
Segment performance is evaluated by the Company’s Chief Operating Decision Maker and is based on earnings before interest and taxes. Transfers between segments and geographic areas are recorded at cost plus markup or at market. Identifiable assets are those assets, including goodwill, which are identified with the operations in each segment or geographic region. Corporate assets consist of prepaid and deferred tax assets. Unallocated corporate expenses consist of corporate overhead such as executive management, finance and legal functions, IPO and refinancing related charges. Unallocated corporate income in 2014 includes the termination fee received, net of costs, associated with the Hillshire merger agreement.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

	Fiscal year
SEGMENT INFORMATION	December 28, 2014	December 29, 2013	December 30, 2012
	52 weeks	52 weeks	53 weeks
Net sales
Birds Eye Frozen	$1,115,232	$1,096,897	$1,103,093
Duncan Hines Grocery	1,131,380	1,004,990	978,615
Specialty Foods	344,571	361,915	396,777
Total	$2,591,183	$2,463,802	$2,478,485
Earnings before interest and taxes
Birds Eye Frozen	$182,376	$198,634	$178,184
Duncan Hines Grocery	184,087	144,428	120,746
Specialty Foods	30,890	29,959	23,503
Unallocated corporate income (expenses)	114,918	(79,984)	(38,839)
Total	$512,271	$293,037	$283,594
Depreciation and amortization
Birds Eye Frozen	$40,390	$38,409	$38,667
Duncan Hines Grocery	26,289	22,755	41,400
Specialty Foods	13,948	17,061	18,056
Total	$80,627	$78,225	$98,123
Capital expenditures (1)
Birds Eye Frozen	$29,579	$40,516	$41,885
Duncan Hines Grocery	65,325	34,003	25,729
Specialty Foods	9,351	11,566	12,213
Total	$104,255	$86,085	$79,827

NET SALES BY PRODUCT TYPE
Net sales
Frozen	$1,278,147	$1,266,217	$1,286,599
Meals and Meal Enhancers	876,670	746,429	731,109
Desserts	331,766	346,856	357,639
Snacks	104,600	104,300	103,138
Total	$2,591,183	$2,463,802	$2,478,485

GEOGRAPHIC INFORMATION
Net sales
United States	$2,563,730	$2,439,888	$2,454,737
Canada	82,722	83,551	84,708
Intercompany	(55,269)	(59,637)	(60,960)
Total	$2,591,183	$2,463,802	$2,478,485

 (1) Includes new capital leases.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

SEGMENT INFORMATION	December 28, 2014	December 29, 2013	December 30, 2012
Total assets
Birds Eye Frozen	$2,123,902	$2,004,250	$1,978,668
Duncan Hines Grocery	2,612,311	2,577,093	1,965,002
Specialty Foods	343,177	358,198	356,722
Corporate	121,555	141,650	99,596
Total	$5,200,945	$5,081,191	$4,399,988
GEOGRAPHIC INFORMATION
Long-lived assets
United States	$592,541	$523,250	$493,640
Canada	13,365	20	26
Total	$605,906	$523,270	$493,666

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

15. Provision for Income Taxes

The components of the provision for income taxes are as follows:

Provision for income taxes	Fiscal year ended
	December 28, 2014	December 29, 2013	December 30, 2012
Current
Federal	$—	$117	$(635)
State	7,886	2,967	1,940
Non-U.S.	377	539	467
	8,263	3,623	1,772
Deferred
Federal	147,929	65,554	28,433
State	11,680	2,151	2,520
Non-U.S.	(72)	147	(24)
	159,537	67,852	30,929

Provision for income taxes	$167,800	$71,475	$32,701

Earnings (loss) before income taxes
United States	415,149	$158,190	$83,677
Non-U.S.	1,069	2,634	1,543
Total	$416,218	$160,824	$85,220

The effective tax rate differs from the federal statutory income tax rate as explained below:

Effective Income Tax Rate
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	3.1%	2.1%	3.4%
Tax effect resulting from international activities	0.0%	(0.2)%	0.4%
Non-deductible expenses	0.2%	0.5%	0.5%
Equity-based compensation	2.0%	0.6%	0.3%
Uncertain tax positions	0.0%	1.3%	(1.5)%
Swap De-designation (Note 12)	0.0%	5.0%	0.0%
Other	0.0%	0.1%	0.3%
Effective income tax rate	40.3%	44.4%	38.4%

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Deferred Tax Assets and Liabilities
	December 28, 2014	December 29, 2013
Accrued liabilities	$14,120	$13,597
Inventories	8,328	12,630
Benefits and compensation	22,276	23,436
Assets held for sale	—	1,976
Net operating loss carryforwards	165,045	287,441
Federal & state tax credits	4,041	3,912
Postretirement benefits	21,966	17,847
Alternative minimum tax	1,924	1,901
Other	4,225	2,512
Subtotal	241,925	365,252
Valuation allowance	(1,706)	(2,847)
Total net deferred tax assets	240,219	362,405

Other intangible assets	(731,240)	(708,409)
Partnership interest	(8,887)	(8,904)
Plant assets	(94,147)	(89,901)
Unremitted earnings	(3,672)	(3,442)
Hedges	(1,050)	(11,064)
Other	(836)	(815)
Total deferred tax liabilities	(839,832)	(822,535)
Net deferred tax liability	$(599,613)	$(460,130)

Amounts recognized in the Consolidated Balance Sheets
Current net deferred tax assets	121,788	$141,142
Long-term net deferred tax liability	(721,401)	(601,272)
Net deferred tax liability	$(599,613)	$(460,130)

Income taxes are accounted for in accordance with the authoritative guidance for accounting for income taxes under which deferred tax assets and liabilities are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

During the fiscal year ended December 28, 2014, federal and state legislation was enacted which resulted in benefits of $0.5 million and $1.1 million, respectively, to the provision for income taxes. The Company’s fiscal 2014 earnings include $145.6 million of pre-tax earnings from the terminated Hillshire merger agreement (Note 6). Utilization of Net Operating Loss carryovers (NOL’s) reduced our taxes currently payable on the net termination fee to approximately $3.0 million. The Company also recognized approximately $23.7 million of non-deductible, equity-based compensation expense during the year, primarily associated with the Liquidity event (Note 5). During the fiscal year ended December 29, 2013, the Company refinanced all of its outstanding debt (Note 9) and the Company discontinued hedge accounting for interest rate swaps in effect at that time (Note 11). Effective with the swap termination, deferred tax expense of $9.1 million, which was recorded in Accumulated Other Comprehensive Loss through the swap termination date, was reclassified as a non-cash deferred tax expense in the provision for income taxes through the consolidated statement of operations. For the fiscal year ended December 30, 2012, the Company recorded a $0.7 million charge to the state income tax provision reflecting a change in the effective tax rate as a result of changes to our manufacturing footprint and state legislative changes enacted during the respective fiscal years.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

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

The Company recognizes investment tax credits under the flow through method. The Provision for income taxes line of the Consolidated Statements of Operations includes net benefits of $0.0 million for each of fiscal years ended December 28, 2014, and December 29, 2013 and a net benefit of $1.3 million for December 30, 2012.

The Company is a loss corporation as defined by Internal Revenue Code Section 382. Section 382 places an annual limitation on our ability to utilize our Net Operating Loss carryovers (NOLs) and other attributes to reduce future taxable income. As a result of a secondary offering of our shares on September 12, 2014 (Note 1), an ownership change occurred as defined under IRC Section 382. This ownership change placed an annual limitation of approximately $94.0 million on approximately $230.8 million of our federal NOL carryovers which previously were not subject to an annual limitation. The annual limitation which applies to our federal NOLs before the ownership change is approximately $17.0 million to $23.0 million. The Company does not anticipate that the new limitation will impact the realization of the NOL carryovers. Each of the NOL limitations is subject to adjustment for certain built in gain recognition items (as defined in IRC Section 382), subject to other rules and restrictions. As of December 28, 2014, we have federal NOLs of $673.3 million, of which $237.2 million of the carryovers exceed the estimated available Section 382 limitation. The Company has reduced its deferred tax assets for this limitation. Of the remaining $436.1 million of NOLs, all are subject to the various Section 382 limitations which will limit the amount of NOLs that can be utilized in any given year.

The Company's federal NOLs have expiration periods from 2018 through 2031. The Company also has state tax NOLs that are limited and vary in amount by jurisdiction. State net operating losses are approximately $369.5 million with expiration periods beginning in 2015 through 2033. State tax credits total $2.3 million which could expire on or before 2029. The Company's foreign net operating losses of $0.5 million expire on or before December 2021.

As of December 28, 2014 our valuation allowance for state NOLs, federal and state credits is $1.8 million and the foreign valuation allowance is $0.5 million.

Following are the changes in the deferred tax valuation allowance, before federal benefit:

	Beginning				Ending
	Balance	Additions	Acquisitions	Deductions	Balance
Fiscal year ended December 28, 2014	$3,952	$—	$—	$(1,664)	$2,288
Fiscal year ended December 29, 2013	13,354	—	—	(9,402)	3,952
Fiscal year ended December 30, 2012	14,202	474	—	(1,322)	13,354

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

A reconciliation of the beginning and ending amount of gross unrecognized tax positions is as follows:

	Fiscal year ended
	December 28, 2014	December 29, 2013	December 30, 2012
Gross unrecognized tax positions at beginning of year	$6,905	$8,507	$9,764
Increase for tax positions related to prior periods	1,300	—	199
Decrease for tax positions related to prior periods	—	—	(509)
Increase for tax positions related to the current period	204	2,569	679
Decrease related to settlement with tax authorities	—	(4,122)	(1,580)
Reductions due to lapse of applicable statutes of limitations	(167)	(49)	(46)
Gross unrecognized tax positions at end of year	$8,242	$6,905	$8,507

The Company's liability for unrecognized tax positions as of December 28, 2014 was $8,242, reflecting a net increase of $1,337. A net benefit of $22 was recognized in the provision for income taxes resulting primarily from an increase in uncertainties related to current year state matters, offset by the expiration of statutes of limitations. The amount that, if recognized, would impact the effective tax rate as of December 28, 2014 was $2,919. The increase in unrecognized tax positions principally relates to our acquisition activities which we will continue to evaluate during the measurement period. We do anticipate subsequent adjustments, if any, not to be material to our financial statements.

From time to time, various taxing authorities may audit the Company's tax returns. It is reasonably possible that a decrease in the uncertain tax positions of approximately $92 may occur within the next twelve months due to the lapse of certain statutes of limitations or resolution of uncertainties.

The Company recorded a net benefit for interest and penalties associated with uncertain tax positions of $36, $165 and $157, to the provision for income taxes for the fiscal years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively. The Company's liability includes accrued interest and penalties of $122 and $161 as of December 28, 2014 and December 29, 2013, respectively.

The Company files income tax returns with the U.S. federal government and various state and international jurisdictions. With few exceptions, the Company's calendar year 1999 and subsequent federal and state tax years remain open by statute, principally relating to NOLs. With limited exception for certain states, Federal and state tax years for pre-acquisition periods (2009 and earlier) of Birds Eye Foods Inc. are either closed by statute or by completed tax examinations. As a matter of course, from time to time various taxing authorities may audit the Company's tax returns and the ultimate resolution of such audits could result in adjustments to amounts recognized by the Company.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

16. Quarterly Results (Unaudited)

Summarized quarterly financial data is presented below

	Quarter Ended
	March 2014	June 2014	September 2014	December 2014	Fiscal 2014
	13 weeks	13 weeks	13 weeks	13 weeks	52 weeks
Net sales	$644,039	$617,800	$624,011	$705,333	$2,591,183
Cost of products sold	477,378	455,583	460,109	516,915	1,909,985
Gross profit	166,661	162,217	163,902	188,418	681,198

Net earnings	40,748	35,584	135,957	36,129	248,418
Net earnings per share (1)
Basic	$0.35	$0.31	$1.17	$0.31	$2.15
Weighted average shares outstanding-basic	115,592	115,690	115,728	115,780	115,698
Diluted	$0.35	$0.30	$1.16	$0.31	$2.13
Weighted average shares outstanding-diluted	116,687	116,901	117,004	116,950	116,885
Dividends declared	$0.21	$0.21	$0.235	$0.235	$0.89
Market price - high	$29.56	$35.67	$34.21	$35.85	$35.85
Market price - low	$26.09	$28.64	$30.03	$31.34	$26.09

	Quarter Ended
	March 2013	June 2013	September 2013	December 2013	Fiscal 2013
	13 weeks	13 weeks	13 weeks	13 weeks	52 weeks
Net sales	$612,981	$569,044	$572,455	$709,322	$2,463,802
Cost of products sold	458,140	424,616	415,052	511,745	1,809,553
Gross profit	154,841	144,428	157,403	197,577	654,249

Net earnings (loss)	24,796	(31,839)	40,685	55,707	89,349

Net earnings per share (1)
Basic	$0.31	$(0.28)	$0.35	$0.48	$0.84
Weighted average shares outstanding-basic	81,264	114,909	115,590	115,601	106,841
Diluted	$0.29	$(0.28)	$0.35	$0.48	$0.82
Weighted average shares outstanding-diluted	86,268	114,909	116,348	116,540	108,619
Dividends declared	$—	$0.18	$0.18	$0.21	$0.57
Market price (2) - high	$22.82	$26.48	$28.52	$28.81	$28.81
Market price (2) - low	$22.15	$22.36	$23.90	$25.00	$22.15

(1) The sum of the individual per share amounts may not add due to rounding.
(2) Our common stock began trading on the New York Stock Exchange ("NYSE") on March 28, 2013.

Net earnings during fiscal 2014 and fiscal 2013 were affected by the following charges (credits):

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

	Quarter Ended
	March 2014	June 2014	September 2014	December 2014	Fiscal 2014
	13 weeks	13 weeks	13 weeks	13 weeks	52 weeks
Cost of products sold
Stock compensation expense (a)				2,644	2,644
Termination of Hillshire merger fee agreement related costs (b)			1,452	1,438	2,890
Garden Protein acquisition costs (c)				636	636
Marketing and selling expenses
Stock compensation expense (a)				3,317	3,317
Termination of Hillshire merger fee agreement related costs (b)			975	988	1,963
Administrative expenses
Stock compensation expense (a)				17,676	17,676
Termination of Hillshire merger fee agreement related costs (b)			1,121	1,108	2,229
Research and development expenses
Stock compensation expense (a)				94	94
Termination of Hillshire merger fee agreement related costs (b)			165	162	327
Termination of Hillshire merger fee agreement, net of costs (b)		2,085	(155,073)	6	(152,982)
Other expense (income), net
Garden Protein acquisition costs (c)				3,776	3,776

	Quarter Ended
	March 2013	June 2013	September 2013	December 2013	Fiscal 2013
	13 weeks	13 weeks	13 weeks	13 weeks	52 weeks
Cost of products sold
Wish-Bone acquisition costs (c)	$—	$—	$—	$6,450	$6,450

Administrative expenses
Wish-Bone acquisition costs (d)	—	—	—	1,265	1,265
Termination of management advisory agreement (Note 14)	—	18,445	—	—	18,445

Other expense (income), net
Wish-Bone acquisition costs (d)	—	—	—	6,067	6,067
Redemption premium on the early extinguishment of debt (see Note 6)	—	34,180	—	—	34,180

Interest expense
Debt refinancing (see Note 10)	—	19,669	—	—	19,669
De-designation of interest rate swap hedge accounting (see Note 12)	—	2,783	—	—	2,783

Provision for income taxes
De-designation of interest rate swap hedge accounting (see Note 12)	—	9,070	—	—	9,070

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

(a)
The Company recorded approximately $23.7 million of equity-based compensation expense resulting from the Liquidity event. This is explained in greater detail in Note 5 to the Consolidated Financial Statements and is primarily recorded in Administration expense.

(b)
The Company recorded a merger termination fee payment, net of costs incurred related to the terminated merger agreement for the sale of the Company to The Hillshire Brands Company ("Hillshire"). This is explained in greater detail in Note 6 to the Consolidated Financial Statements.

(c)
Garden Protein acquisition costs include $0.6 million of charges recorded in Cost of products sold, primarily resulting from the step-up of inventories acquired and sold during 2014, $3.1 million of transaction costs recorded in Other expense (income), net and $0.7 million of foreign exchange losses from intra-entity loans resulting from the Garden Protein acquisition that are anticipated to be settled in the foreseeable future recorded in Other expense (income), net.

(d)
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
The following condensed consolidating financial information presents:

(1)	(a) Condensed consolidating balance sheets as of December 28, 2014 and December 29, 2013.
(b) The related condensed consolidating statements of operations and comprehensive earnings for the Company, Pinnacle Foods Finance, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Fiscal year ended December 28, 2014;
ii. Fiscal year ended December 29, 2013; and
iii. Fiscal year ended December 30, 2012.

(c) The related condensed consolidating statements of cash flows for the Company, Pinnacle Foods Finance, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Fiscal year ended December 28, 2014;
ii. Fiscal year ended December 29, 2013; and
iii. Fiscal year ended December 30, 2012.

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Balance Sheet December 28, 2014

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$—	$32,942	$5,535	$—	$38,477
Accounts receivable, net	—	—	176,822	13,932	—	190,754
Intercompany accounts receivable	89,361	—	575,842	—	(665,203)	—
Inventories, net	—	—	344,589	11,878	—	356,467
Other current assets	—	1,294	6,756	173	—	8,223
Deferred tax assets	—	1,015	120,488	285	—	121,788
Total current assets	89,361	2,309	1,257,439	31,803	(665,203)	715,709
Plant assets, net	—	—	592,541	13,365	—	605,906
Investment in subsidiaries	1,652,475	2,188,789	75,740	—	(3,917,004)	—
Intercompany note receivable	—	2,086,775	7,270	9,800	(2,103,845)	—
Tradenames	—	—	1,951,392	50,482	—	2,001,874
Other assets, net	—	26,757	119,336	11,803	—	157,896
Deferred tax assets	—	307,584	—	—	(307,584)	—
Goodwill	—	—	1,638,946	80,614	—	1,719,560
Total assets	$1,741,836	$4,612,214	$5,642,664	$197,867	$(6,993,636)	$5,200,945
Current liabilities:
Short-term borrowings	$—	$—	$2,396	$—	$—	$2,396
Current portion of long-term obligations	—	5,250	6,746	(80)	—	11,916
Accounts payable	—	—	194,671	3,908	—	198,579
Intercompany accounts payable	—	664,675	—	528	(665,203)	—
Accrued trade marketing expense	—	—	33,039	3,171	—	36,210
Accrued liabilities	—	22,137	73,911	10,440	—	106,488
Dividends payable	27,847	—	—	—	—	27,847
Total current liabilities	27,847	692,062	310,763	17,967	(665,203)	383,436
Long-term debt	—	2,261,397	24,142	445	—	2,285,984
Intercompany note payable	—	—	2,005,593	98,252	(2,103,845)	—
Pension and other postretirement benefits	—	—	61,830	—	—	61,830
Other long-term liabilities	—	6,280	24,368	3,657	—	34,305
Deferred tax liabilities	—	—	1,027,179	1,806	(307,584)	721,401
Total liabilities	27,847	2,959,739	3,453,875	122,127	(3,076,632)	3,486,956
Commitments and contingencies (Note 12)
Shareholder’s equity:
Pinnacle Common Stock	$1,173	$—	$—	$—	$—	1,173
Additional paid-in-capital	1,363,129	1,364,302	1,285,084	67,181	(2,716,567)	1,363,129
Retained earnings	419,531	325,907	942,185	10,977	(1,279,069)	419,531
Accumulated other comprehensive loss	(37,734)	(37,734)	(38,480)	(2,418)	78,632	(37,734)
Capital stock in treasury	(32,110)	—	—	—	—	(32,110)
Total shareholders' equity	1,713,989	1,652,475	2,188,789	75,740	(3,917,004)	1,713,989
Total liabilities and shareholders' equity	$1,741,836	$4,612,214	$5,642,664	$197,867	$(6,993,636)	$5,200,945

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings (Loss) For the fiscal year ended December 28, 2014

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$2,563,730	$82,722	$(55,269)	$2,591,183
Cost of products sold	—	—	1,894,503	69,655	(54,173)	1,909,985
Gross profit	—	—	669,227	13,067	(1,096)	681,198
Operating expenses
Marketing and selling expenses	—	—	171,267	6,105	—	177,372
Administrative expenses	—	742	112,180	4,353	—	117,275
Research and development expenses	—	—	11,209	72	—	11,281
Intercompany royalties	—	—	—	37	(37)	—
Intercompany technical service fees	—	—	—	1,059	(1,059)	—
Termination fee received, net of costs, associated with the Hillshire merger agreement	(152,982)	—	—	—	—	(152,982)
Other expense (income), net	—	2,620	13,177	184	—	15,981
Equity in (earnings) loss of investees	(154,793)	(173,467)	(473)	—	328,733	—
Total operating expenses	(307,775)	(170,105)	307,360	11,810	327,637	168,927
Earnings (loss) before interest and taxes	307,775	170,105	361,867	1,257	(328,733)	512,271
Intercompany interest (income) expense	—	(66,993)	66,486	507	—	—
Interest expense	—	94,144	1,999	31	—	96,174
Interest income	—	—	62	59	—	121
Earnings (loss) before income taxes	307,775	142,954	293,444	778	(328,733)	416,218
Provision (benefit) for income taxes	59,357	(11,839)	119,977	305	—	167,800
Net earnings (loss)	$248,418	$154,793	$173,467	$473	$(328,733)	$248,418

Total comprehensive earnings (loss)	$218,181	$124,556	$159,409	$(390)	$(283,575)	$218,181

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings (Loss) For the fiscal year ended December 29, 2013

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$2,439,888	$83,551	$(59,637)	$2,463,802
Cost of products sold	—	636	1,797,345	70,167	(58,595)	1,809,553
Gross profit	—	(636)	642,543	13,384	(1,042)	654,249
Operating expenses
Marketing and selling expenses	—	1,399	168,092	6,211	—	175,702
Administrative expenses	—	18,114	98,020	3,656	—	119,790
Research and development expenses	—	109	10,407	—	—	10,516
Intercompany royalties	—	—	—	47	(47)	—
Intercompany technical service fees	—	—	—	995	(995)	—
Other expense (income), net	—	34,180	21,024	—	—	55,204
Equity in (earnings) loss of investees	(89,349)	(159,930)	(1,662)	—	250,941	—
Total operating expenses	(89,349)	(106,128)	295,881	10,909	249,899	361,212
Earnings before interest and taxes	89,349	105,492	346,662	2,475	(250,941)	293,037
Intercompany interest (income) expense	—	(68,983)	68,850	133	—	—
Interest expense	—	130,386	1,939	29	—	132,354
Interest income	—	—	105	36	—	141
Earnings before income taxes	89,349	44,089	275,978	2,349	(250,941)	160,824
Provision (benefit) for income taxes	—	(45,260)	116,048	687	—	71,475
Net earnings	$89,349	$89,349	$159,930	$1,662	$(250,941)	$89,349

Total comprehensive earnings	$143,405	$143,405	$185,544	$1,379	$(330,328)	$143,405

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings (Loss) For the fiscal year ended December 30, 2012

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$2,454,737	$84,708	$(60,960)	$2,478,485
Cost of products sold	—	120	1,880,692	73,090	(59,966)	1,893,936
Gross profit	—	(120)	574,045	11,618	(994)	584,549
Operating expenses
Marketing and selling expenses	—	342	163,567	5,827	—	169,736
Administrative expenses	—	3,415	82,643	3,356	—	89,414
Research and development expenses	—	25	12,006	—	—	12,031
Intercompany royalties	—	—	—	77	(77)	—
Intercompany technical service fees	—	—	—	917	(917)	—
Goodwill impairment charge	—	—	—	—	—	—
Other expense (income), net	—	14,255	15,519	—	—	29,774
Equity in (earnings) loss of investees	(52,519)	(124,967)	(831)	—	178,317	—
Total operating expenses	(52,519)	(106,930)	272,904	10,177	177,323	300,955
Earnings (loss) before interest and taxes	52,519	106,810	301,141	1,441	(178,317)	283,594
Intercompany interest (income) expense	—	(95,285)	95,162	123	—	—
Interest expense	—	196,240	2,200	44	—	198,484
Interest income	—	—	110	—	—	110
Earnings (loss) before income taxes	52,519	5,855	203,889	1,274	(178,317)	85,220
Provision (benefit) for income taxes	—	(46,664)	78,922	443	—	32,701
Net earnings (loss)	$52,519	$52,519	$124,967	$831	$(178,317)	$52,519

Total comprehensive earnings (loss)	$43,402	$43,402	$113,923	$787	$(158,112)	$43,402

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Cash Flows For the fiscal year ended December 28, 2014
	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$149,982	$(65,834)	$472,484	$(5,922)	$—	$550,710
Cash flows from investing activities
Intercompany accounts receivable/payable	(14,599)	—	(333,136)	—	347,735	—
Repayments of intercompany loans	—	119,814	—		(119,814)	—
Payments for business acquisition	—	—	(169,373)	—	—	(169,373)
Investment in subsidiary	—	(169,373)	—	—	169,373	—
Capital expenditures (1)	—	—	(102,967)	—	—	(102,967)
Sale of plant assets	—	—	2,328	—	—	2,328
Net cash (used in) provided by investing activities	(14,599)	(49,559)	(603,148)	—	397,294	(270,012)
Cash flows from financing activities
Proceeds from issuance of common stock	489	—	—	—	—	489
Excess tax benefits on stock-based compensation	905	—	—	—	—	905
Taxes paid related to net share settlement of equity awards	(3,061)	—	—	—	—	(3,061)
Dividends paid	(101,606)	—	—	—	—	(101,606)
Proceeds from notes offering	—	—	—	—	—	—
Proceeds from bank term loans	—	—	—	—	—	—
Repayments of long-term obligations	—	(217,392)	(2,575)	—	—	(219,967)
Repurchase of notes	—	—	—	—	—	—
Proceeds from short-term borrowing	—	—	4,757	—	—	4,757
Repayments of short-term borrowing	—	—	(4,799)	—	—	(4,799)
Borrowings under revolving credit facility	—	65,000	—	—	—	65,000
Repayments of revolving credit facility	—	(65,000)	—	—	—	(65,000)
Intercompany accounts receivable/payable	—	333,043	14,692		(347,735)	—
Parent investment	—	—	169,373		(169,373)	—
Repayments of intercompany loans	—	—	(119,814)	—	119,814	—
Repayment of capital lease obligations	—	—	(2,373)	—	—	(2,373)
Purchase of stock for treasury	(32,110)	—	—	—	—	(32,110)
Debt acquisition costs	—	(258)	—	—	—	(258)
Net cash (used in) provided by financing activities	(135,383)	115,393	59,261	—	(397,294)	(358,023)
Effect of exchange rate changes on cash	—	—	—	(937)	—	(937)
Net change in cash and cash equivalents	—	—	(71,403)	(6,859)	—	(78,262)
Cash and cash equivalents - beginning of period	—	—	104,345	12,394	—	116,739
Cash and cash equivalents - end of period	$—	$—	$32,942	$5,535	$—	$38,477

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Cash Flows For the fiscal year ended December 29, 2013

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$(26,559)	$285,767	$3,034	$—	$262,242
Cash flows from investing activities
Intercompany accounts receivable/payable	—	(452,268)	—	—	452,268	—
Repayments of intercompany loans	—	59,827	—		(59,827)	—
Payments for business acquisition	—	—	(575,164)	—	—	(575,164)
Investment in subsidiary	(582,957)	—	—	—	582,957	—
Capital expenditures	—	—	(84,055)	—	—	(84,055)
Sale of plant assets held for sale	—	—	6,853	—	—	6,853
Net cash (used in) provided by investing activities	(582,957)	(392,441)	(652,366)	—	975,398	(652,366)
Cash flows from financing activities
Proceeds from issuance of common stock	624,621	—	332	—	—	624,953
Dividends paid	(41,664)	—	—	—	—	(41,664)
Proceeds from notes offering	—	350,000	—	—	—	350,000
Proceeds from bank term loans	—	2,142,394	—	—	—	2,142,394
Repayments of long-term obligations	—	(1,733,838)	(2,308)	—	—	(1,736,146)
Repurchase of notes	—	(899,180)	—	—	—	(899,180)
Proceeds from short-term borrowing	—	—	5,078	—	—	5,078
Repayments of short-term borrowing	—	—	(4,779)	—	—	(4,779)
Borrowings under revolving credit facility	—	—	—	—	—	—
Proceeds from revolving credit facility	—	—	—	—	—	—
Intercompany accounts receivable/payable	—	—	452,268		(452,268)	—
Parent investment	—	582,957	—	—	(582,957)	—
Repayments of intercompany loans	—	—	(59,827)	—	59,827	—
Repayment of capital lease obligations	—	—	(2,943)	—	—	(2,943)
Debt acquisition costs	—	(23,142)	—	—	—	(23,142)
Parent reduction in investment in subsidiary	191	(191)	—	—	—	—
Repurchases of equity	(191)	—	—	—	—	(191)
Net cash (used in) provided by financing activities	582,957	419,000	387,821	—	(975,398)	414,380
Effect of exchange rate changes on cash	—	—	—	202	—	202
Net change in cash and cash equivalents	—	—	21,222	3,236	—	24,458
Cash and cash equivalents - beginning of period	—	—	83,123	9,158	—	92,281
Cash and cash equivalents - end of period	$—	$—	$104,345	$12,394	$—	$116,739

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Cash Flows For the fiscal year ended December 30, 2012
	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$(87,051)	$281,501	$8,403	$—	$202,853
Cash flows from investing activities
Intercompany accounts receivable/payable	—	100,590	—	—	(100,590)	—
Repayments of intercompany loans	—	167,492	—		(167,492)	—
Capital expenditures	—	—	(78,279)	—	—	(78,279)
Sale of plant assets held for sale	—	—	570	—	—	570
Net cash (used in) provided by investing activities	—	268,082	(77,709)	—	(268,082)	(77,709)
Cash flows from financing activities
Proceeds from bank term loans	—	842,625	—	—	—	842,625
Repayments of long-term obligations	—	(632,025)	—	—	—	(632,025)
Repurchase of notes	—	(373,255)	—	—	—	(373,255)
Proceeds from short-term borrowing	—	—	4,294	—	—	4,294
Repayments of short-term borrowing	—	—	(3,863)	—	—	(3,863)
Borrowings under revolving credit facility	—	40,000	—	—	—	40,000
Repayments of revolving credit facility	—	(40,000)	—	—	—	(40,000)
Intercompany accounts receivable/payable	—	—	(100,590)		100,590	—
Repayments of intercompany loans	—	—	(167,492)	—	167,492	—
Repayment of capital lease obligations	—	—	(3,511)	—	—	(3,511)
Parent reduction in investment in subsidiary	878	(878)	—	—	—	—
Repurchases of equity	(878)	—	—	—	—	(878)
Debt acquisition costs	—	(17,498)	—	—	—	(17,498)
Other financing	—	—	—	—	—	—
Net cash (used in) provided by financing activities	—	(181,031)	(271,162)	—	268,082	(184,111)
Effect of exchange rate changes on cash	—	—	—	217	—	217
Net change in cash and cash equivalents	—	—	(67,370)	8,620	—	(58,750)
Cash and cash equivalents - beginning of period	—	—	150,493	538	—	151,031
Cash and cash equivalents - end of period	$—	$—	$83,123	$9,158	$—	$92,281

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 28, 2014. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective at a level of reasonable assurance.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 28, 2014. In making this assessment, management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes that, as of December 28, 2014, the Company's internal control over financial reporting is effective based on those criteria.

We have excluded Garden Protein International Inc. from the assessment of internal control over financial reporting as of December 28, 2014 because it was acquired by the Company in a purchase business combination during 2014. Gardein's Total assets and Net sales represented 3.2% and 0.3%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended December 28, 2014.

/s/ Robert J. Gamgort
Robert J. Gamgort
Chief Executive Officer

/s/ Craig Steeneck
Craig Steeneck
Executive Vice President and Chief Financial Officer

(c) Attestation Report of the Registered Public Accounting Firm.

The effectiveness of the Company's internal control over financial reporting as of December 28, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(d) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 28, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Iran Threat Reduction and Syria Human Rights Act of 2012

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to The Blackstone Group L.P.by Travelport Limited and Travelport Worldwide Limited, which may be considered our affiliates.

Annual Meeting Date

The Board of Directors of the Company has fixed the date of the 2015 Annual Meeting of Stockholders for June 11, 2015.

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

Financial Statement Schedules: Schedule I - Condensed Financial Statements (Parent Company)

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference from Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Pinnacle Foods Inc.		8-K	3.1	4/3/13
3.2	Amended and Restated Bylaws of Pinnacle Foods Inc.		8-K	3.2	4/3/13
4.1	Form of Stock Certificate for Common Stock		S-1/A	4.1	3/7/13
4.2	Registration Rights Agreement dated April 3, 2013 among Pinnacle Foods Inc. and certain of its shareholders		8-K	4.1	4/3/13
4.3	Stockholders Agreement dated April 3, 2013 among Pinnacle Foods Inc. and the other parties thereto		8-K	4.2	4/3/13
4.4	Senior Notes Indenture dated as of April 29, 2013 among Pinnacle Foods Finance LLC and Pinnacle Foods Finance Corp., the Guarantors listed therein and Wilmington Trust Company, as Trustee		8-K	4.1	4/30/13
4.5	Registration Rights Agreement dated April 29, 2013 among Pinnacle Foods Finance LLC, Pinnacle Foods Finance Corp., the Guarantors listed therein and Barclays Capital Inc.		8-K	4.2	4/30/13
10.1	Second Amended and Restated Credit Agreement dated April 29, 2013 among Pinnacle Foods Finance LLC, Peak Finance Holdings, LLC, Barclays Banks PLC and the Other Lenders Party thereto		8-K	10.1	4/30/13
10.2	First Amendment to Second Amended and Restated Credit Agreement dated October 1, 2013 among Pinnacle Foods Finance LLC, Peak Finance Holdings LLC, the Guarantors Party thereto, Barclays Bank Plc and the Other Lenders Party thereto		8-K	10.1	10/1/13
10.3	Second Amendment to Amended and Restated Credit Agreement dated April 29, 2013 among Pinnacle Foods Finance LLC, Peak Finance Holdings LLC, the Guarantors Party hereto, Barclays Bank Plc, Bank of America, NA and the Other Lenders Party thereto		8-K	10.2	4/30/13
10.4	Guaranty, dated as of April 2, 2007, among Peak Finance Holdings LLC, certain Subsidiaries of Pinnacle Foods Finance LLC and Holdings identified therein and Lehman Commercial Paper Inc. (filed under Pinnacle Foods Finance LLC)		S-4	4.10	12/21/07
10.5	Intellectual Property Security Agreement, dated as of April 2, 2007, among Peak Finance LLC (to be merged with and into Pinnacle Foods Finance LLC) as Borrower, Peak Finance Holdings, LLC as Holdings, certain Subsidiaries of Borrower and Holdings identified therein and Lehman Commercial Paper Inc. (filed under Pinnacle Foods Finance LLC)		S-4	4.11	12/21/07
10.6	Parent Guaranty, dated as of April 29, 2013, between Pinnacle Foods Inc. and Barclays Bank PLC		S-1	10.7	11/26/13
10.7	Parent Security Agreement dated as of April 29, 2013, between Pinnacle Foods Inc. and Barclays Bank PLC		S-1	10.8	11/26/13
10.8	Asset Purchase Agreement dated August 11, 2013 between Conopco, Inc. and Pinnacle Foods, Inc.		8-K	2.1	8/12/13
10.9	Modification of the Pinnacle Foods Inc. (formerly Crunch Holding Corp.) 2007 Stock Incentive Plan Form of Nonqualified Stock Option Agreement (filed under Pinnacle Foods Finance LLC)		10-K	10.42	3/5/13
10.10	Pinnacle Foods Inc. 2013 Omnibus Incentive Plan		8-K	10.3	4/3/13

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference from Form	Exhibit	Filing Date
10.11	Form of Restricted Stock Agreement under 2013 Omnibus Incentive Plan		10-Q	10.7	5/15/13
10.12	Form of Restricted Stock Agreement (Conversion Replacement Award)		S-1/A	10.45	3/7/13
10.13	Form of Nonqualified Stock Option Agreement under 2013 Omnibus Incentive Plan		S-1/A	10.46	3/7/13
10.14
Tax Sharing Agreement, dated as of November 25, 2003 and amended as of December 23, 2009 and March 25, 2011, by and among Pinnacle Foods Inc. (formerly Crunch Holding Corp.), Pinnacle Foods Holding Corporation, Pinnacle Foods Corporation, Pinnacle Foods Management Corporation, Pinnacle Foods Brands Corporation, PF Sales (N. Central Region) Corp., PF Sales, LLC, PF Distribution, LLC, PF Standards Corporation, Pinnacle Foods International Corp., Peak Finance Holdings LLC, Pinnacle Foods Finance Corp., Pinnacle Foods Finance LLC, Pinnacle Foods Fort Madison, LLC and Pinnacle Foods Group LLC, BEMSA Holding, Inc., Birds Eye Foods, Inc., Birds Eye Holdings, Inc., Birds Eye Group, Inc., GLK Holdings, Inc., Kennedy Endeavors, Incorporated, Rochester Holdco LLC, and Seasonal Employers, Inc. (filed under Pinnacle Foods Finance LLC)
			10-Q	10.10	5/11/11
10.15	Trademark License Agreement by and between The Dial Corporation and Conagra, Inc., dated July 1, 1995 (filed under Pinnacle Foods Group Inc.)		10-K	10.33	12/25/05
10.16	Swanson Trademark License Agreement (U.S.) by and between CSC Brands, Inc. and Vlasic International Brands Inc., dated as of March 24, 1998 (filed under Pinnacle Foods Group Inc.)		S-4	10.27	8/20/04
10.17	Swanson Trademark License Agreement (Non-U.S.) by and between Campbell Soup Company and Vlasic International Brands Inc., dated as of March 26, 1998 (filed under Pinnacle Foods Group Inc.)		S-4	10.28	8/20/04
10.18	Trademark License Agreement, dated as of July 9, 1996, by and between The Quaker Oats Company, The Quaker Oats Company of Canada Limited and Van de Kamp’s Inc. (filed under Pinnacle Foods Finance LLC)		S-4	10.21	12/21/07
10.19	Trademark License Agreement, dated August 19, 2002, by and between Voila Bakeries, Inc. and Agrilink Food Foods, Inc.		10-Q	10.1	5/9/12
10.20	Technology Sharing Agreement by and between Campbell Soup Company and Vlasic Foods International Inc., dated as of March 26, 1998 (filed under Pinnacle Foods Group Inc.)		S-4	10.29	8/20/04
10.21*	Pinnacle Foods Inc. (formerly Crunch Holding Corp.) 2007 Stock Incentive Plan, effective as of August 8, 2007 (filed under Pinnacle Foods Finance LLC)		S-4	10.19	12/21/07
10.22*	Pinnacle Foods Inc. (formerly Crunch Holding Corp.) 2007 Stock Incentive Plan Form of Nonqualified Stock Option Agreement (filed under Pinnacle Foods Finance LLC)		S-4	10.20	12/21/07
10.23*	Modification of the Pinnacle Foods Inc. (formerly Crunch Holding Corp.) 2007 Stock Incentive Plan Form of Nonqualified Stock Option Agreement (filed under Pinnacle Foods Finance LLC)		10-K	10.27	3/3/09
10.24*	Employment Agreement, dated April 2, 2007 (Craig Steeneck) (filed under Pinnacle Foods Finance LLC)		S-4	10.4	12/21/07
10.25*	Employment offer letter dated May 25, 2001 (M. Kelley Maggs) (filed under Pinnacle Foods Finance LLC)		10-K	10.31	3/3/09
10.26*	Employment Agreement, dated July 13, 2009 (Robert J. Gamgort) (filed under Pinnacle Foods Finance LLC)		10-Q	10.33	8/12/09
10.27*	Amendment to Employment Agreement (Robert J. Gamgort) (filed under Pinnacle Foods Finance LLC)		10-K	10.44	3/10/11
10.28*	Amendment to Employment (Robert J. Gamgort)		10-K	10.29	3/6/14
10.29*	Employment offer letter dated June 3, 2010 (Mark L. Schiller) (filed under Pinnacle Foods Finance LLC)		10-Q	10.41	8/9/10

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference from Form	Exhibit	Filing Date
10.30	Lease, dated May 23, 2001, between Brandywine Operating Partnership, L.P. and Pinnacle Foods Corporation (Cherry Hill, New Jersey) (filed under Pinnacle Foods Group Inc.)		S-4	10.25	8/20/04
10.31	Lease, dated August 10, 2001, between 485 Properties, LLC and Pinnacle Foods Corporation (Mountain Lakes, New Jersey); Amendment No. 1, dated November 23, 2001; Amendment No. 2, dated October 16, 2003 (filed under Pinnacle Foods Group Inc.)		S-4	10.26	8/20/04
10.32	Amendment to Lease Agreement, dated February 10, 2007 (filed under Pinnacle Foods Group Inc.)		8-K	10.1	2/15/07
10.33	Lease, dated April 15, 2010, between Woodcrest Road Associates, L.P. and Pinnacle Foods Group LLC (Cherry Hill, New Jersey) (filed under Pinnacle Foods Finance LLC)		10-Q	10.40	8/9/10
10.34	Lease, dated December 14, 2010 between Jeffroad Green, LLC and Pinnacle Foods Group LLC (Parsippany, New Jersey) (filed under Pinnacle Foods Finance LLC)		10-Q	10.45	5/11/11
10.35*	Terms of Employment letter dated February 7, 2011 (Antonio F. Fernandez) (filed under Pinnacle Foods Finance LLC)		10-K	10.43	3/10/11
10.36*	Modification of the Pinnacle Foods Inc. (formerly Crunch Holding Corp.) 2007 Stock Incentive Plan Form of Nonqualified Stock Option Agreement (filed under Pinnacle Foods Finance LLC)		10-K	10.42	3/5/13
10.37*	Form of Nonqualified Stock Option Agreement under 2013 Omnibus Incentive Plan		10-Q	10.2	11/13/13
10.38*	Form of Restricted Stock Agreement under 2013 Omnibus Incentive Plan		10-Q	10.1	11/13/13
10.39	Form of Restricted Sock Award Agreement (Directors)		10-K	10.40	3/6/14
12.1	Computation of Ratios of Earnings to Fixed Charges	X
21.1	List of Subsidiaries	X
23.1	Consent of Deloitte & Touche LLP	X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer	X
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2**	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
99.1	Section 13(r) Disclosure	X
101.1***
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
		X

*Identifies exhibits that consist of a management contract or compensatory plan or arrangement.
**This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.
***In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act except as expressly set forth by specific reference in such filing.

PARENT COMPANY INFORMATION
PINNACLE FOODS INC
SCHEDULE I - CONDENSED FINANCIAL STATEMENTS
(thousands of dollars)

STATEMENTS OF OPERATIONS

	Fiscal year ended
	December 28, 2014	December 29, 2013	December 30, 2012
Termination fee received, net of costs, associated with the Hillshire merger agreement	$152,982	$—	$—
Equity in earnings of investees	154,793	89,349	52,519
Earnings before interest and taxes	307,775	89,349	52,519
Provision for income taxes	59,357	—	—
Net earnings	$248,418	$89,349	$52,519
Comprehensive earnings	$218,181	$143,405	$43,402

BALANCE SHEETS

	December 28, 2014	December 29, 2013
Current Assets:
Due from subsidiaries	89,361	25,119
Total current assets	89,361	25,119
Non current assets:
Investment in subsidiaries	1,652,475	1,598,041
Total assets	$1,741,836	$1,623,160

Current liabilities:
Dividends payable	27,847	25,119
Total liabilities	$27,847	$25,119

Commitment and contingencies:
Shareholders' equity	1,713,989	1,598,041
Total liabilities and shareholders’s equity	$1,741,836	$1,623,160

STATEMENTS OF CASH FLOWS

	Fiscal year ended
	December 28, 2014	December 29, 2013	December 30, 2012
Cash flows from operating activities
Net earnings	$248,418	$89,349	$52,519
Non-cash credits to net earnings
Deferred taxes	56,357
Equity in (earnings) of investees	(154,793)	(89,349)	(52,519)
Net cash provided by operating activities	149,982	—	—

Cash flows from investing activities
Reduction (increase) in investment in subsidiaries	(14,599)	(583,098)	878
Net cash (used) provided by investing activities	(14,599)	(583,098)	878

Cash flows from financing activities
Equity contributions	489	624,953	—
Dividends paid	(101,606)	(41,664)
Excess tax benefits on stock-based compensation	905
Taxes paid related to net share settlement of equity awards	(3,061)
Purchase of stock for treasury	(32,110)
Repurchase of equity	—	(191)	(878)
Net cash provided (used) by financing activities	(135,383)	583,098	(878)

Cash and cash equivalents - beginning of period	—	—	—
Cash and cash equivalents - end of period	$—	$—	$—

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, in the City of Parsippany, New Jersey, on February 24, 2015 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FOODS INC.

By:	/s/ Craig Steeneck
Name:	Craig Steeneck
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	February 24, 2015

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert J. Gamgort	Chief Executive Officer and Director	February 24, 2015
By: Robert J. Gamgort	(Principal Executive Officer)

/s/ Craig Steeneck	Executive Vice President and Chief Financial Officer	February 24, 2015
By: Craig Steeneck	(Principal Financial Officer and Principal Accounting Officer)

/s/ Roger Deromedi	Chairman of the Board and Director	February 24, 2015
By: Roger Deromedi

/s/ Ann Fandozzi	Director	February 24, 2015
By: Ann Fandozzi

/s/ Jason Giordano	Director	February 24, 2015
By: Jason Giordano

/s/ Prakash A. Melwani	Director	February 24, 2015
By: Prakash A. Melwani

/s/ Jane Nielsen	Director	February 24, 2015
By: Jane Nielsen

/s/ Muktesh Pant	Director	February 24, 2015
By: Muktesh Pant

/s/ Raymond P. Silcock	Director	February 24, 2015
By: Raymond P. Silcock