Form 10-Q
period 2015-03-29
Pinnacle Foods Inc.
filed 2015-04-30
CIK 1564822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2015
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

The Registrant had 116,553,704 shares of common stock, $0.01 par value, outstanding at April 28, 2015.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(thousands, except per share amounts)

	Three months ended
	March 29, 2015	March 30, 2014
Net sales	$665,281	$644,039
Cost of products sold	493,564	477,378
Gross profit	171,717	166,661

Marketing and selling expenses	47,009	44,128
Administrative expenses	27,786	25,977
Research and development expenses	3,052	2,482
Other expense (income), net	5,401	3,983
	83,248	76,570
Earnings before interest and taxes	88,469	90,091
Interest expense	21,628	24,367
Interest income	153	26
Earnings before income taxes	66,994	65,750
Provision for income taxes	25,458	25,002
Net earnings	$41,536	$40,748

Net earnings per share
Basic	$0.36	$0.35
Weighted average shares outstanding - basic	115,906	115,592
Diluted	$0.35	$0.35
Weighted average shares outstanding - diluted	117,036	116,687
Dividends declared	$0.235	$0.21
See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (unaudited)
(thousands)

	Three months ended
	March 29, 2015	March 30, 2014
Net earnings	$41,536	$40,748
Other comprehensive loss
Foreign currency translation	(2,566)	(474)
Net loss on financial instrument contracts	(12,616)	(7,741)

Reclassifications into earnings:
Financial instrument contracts	(310)	(372)
Loss on pension actuarial assumption adjustments	275	143

Tax benefit on other comprehensive earnings	6,016	3,363
Total other comprehensive loss - net of tax	(9,201)	(5,081)
Total comprehensive earnings	$32,335	$35,667

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
(thousands, except share and per share amounts)

	March 29, 2015	December 28, 2014
Current assets:
Cash and cash equivalents	$50,567	$38,477
Accounts receivable, net of allowances of $7,249 and $6,801, respectively	211,632	190,754
Inventories	344,686	356,467
Other current assets	8,835	8,223
Deferred tax assets	104,825	121,788
Total current assets	720,545	715,709
Plant assets, net of accumulated depreciation of $366,148 and $349,639, respectively	601,749	605,906
Tradenames	2,001,461	2,001,874
Other assets, net	148,664	157,896
Goodwill	1,716,272	1,719,560
Total assets	$5,188,691	$5,200,945

Current liabilities:
Short-term borrowings	$2,263	$2,396
Current portion of long-term obligations	11,816	11,916
Accounts payable	184,627	198,579
Accrued trade marketing expense	41,075	36,210
Accrued liabilities	97,448	106,488
Dividends payable	27,924	27,847
Total current liabilities	365,153	383,436
Long-term debt (includes $33,857 and $47,315 owed to related parties, respectively)	2,283,740	2,285,984
Pension and other postretirement benefits	59,471	61,830
Other long-term liabilities	42,204	34,305
Deferred tax liabilities	716,810	721,401
Total liabilities	3,467,378	3,486,956
Commitments and contingencies (Note 12)
Shareholders' equity:
Pinnacle preferred stock: $.01 per share, 50,000,000 shares authorized, none issued	—	—
Pinnacle common stock: par value $.01 per share, 500,000,000 shares authorized; issued 117,441,662 and 117,293,745, respectively	1,174	1,173
Additional paid-in-capital	1,365,533	1,363,129
Retained earnings	433,651	419,531
Accumulated other comprehensive loss	(46,935)	(37,734)
Capital stock in treasury, at cost, 1,000,000 common shares	(32,110)	(32,110)
Total shareholders' equity	1,721,313	1,713,989
Total liabilities and shareholders' equity	$5,188,691	$5,200,945

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands)

	Three months ended
	March 29, 2015	March 30, 2014
Cash flows from operating activities
Net earnings	$41,536	$40,748
Non-cash charges (credits) to net earnings
Depreciation and amortization	20,867	20,380
Amortization of discount on term loan	595	634
Amortization of debt acquisition costs	994	1,024
Change in value of financial instruments	(110)	422
Equity-based compensation charge	3,469	2,112
Pension expense, net of contributions	(2,085)	(2,681)
Other long-term liabilities	54	383
Unrealized foreign exchange losses	2,279	—
Deferred income taxes	18,499	24,352
Changes in working capital
Accounts receivable	(20,909)	(21,198)
Inventories	10,853	21,981
Accrued trade marketing expense	5,122	3,179
Accounts payable	(1,763)	12,045
Accrued liabilities	(8,565)	(9,115)
Other current assets	161	(327)
Net cash provided by operating activities	70,997	93,939
Cash flows from investing activities
Capital expenditures	(27,024)	(22,406)
Net cash used in investing activities	(27,024)	(22,406)
Cash flows from financing activities
Repayments of long-term obligations	(2,208)	(5,388)
Proceeds from short-term borrowings	963	960
Repayments of short-term borrowings	(1,096)	(978)
Repayment of capital lease obligations	(730)	(674)
Dividends paid	(27,289)	(24,310)
Net proceeds from issuance of common stock	508	73
Excess tax benefits on equity-based compensation	802	—
Taxes paid related to net share settlement of equity awards	(2,374)	—
Net cash used in financing activities	(31,424)	(30,317)
Effect of exchange rate changes on cash	(459)	81
Net change in cash and cash equivalents	12,090	41,297
Cash and cash equivalents - beginning of period	38,477	116,739
Cash and cash equivalents - end of period	$50,567	$158,036

Supplemental disclosures of cash flow information:
Interest paid	$15,710	$18,594
Interest received	153	26
Income taxes paid	8,319	957
Non-cash investing and financing activities:
New capital leases	—	282
Dividends payable	27,924	25,415

Accrued additions to Plant assets at March 29, 2015 were $13,166. As of March 30, 2014, they were not significant.
See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
(thousands, except share and per share amounts)

	Common Stock		Treasury Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 29, 2013	117,231,853	$1,172	—	$—	$1,328,847	$275,519	$(7,497)	$1,598,041
Equity-based compensation plans	(18,369)	—			2,185			2,185
Dividends ($0.21 per share) (a)						(24,623)		(24,623)
Comprehensive earnings						40,748	(5,081)	35,667
Balance, March 30, 2014	117,213,484	$1,172	—	$—	$1,331,032	$291,644	$(12,578)	$1,611,270

Balance, December 28, 2014	117,293,745	$1,173	(1,000,000)	$(32,110)	$1,363,129	$419,531	$(37,734)	$1,713,989
Equity-based compensation plans	147,917	1			2,404			2,405
Dividends ($0.235 per share) (b)						(27,416)		(27,416)
Comprehensive earnings						41,536	(9,201)	32,335
Balance, March 29, 2015	117,441,662	$1,174	(1,000,000)	$(32,110)	$1,365,533	$433,651	$(46,935)	$1,721,313

(a) $0.21 per share declared February 2014
(b) $0.235 per share declared February 2015
See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

1. Summary of Business Activities
Business Overview
Pinnacle Foods Inc. (the "Company") is a leading manufacturer, marketer and distributor of high quality, branded convenience food products, the products and operations of which are reported in three operating segments: (i) Birds Eye Frozen, (ii) Duncan Hines Grocery and (iii) Specialty Foods. The Company’s United States retail frozen vegetables (Birds Eye), frozen complete bagged meals (Birds Eye Voila!), frozen seafood (Van de Kamp’s and Mrs. Paul’s), plant based protein frozen products (gardein), full-calorie single-serve frozen dinners and entrées (Hungry-Man), frozen breakfast (Aunt Jemima), frozen and refrigerated bagels (Lender’s), and frozen pizza for one (Celeste) are reported in the Birds Eye Frozen segment. The Company’s baking mixes and frostings (Duncan Hines), shelf-stable pickles (Vlasic), liquid and dry-mix salad dressings (Wish-Bone and Western), table syrups (Mrs. Butterworth’s and Log Cabin), canned meat (Armour, Nalley and Brooks), pie and pastry fillings (Duncan Hines Comstock and Wilderness), barbecue sauces (Open Pit) and Canadian operations excluding Garden Protein are reported in the Duncan Hines Grocery segment. The Specialty Foods segment consists of snack products (Tim’s Cascade and Snyder of Berlin) and the Company’s food service and private label businesses.
History and Current Ownership
On April 2, 2007, the Company was acquired by, and became a wholly owned subsidiary of Peak Holdings LLC (“Peak Holdings”), an entity controlled by investment funds affiliated with The Blackstone Group L.P. (“Blackstone”). We refer to this merger transaction and related financing transactions as the Blackstone Transaction. As a result of the Blackstone Transaction, Blackstone owned, through Peak Holdings, approximately 98% of the common stock of the Company.

Prior to our initial public offering on April 3, 2013 (the “IPO”), we were a controlled company as a result of the Blackstone Transaction, whereby Blackstone owned, through Peak Holdings, approximately 98% of our common stock. Effective September 12, 2014, as a result of Blackstone’s reduced ownership in the Company, we no longer qualified as a “controlled company” under applicable New York Stock Exchange ("NYSE") listing standards. On November 21, 2014, Blackstone sold additional shares, and the reduction in Blackstone’s ownership level to below 50% of its initial holdings, as well as Blackstone exceeding its internal rate of return vesting objective, triggered the immediate vesting of approximately 1.1 million non-vested shares and 0.2 million stock options and the recognition of approximately $23.7 million of equity-based compensation expense (the “Liquidity Event”).
On March 13, 2015, Blackstone sold an additional 14,224,145 shares in an underwritten public offering, which reduced their ownership to 5.0 million shares or 4.3% of the Company's outstanding common stock. The Company did not receive any proceeds from the sale.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

2. Interim Financial Statements

Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of March 29, 2015, the results of operations for the three months ended March 29, 2015 and March 30, 2014, and the cash flows for the three months ended March 29, 2015 and March 30, 2014. The results of operations are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 28, 2014.

3. Acquisitions

The Company accounts for business combinations by using the acquisition method of accounting. This provides that goodwill and other intangible assets with indefinite lives are not to be amortized, but tested for impairment on an annual basis, or more frequently as warranted. Acquisition costs are expensed as incurred. Both of the following acquisitions have been accounted for in accordance with these standards.

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Acquisition of Garden Protein (the "Garden Protein acquisition")

On November 14, 2014, the Company acquired Garden Protein International Inc., a Canadian corporation, and the manufacturer of the plant-based protein brand gardein. The brand has a line of frozen products that serve as alternatives for traditional animal based protein formats such as chicken strips and tenders, ground beef and fish fillets.

The cost of the Garden Protein acquisition was $156,502, which included a first quarter 2015 post closing working capital adjustment that reduced the preliminary purchase price by $1,102. This adjustment to the purchase price allocation did not significantly impact previously reported amounts or results. The following table summarizes the preliminary allocation of the total cost of the acquisition to the assets acquired and liabilities assumed:

Assets acquired:
Accounts receivable	$5,226
Inventories	6,798
Prepaid expenses and other assets	572
Property and equipment	13,895
Tradenames	51,950
Distributor relationships	3,098
Private label customer relationships	1,328
Formulations	7,611
Goodwill	83,155
Fair value of assets acquired	173,632
Liabilities assumed
Accounts payable and accrued liabilities	5,007
Income tax payable	7,878
Long term deferred tax liability	1,532
Other long-term liabilities	2,714
Total cost of acquisition	$156,502

Based upon the allocation, the value assigned to intangible assets and goodwill totaled $147.1 million. The goodwill was generated primarily as a result of expected synergies to be achieved because of the acquisition. Distributor relationships and private label customer relationships are being amortized on an accelerated basis over 30 and 7 years, respectively. Formulations are being amortized on a straight line basis over 10 years. These useful lives are based on an attrition rate based on industry experience, which management believes is appropriate in the Company's circumstances. The Company has also assigned $51.9 million to the value of the tradename acquired, which is not subject to amortization but is reviewed annually for impairment. Goodwill, which is also not subject to amortization, totaled $83.2 million (tax deductible goodwill of $53.6 million resulted from the acquisition). The entire acquisition was allocated to the Birds Eye Frozen segment.

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

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

Level 3:	Unobservable inputs that reflect the Company’s assumptions.
The Company’s financial assets and liabilities subject to recurring fair value measurements and the required disclosures are as follows:

	Fair Value as of March 29, 2015	Fair Value Measurements Using Fair Value Hierarchy			Fair Value as of December 28, 2014	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Interest rate derivatives	$—	$—	$—	$—	$6,420	$—	$6,420	$—
Foreign currency derivatives	2,104	—	2,104	—	1,294	—	1,294	—
Commodity derivatives	152	—	152	—	—	—	—	—
Total assets at fair value	$2,256	$—	$2,256	$—	$7,714	$—	$7,714	$—

Liabilities
Interest rate derivatives	$11,862	$—	$11,862	$—	$4,543	$—	$4,543	$—
Commodity derivatives	12,051	—	12,051	—	12,011	—	12,011	—
Total liabilities at fair value	$23,913	$—	$23,913	$—	$16,554	$—	$16,554	$—

The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk.

The valuations of these instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate, commodity, and foreign exchange forward curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of the authoritative guidance for fair value disclosure, the Company incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. The Company had no fair value measurements based upon significant unobservable inputs (Level 3) as of March 29, 2015 or December 28, 2014.

In addition to the instruments named above, the Company also makes fair value measurements in connection with its annual goodwill and trade name impairment testing. These measurements fall into Level 3 of the fair value hierarchy.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

5. Other Expense (Income), net

	Three months ended
	March 29, 2015	March 30, 2014
Other expense (income), net consists of:
Amortization of intangibles/other assets	$3,362	$4,175
Unrealized foreign exchange losses	2,279	—
Royalty income and other	(240)	(192)
Total other expense (income), net	$5,401	$3,983

Unrealized foreign exchange losses. Represents foreign exchange losses from intra-entity loans resulting from the Garden Protein acquisition that are anticipated to be settled in the foreseeable future.

6. Shareholders' Equity, Equity-Based Compensation Expense and Earnings Per Share

Equity-based Compensation

The Company has two long-term incentive programs: The 2007 Stock Incentive Plan and the 2013 Omnibus Incentive Plan. Prior to March 28, 2013, Peak Holdings, the former parent of the Company, also had the 2007 Unit Plan, which was terminated in connection with the Company's IPO. Equity-based compensation expense recognized during the period is based on the value of the portion of equity-based payment awards that is ultimately expected to vest during the period. As equity-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The authoritative guidance for equity compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Expense Information

The following table summarizes equity-based compensation expense which was allocated as follows:

	Three months ended
	March 29, 2015	March 30, 2014
Cost of products sold	$1,293	$197
Marketing and selling expenses	514	271
Administrative expenses	1,544	1,603
Research and development expenses	118	41
Pre-tax equity-based compensation expense	3,469	2,112
Income tax benefit	(1,272)	(698)
Net equity-based compensation expense	$2,197	$1,414

2007 Stock Incentive Plan

The Company adopted an equity option plan (the “2007 Stock Incentive Plan”) providing for the issuance of the Company's common stock through the granting of nonqualified stock options. As a result of the Liquidity Event, the majority of the outstanding equity options became exercisable. Any unvested awards vest ratably over five years from the date of grant. Subsequent to the

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

adoption of the 2013 Omnibus Incentive Plan (as further described below), there will be no more grants under the 2007 Stock Incentive Plan.

2007 Unit Plan

Peak Holdings, the former parent of the Company, adopted an equity plan (the “2007 Unit Plan”) providing for the issuance of profit interest units ("PIUs") in Peak Holdings. In connection with the Company's IPO, Peak Holdings was dissolved resulting in the termination of the 2007 Unit Plan and the adoption of the 2013 Omnibus Incentive Plan (as further described below). As a result of the dissolution, the assets of Peak Holdings were distributed to the unit holders of Peak Holdings. As the sole assets of Peak Holdings were shares of the Company's common stock, units were converted into shares of common stock. The number of shares of common stock delivered to the equity holder as a result of the conversion had the same intrinsic value as the Class A-2 Units held by the equity holder prior to such conversion. Additionally, in connection with the dissolution, all PIUs were converted into shares or restricted shares of the Company's common stock. Vested PIUs were converted into shares of common stock and unvested PIUs were converted into unvested restricted shares of our common stock, which are subject to vesting terms substantially similar to those applicable to the unvested PIUs immediately prior to the conversion. As a result of the Liquidity Event, the majority of the outstanding non-vested shares vested. Any unvested awards vest ratably over five years from the date of grant of the original PIU.

2013 Omnibus Incentive Plan

In connection with the IPO, the Company adopted an equity incentive plan (the “2013 Omnibus Incentive Plan”) providing for the issuance of up to 11,300,000 of the Company's common stock under (1) equity awards granted as a result of the conversion of unvested PIUs into restricted common stock of the Company, (2) stock options and other equity awards granted in connection with the completion of the IPO, and (3) awards granted by the Company under the 2013 Omnibus Incentive Plan following the completion of the IPO. Awards granted subsequent to the IPO include equity options, non-vested shares, restricted stock units ("RSU's"), the majority of which vest in full three years from the date of grant. The Company also granted non-vested performance shares ("PS's) and performance share units ("PSU's"), both of which vest based on achievement of total shareholder return performance goals over a three-year performance period. No awards were issued under this plan in the three months ended March 29, 2015.

Other Comprehensive Earnings

The following table presents amounts reclassified out of Accumulated Other Comprehensive Loss ("AOCL") and into Net earnings for the three months ended March 29, 2015 and March 30, 2014.

Gain/(Loss)	Amounts Reclassified from AOCL
	Three months ended
Details about Accumulated Other Comprehensive Earnings Components	March 29, 2015	March 30, 2014		Reclassified from AOCL to:
Gains and losses on financial instrument contracts
Interest rate contracts	$(393)	$(41)		Interest expense
Foreign exchange contracts	703	413		Cost of products sold
Total pre-tax	310	372
Tax expense	(227)	(207)		Provision for income taxes
Net of tax	83	165

Pension actuarial assumption adjustments
Amortization of actuarial loss	(275)	(143)	(a)	Cost of products sold
Tax benefit	105	55		Provision for income taxes
Net of tax	(170)	(88)
Net reclassifications into net earnings	$(87)	$77

(a) This is included in the computation of net periodic pension cost (see Note 10 for additional details).

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings or loss for common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are calculated by dividing net earnings by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

	Three months ended
	March 29, 2015	March 30, 2014
Weighted-average common shares	115,906,031	115,592,299
Effect of dilutive securities:	1,130,375	1,094,602
Dilutive potential common shares	117,036,406	116,686,901

Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities. For the three months ended March 29, 2015 and March 30, 2014, conversion of stock options, non-vested shares, RSU's and PSU's totaling 10,258 and 216,648, respectively, into common share equivalents were excluded from this calculation as their effect would have been anti-dilutive.

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

	March 29, 2015	December 28, 2014
Customers	$211,793	$190,321
Allowances for cash discounts, bad debts and returns	(7,249)	(6,801)
Subtotal	204,544	183,520
Other receivables	7,088	7,234
Total	$211,632	$190,754

Inventories. Inventories are as follows:

	March 29, 2015	December 28, 2014
Raw materials, containers and supplies	$79,572	$60,828
Finished product	265,114	295,639
Total	$344,686	$356,467

The Company has various purchase commitments for raw materials, containers, supplies and certain finished products incident to the ordinary course of business. Such commitments are not at prices in excess of current market.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Other Current Assets. Other Current Assets are as follows:

	March 29, 2015	December 28, 2014
Prepaid expenses and other	$8,708	$8,139
Prepaid income taxes	127	84
Total	$8,835	$8,223

Plant Assets. Plant assets are as follows:

	March 29, 2015	December 28, 2014
Land	$14,211	$14,211
Buildings	210,700	208,341
Machinery and equipment	651,158	641,818
Projects in progress	91,828	91,175
Subtotal	967,897	955,545
Accumulated depreciation	(366,148)	(349,639)
Total	$601,749	$605,906

Depreciation was $17,505 and $16,205 during the three months ended March 29, 2015 and March 30, 2014, respectively. As of March 29, 2015 and December 28, 2014, Machinery and equipment included assets under capital lease with a book value of $18,520 and $18,127 (net of accumulated depreciation of $10,756 and $9,935), respectively.

Accrued Liabilities. Accrued liabilities are as follows:

	March 29, 2015	December 28, 2014
Employee compensation and benefits	$43,294	$52,404
Interest payable	16,190	12,239
Consumer coupons	2,986	1,912
Accrued financial instrument contracts (see note 11)	9,789	10,276
Other	25,189	29,657
Total	$97,448	$106,488
Other Long-Term Liabilities. Other long-term liabilities are as follows:

	March 29, 2015	December 28, 2014
Employee compensation and benefits	$10,346	$9,506
Long-term rent liability and deferred rent allowances	8,189	8,431
Liability for uncertain tax positions	2,089	2,064
Accrued financial instrument contracts (see note 11)	14,124	6,280
Other	7,456	8,024
Total	$42,204	$34,305

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

8. Goodwill, Tradenames and Other Assets
Goodwill
Goodwill by segment is as follows:

	Birds Eye Frozen	Duncan Hines Grocery	Specialty Foods	Total
Balance, December 28, 2014	$608,984	$936,615	$173,961	$1,719,560
Foreign currency adjustment	(2,186)	—	—	(2,186)
Purchase price adjustment (1)	(1,102)	—	—	(1,102)
Balance, March 29, 2015	$605,696	$936,615	$173,961	$1,716,272

(1) During the first quarter of 2015, a post closing working capital adjustment related to the Garden Protein acquisition was finalized which reduced the preliminary purchase price.

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

Tradenames

Tradenames by segment are as follows:

	Birds Eye	Duncan Hines	Specialty
	Frozen	Grocery	Foods	Total
Balance, December 28, 2014	$847,162	$1,118,712	$36,000	$2,001,874
Foreign currency adjustment	(413)	—	—	(413)
Balance, March 29, 2015	$846,749	$1,118,712	$36,000	$2,001,461

The authoritative guidance for indefinite-lived assets provides that indefinite-lived assets will not be amortized, but will be tested for impairment on an annual basis or more often when events indicate. The Company completed its annual testing in the third quarter of 2014, resulting in no impairment.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Other Assets

	March 29, 2015
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$60,150	$(42,543)	$17,607
Customer relationships - Distributors	35	142,142	(42,065)	100,077
Customer relationships - Private Label	7	1,290	(131)	1,159
License	7	6,175	(4,871)	1,304
Total amortizable intangibles		$209,757	$(89,610)	$120,147
Debt acquisition costs		45,913	(26,238)	19,675
Financial instruments (see note 11)		152	—	152
Other (1)		8,690	—	8,690
Total other assets, net				$148,664
	Amortizable intangibles by segment
	Birds Eye Frozen			$65,726
	Duncan Hines Grocery			50,103
	Specialty Foods			4,318
				$120,147

	December 28, 2014
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$60,206	$(41,027)	$19,179
Customer relationships - Distributors	35	142,156	(40,616)	101,540
Customer relationships - Private Label	7	1,290	(43)	1,247
License	7	6,175	(4,563)	1,612
Total amortizable intangibles		$209,827	$(86,249)	$123,578
Debt acquisition costs		45,913	(25,244)	20,669
Financial instruments (see note 11)		6,420	—	6,420
Other (1)		7,229	—	7,229
Total other assets, net				$157,896
	Amortizable intangibles by segment
	Birds Eye Frozen			$67,525
	Duncan Hines Grocery			51,637
	Specialty Foods			4,416
				$123,578

(1) As of March 29, 2015 and December 28, 2014, Other primarily consists of security deposits and supplemental savings plan investments.

Amortization of intangible assets was $3,362 and $4,175 for the three months ended March 29, 2015 and March 30, 2014, respectively. Estimated amortization expense for each of the next five years and thereafter is as follows: remainder of 2015 - $10,100; 2016 - $12,200; 2017 - $7,400; 2018 - $5,800; 2019 - $5,500 and thereafter - $79,200.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Debt Acquisition Costs

All debt acquisition costs, which relate to the senior secured credit facility and Senior Notes (as defined below) are amortized into interest expense over the life of the related debt using the effective interest method. Amortization of debt acquisition costs was $994 and $1,024 during the three months ended March 29, 2015 and March 30, 2014, respectively.
The following summarizes debt acquisition cost activity:

	Gross Carrying Amount	Accumulated Amortization	Net
Balance, December 28, 2014	$45,913	$(25,244)	$20,669
Amortization	—	(994)	(994)
Balance, March 29, 2015	$45,913	$(26,238)	$19,675

9. Debt and Interest Expense

	March 29, 2015	December 28, 2014
Short-term borrowings
- Notes payable	$2,263	$2,396
Total short-term borrowings	$2,263	$2,396
Long-term debt
- Amended Credit Agreement - Tranche G Term Loans due 2020	1,409,625	1,409,625
- Amended Credit Agreement - Tranche H Term Loans due 2020	518,438	519,750
- 4.875% Senior Notes due 2021	350,000	350,000
- 3.0% Note payable to Gilster Mary Lee Corporation due 2018	11,600	12,497
- Unamortized discount on long term debt	(12,133)	(12,728)
- Capital lease obligations	18,026	18,756
	2,295,556	2,297,900
Less: current portion of long-term obligations	11,816	11,916
Total long-term debt	$2,283,740	$2,285,984

Interest expense	Three months ended
	March 29, 2015	March 30, 2014
Interest expense, third party	$19,965	$22,796
Related party interest expense (Note 13)	276	516
Amortization of debt acquisition costs (Note 8)	994	1,024
Interest rate swap losses (Note 11)	393	31
Total interest expense	$21,628	$24,367

Amended Credit Agreement

On July 8, 2014, the Company paid $200.0 million of the Tranche G Term Loans (defined below). As part of the pay down, the Company wrote off $0.9 million existing original issue discount and $1.0 million of debt acquisition costs.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

As of September 28, 2014, Pinnacle Foods Finance LLC ("Pinnacle Foods Finance") achieved a total net leverage ratio of less than 4.25:1.0, which resulted in a 25 basis point reduction on the interest rate on our Amended Credit Agreement (defined below). The lower rate took effect in the fourth quarter of 2014.

On April 29, 2013, (the "2013 Refinancing"), Pinnacle Foods Finance, entered into the Second Amendment to the Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which provided for a seven year term loan facility in the amount of $1,630.0 million (the "Tranche G Term Loans"). Pursuant to the terms of the Second Amended and Restated Credit Agreement, the Company replaced its previous credit agreement with a five year $150.0 million revolving credit facility. Additionally, Pinnacle Foods Finance issued 4.875% Senior Notes in the aggregate principal amount of $350.0 million (the "4.875% Senior Notes") due 2021.

To partially fund the Wish-Bone acquisition, on October 1, 2013, Pinnacle Foods Finance entered into an amendment to the Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”) in the form of incremental term loans in the amount of $525.0 million (the “Tranche H Term Loans”). The Tranche H Term Loans have consistent terms with the Tranche G Term Loans.

Pinnacle Foods Finance's borrowings under the Amended Credit Agreement, bear interest at a floating rate and are maintained as base rate loans or as eurocurrency rate loans. Base rate loans bear interest at the base rate plus the applicable base rate margin, as described in the Amended Credit Agreement. The base rate is defined as the highest of (i) the administrative agent's prime rate, (ii) the federal funds effective rate plus 1/2 of 1% and (iii) the eurocurrency rate that would be payable on such day for a eurocurrency rate loan with a one-month interest period plus 1%. Eurocurrency rate loans bear interest at the adjusted eurocurrency rate plus the applicable eurocurrency rate margin, as described in the Amended Credit Agreement. The eurocurrency rate is determined by reference to the British Bankers Association "BBA" LIBOR rate for the interest period relevant to such borrowing. With respect to Tranche G Term Loans and Tranche H Term Loans, the eurocurrency rate shall be no less than 0.75% per annum and the base rate shall be no less than 1.75%  per annum. The interest rate margin for Tranche G Term Loans and Tranche H Term Loans under the Amended Credit Agreement is 1.25%, in the case of the base rate loans and 2.25%, in the case of Eurocurrency rate loans. As previously mentioned, the margin is subject to a 25 basis point step down upon achievement by Pinnacle Foods Finance of a total net leverage ratio of less than 4.25:1.0 which was achieved as of September 28, 2014. In accordance with the Amended Credit Agreement, the lower rate took effect in the fourth quarter of 2014.

The obligations under the Amended Credit Agreement are unconditionally and irrevocably guaranteed by Peak Finance Holdings LLC, any subsidiary of Peak Finance Holdings LLC that directly or indirectly owns 100% of the issued and outstanding equity interests of Pinnacle Foods Finance, subject to certain exceptions, each of Pinnacle Foods Finance’s direct or indirect material 100% owned domestic subsidiaries (collectively, the “Guarantors”) and by the Company effective with the 2013 Refinancing. In addition, subject to certain exceptions and qualifications, borrowings under the Amended Credit Agreement are secured by first priority or equivalent security interests in (i) all the capital stock of, or other equity interests in, each direct or indirect domestic material subsidiary of Pinnacle Foods Finance and 65% of the capital stock of, or other equity interests in, each direct material "first tier" foreign subsidiary of Pinnacle Foods Finance and (ii) certain tangible and intangible assets of Pinnacle Foods Finance and the Guarantors (subject to certain exceptions and qualifications).
The total combined amount of the Amended Credit Agreement Loans that were owed to affiliates of Blackstone as of March 29, 2015 and December 28, 2014, was $33,857 and $47,315, respectively.

A commitment fee of 0.375% per annum based on current leverage ratios is applied to the unused portion of the revolving credit facility. There were no revolver borrowings during the three months ended March 29, 2015 or March 30, 2014. For the three months ended March 29, 2015 and March 30, 2014, the weighted average interest rate on the term loan components of the Amended Credit Agreement was 3.00% and 3.25%, respectively. As of March 29, 2015 and December 28, 2014 the eurocurrency interest rate on the term loan facilities was 3.00% and 3.00%, respectively.

Pinnacle Foods Finance pays a fee for all outstanding letters of credit drawn against the revolving credit facility at an annual rate equivalent to the applicable eurocurrency rate margin then in effect under the revolving credit facility, plus the fronting fee payable in respect of the applicable letter of credit. The fronting fee is equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letter of credit. The fronting fees are computed on a quarterly basis in arrears. Total letters of credit issued under the revolving credit facility cannot exceed $50,000. As of March 29, 2015 and December 28, 2014, Pinnacle Foods Finance had utilized $30,289 and $32,162, respectively of the revolving credit facility for letters of credit. As of March 29,

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

2015 and December 28, 2014, respectively, there was $119,711 and $117,838 of borrowing capacity under the revolving credit facility, of which $19,711 and $17,838 was available to be used for letters of credit.
Under the terms of the Amended Credit Agreement, Pinnacle Foods Finance is required to use 50% of its “Excess Cash Flow” (as defined below) to prepay the term loans under the Amended Credit Agreement (which percentage will be reduced to 25% at a total net leverage ratio of between 4.50 and 5.49 and to 0% at a total net leverage ratio below 4.50). As of March 29, 2015, Pinnacle Foods Finance had a total net leverage ratio of 4.18 (pro forma adjusted for the Wish-Bone and Garden Protein acquisitions in compliance with the terms of the Amended Credit Agreement). Excess Cash Flow is defined as consolidated net income (as defined), as adjusted for certain items, including (1) all non-cash charges and credits included in arriving at consolidated net income, (2) changes in working capital, (3) capital expenditures (to the extent they were not financed with debt), (4) the aggregate amount of principal payments on indebtedness and (5) certain other items defined in the Amended Credit Agreement. For the 2014 reporting year, Pinnacle Foods Finance determined that there were no amounts due under the Excess Cash Flow requirements of the Amended Credit Agreement.

The term loans under the Amended Credit Agreement amortize in quarterly installments of 0.25% of their aggregate funded total principal amount. As a result of the July 8, 2014 payment, there are no scheduled principal payments of the Tranche G Term Loans until April 2020, when the balance is due in full. The scheduled principal payments of the Tranche H Term Loans outstanding as of March 29, 2015 are $3.9 million in the remainder of 2015, $5.3 million in 2016, $6.6 million in 2017, $3.9 million in 2018, $5.3 million in 2019 and $493.4 million thereafter.

Pursuant to the terms of the Amended Credit Agreement, Pinnacle Foods Finance is required to maintain a ratio of Net First Lien Secured Debt (as defined below) to Covenant Compliance EBITDA (as defined below) of no greater than 5.75 to 1.00. Net First Lien Secured Debt is defined as aggregate consolidated secured indebtedness, less the aggregate amount of all unrestricted cash and cash equivalents. In addition, under the Amended Credit Agreement and the indenture governing the Senior Notes (as defined below), Pinnacle Foods Finance's ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Senior Secured Leverage Ratio (which is currently the same as the ratio of Net First Lien Secured Debt to Covenant Compliance EBITDA described above), in the case of the Amended Credit Agreement, or to the ratio of Covenant Compliance EBITDA to fixed charges for the most recently concluded four consecutive fiscal quarters, in the case of the Senior Notes. The Amended Credit Agreement also permits restricted payments up to an aggregate amount of (together with certain other amounts) the greater of $50 million and 2% of Pinnacle Foods Finance's consolidated total assets, so long as no default has occurred and is continuing and its pro forma Senior Secured Leverage Ratio would be no greater than 4.25 to 1.00. As of March 29, 2015 the Company is in compliance with all covenants and other obligations under the Amended Credit Agreement and the indenture governing the Senior Notes.
Senior and Other Notes
To partially fund the Gilster acquisition, on March 31, 2014 as described in Note 3, PFG LLC entered into a $14.9 million note payable to Gilster Mary Lee Corporation. The note has a four-year term with a maturity date of March 31, 2018 and bears interest at 3.0% per annum.

On April 29, 2013, as part of the 2013 Refinancing, Pinnacle Foods Finance, an indirect subsidiary of the Company, issued $350.0 million aggregate principal amount of 4.875% Senior Notes (the "Senior Notes") due 2021.

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
Pinnacle Foods Finance may redeem some or all of the 4.875% Senior Notes at any time prior to May 1, 2016 at a price equal to 100% of the principal amount of notes redeemed plus the Applicable Premium (as defined below) as of, and accrued and unpaid interest to, the redemption date, subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date. The “Applicable Premium” is defined as the greater of (1) 1.0% of the principal amount of such note and (2) the excess, if any, of (a) the present value at such redemption date of (i) the redemption price of such 4.875% Senior Notes at May 1, 2016, plus (ii) all required interest payments due on such 4.875% Senior Notes through May 1, 2016 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the treasury rate plus 50 basis points over (b) the principal amount of such note.

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
The estimated fair value of the Company’s long-term debt, including the current portion, as of March 29, 2015, is as follows:

	March 29, 2015
Issue	Face Value	Fair Value
Amended Credit Agreement - Tranche G Term Loans	$1,409,625	$1,402,577
Amended Credit Agreement - Tranche H Term Loans	518,438	515,845
3.0% Note payable to Gilster Mary Lee Corporation due 2018	11,600	11,600
4.875% Senior Notes	350,000	350,000
	$2,289,663	$2,280,022

The estimated fair value of the Company’s long-term debt, including the current portion, as of December 28, 2014, is as follows:

	December 28, 2014
Issue	Face Value	Fair Value
Amended Credit Agreement - Tranche G Term Loans	$1,409,625	$1,367,336
Amended Credit Agreement - Tranche H Term Loans	519,750	504,158
3.0% Note payable to Gilster Mary Lee Corporation due 2018	12,497	12,497
4.875% Senior Notes	350,000	346,500
	$2,291,872	$2,230,491

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
The Company maintains a defined benefit plan, the Pinnacle Foods Group LLC Pension Plan (the "Plan"), which is frozen for future benefit accruals. The Company also has two qualified 401(k) plans, two non-qualified supplemental savings plans and participates in a multi-employer defined benefit plan.

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
The following represents the components of net periodic (benefit) cost:

	Three months ended
Pension Benefits	March 29, 2015	March 30, 2014
Interest cost	2,828	2,902
Expected return on assets	(3,391)	(3,292)
Amortization of:
Actuarial loss	269	32
Net periodic benefit	$(294)	$(358)

Cash Flows
Contributions. In fiscal 2015, the Company expects to make contributions of $2.8 million to the Plan, of which minimum required payments of $1.7 million were made in the three months ended March 29, 2015. The Company made contributions to the pension plans totaling $7.8 million in fiscal 2014, of which $2.1 million was made in the three months ended March 30, 2014.
Multi-employer Plans

The Company contributes to the United Food and Commercial Workers International Union Industry Pension Fund (EIN 51-6055922) (the "UFCW Plan") under the terms of the collective-bargaining agreement with its Fort Madison employees.

For the three months ended March 29, 2015 and March 30, 2014, contributions to the UFCW Plan were $193 and $193, respectively. The contributions to this UFCW Plan are paid monthly based upon the number of employees. They represent less than 5% of the total contributions received by this UFCW Plan using available information during the most recent plan year.

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three months ended March 29, 2015 and March 30, 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
As of March 29, 2015, the Company had the following interest rate swaps that were designated as cash flow hedges of interest rate risk:

Product	Number of Instruments	Current Notional Amount	Fixed Rate Range	Index	Trade Dates	Maturity Dates
Interest Rate Swaps	15	$1,497,450	0.84% - 2.97%	USD-LIBOR-BBA	Apr 2013 - Oct 2013	Apr 2015 - Apr 2020

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Loss ("AOCL") in the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

of the derivatives is recognized directly in earnings. Amounts reported in AOCL related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $2,537 will be reclassified as an increase to Interest expense.

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
As of March 29, 2015, the Company had the following foreign currency exchange contracts (in aggregate) that were designated as cash flow hedges of foreign exchange risk:

Product	Number of Instruments	Notional Sold in Aggregate in CAD	Notional Purchased in Aggregate in USD	USD to CAD Exchange Rates	Trade Date	Maturity Dates
CAD $ Contracts	9	$18,000	$16,372	1.096 - 1.102	Aug 2014	May 2015 - Dec 2015

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
Non-designated Hedges of Commodity Risk
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to commodity price risk but do not meet the authoritative guidance for hedge accounting. From time to time, the Company enters into commodity forward contracts to fix the price of diesel fuel, heating oil, natural gas and soybean oil purchases and other commodities at a future delivery date. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in Cost of products sold in the Consolidated Statements of Operations.

As of March 29, 2015, the Company had the following derivative instruments that were not designated in qualifying hedging relationships:

Commodity Contracts	Number of Instruments	Notional Purchased in Aggregate	Price/Index	Trade Dates	Maturity Dates
Diesel Fuel Contracts	5	10,281,259 Gallons	$3.67 - $3.80 per Gallon	September 2014 - November 2014	April 2015 - December 2016
Heating Oil Contracts	1	1,935,550 Gallons	$1.82 Per Gallon	January 2015	January 2016 - December 2016
Natural Gas Contracts	2	671,960 MMBTU's	$4.12 - $4.40 per MMBTU	June 2014 - July 2014	April 2015 - December 2015
Soybean Oil Contracts	2	70,072,559 Pounds	$0.32 - $0.35 per Pound	December 2014 - March 2015	April 2015 - December 2016

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Balance Sheets as of March 29, 2015 and December 28, 2014.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value as of March 29, 2015	Balance Sheet Location	Fair Value as of March 29, 2015
Derivatives designated as hedging instruments
Interest Rate Contracts			Accrued liabilities	$905
			Other long-term liabilities	10,957
Foreign Exchange Contracts	Other current assets	2,104
Total derivatives designated as hedging instruments		$2,104		$11,862
Derivatives not designated as hedging instruments
Commodity Contracts	Other assets, net	$152	Accrued liabilities	8,885
			Other long-term liabilities	$3,167
Total derivatives not designated as hedging instruments		$152		$12,051

	Balance Sheet Location	Fair Value as of December 28, 2014	Balance Sheet Location	Fair Value as of December 28, 2014
Derivatives designated as hedging instruments
Interest Rate Contracts	Other assets, net	$6,420	Accrued liabilities	$1,280
			Other long-term liabilities	3,263
Foreign Exchange Contracts	Other current assets	1,294
Total derivatives designated as hedging instruments		$7,714		$4,543
Derivatives not designated as hedging instruments
Commodity Contracts			Accrued liabilities	$8,995
			Other long-term liabilities	3,016
Total derivatives not designated as hedging instruments		$—		$12,011

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

The Company has elected not to offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of March 29, 2015 and December 28, 2014 would be adjusted as detailed in the following table:

	March 29, 2015			December 28, 2014
Derivative Instrument	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$2,256	(2,256)	$—	$7,714	(5,039)	$2,675

Total liability derivatives	$23,913	(2,256)	21,657	$16,554	(5,039)	$11,515

The table below presents the effect of the Company’s derivative financial instruments in the Consolidated Statements of Operations and AOCL for the three months ended March 29, 2015 and March 30, 2014.

Tabular Disclosure of the Effect of Derivative Instruments

Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	Recognized in AOCL on Derivative (Effective Portion)	Effective portion reclassified from AOCL to:	Reclassified from AOCL into Earnings (Effective Portion)	Ineffective portion recognized in Earnings in:	Recognized in Earnings on Derivative (Ineffective Portion)
Interest Rate Contracts	$(14,131)	Interest expense	$(393)	Interest expense
Foreign Exchange Contracts	1,515	Cost of products sold	703	Cost of products sold	(2)
Three months ended March 29, 2015	$(12,616)		$310		$(2)

Interest Rate Contracts	$(8,732)	Interest expense	$(41)	Interest expense	$—
Foreign Exchange Contracts	991	Cost of products sold	413	Cost of products sold	3
Three months ended March 30, 2014	$(7,741)		$372		$3

Derivatives Not Designated as Hedging Instruments		Recognized in Earnings in:	Recognized in Earnings on Derivative
Commodity Contracts		Cost of products sold	$(2,008)
Three months ended March 29, 2015			$(2,008)

Commodity Contracts		Cost of products sold	$(354)
Interest Rate Contracts		Interest expense	$11
Three months ended March 30, 2014			$(343)

Credit risk-related contingent features
The Company has agreements with certain counterparties that contain a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of March 29, 2015, the Company has not posted any collateral related to these agreements. If the Company had breached this provision at March 29, 2015, it could have been required to settle its obligations under the agreements at their termination value, which differs from the recorded fair value. The table below summarizes the aggregate fair values of those derivatives that contain credit risk-related contingent features as of March 29, 2015 and December 28, 2014.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

March 29, 2015

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$(5,886)	$828	$(88)	$(4,970)
	Foreign Exchange Contracts	2,108	(4)	—	2,104
	Commodity Contracts	(6,350)	—	—	(6,350)
Bank of America	Interest Rate Contracts	(3,011)	776	—	(2,235)
	Commodity Contracts	(22)	—	—	(22)
Credit Suisse	Interest Rate Contracts	(1,829)	82	(88)	(1,659)
Macquarie	Interest Rate Contracts	(3,160)	84	(77)	(2,999)
	Commodity Contracts	(5,526)	—	—	(5,526)
Total		$(23,676)	$1,766	$(253)	$(21,657)

December 28, 2014

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$550	$667	$(90)	$1,307
	Foreign Exchange Contracts	1,294	—	—	1,294
	Commodity Contracts	(6,300)	—	—	(6,300)
Bank of America	Interest Rate Contracts	1,578	627	—	2,205
Credit Suisse	Interest Rate Contracts	322	58	(90)	470
Macquarie	Interest Rate Contracts	(2,262)	80	(77)	(2,105)
	Commodity Contracts	(5,711)	—	—	(5,711)
Total		$(10,529)	$1,432	$(257)	$(8,840)

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

13. Related Party Transactions
Customer Purchases
Performance Food Group Company, which is controlled by affiliates of Blackstone, is a foodservice supplier that purchases products from the Company. Sales to Performance Food Group Company were $1,414 and $1,075 in the three months ended March 29, 2015 and March 30, 2014, respectively. As of March 29, 2015 and December 28, 2014, amounts due from Performance Food Group Company were $385 and $230, respectively, and were recorded in Accounts receivable, net of allowances in the Consolidated Balance Sheets.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Interest Expense
For the three months ended March 29, 2015 and March 30, 2014, fees and interest expense recognized in the Consolidated Statements of Operations for debt owed to affiliates of Blackstone Advisors L.P. totaled $276 and $516, respectively. As of March 29, 2015 and December 28, 2014, debt owed to related parties was $33,857 and $47,315, respectively and was recorded in Long-term debt in the Consolidated Balance Sheets. As of March 29, 2015 and December 28, 2014, interest accrued on debt owed to related parties was $166 and $196, respectively, and was recorded in Accrued liabilities in the Consolidated Balance Sheets.

14. Segments

The Company is a leading manufacturer, marketer and distributor of high quality, branded food products in North America. The Company manages the business in three operating segments: Birds Eye Frozen, Duncan Hines Grocery and Specialty Foods.

The Birds Eye Frozen segment is comprised of our Leadership Brands in the retail frozen vegetables (Birds Eye), frozen complete bagged meals (Birds Eye Voila!), plant based protein frozen products (gardein) and frozen prepared seafood (Van de Kamp’s and Mrs. Paul’s) categories, as well as our Foundation Brands in the full-calorie single-serve frozen dinners and entrées (Hungry-Man), frozen pancakes / waffles / French Toast (Aunt Jemima), frozen and refrigerated bagels (Lender’s) and frozen pizza for one (Celeste) categories.

The Duncan Hines Grocery segment is comprised of our Leadership Brands in the baking mixes and frostings (Duncan Hines), shelf-stable pickles (Vlasic), liquid and dry-mix salad dressings (Wish-Bone and Western), and table syrups (Mrs. Butterworth’s and Log Cabin) categories, and our Foundation Brands in the canned meat (Armour, Nalley and Brooks), pie and pastry fillings (Duncan Hines Comstock and Wilderness), and barbecue sauces (Open Pit) categories as well as Canadian operations excluding Garden Protein.

The Company refers to the sum of the Birds Eye Frozen segment and the Duncan Hines Grocery segment as the North America Retail businesses.

The Specialty Foods segment consists of snack products (Tim's Cascade and Snyder of Berlin), foodservice and private label businesses.

Segment performance is evaluated by the Company’s Chief Operating Decision Maker and is based on earnings before interest and taxes. Transfers between segments and geographic areas are recorded at cost plus markup or at market. Identifiable assets are those assets, including goodwill, which are identified with the operations in each segment or geographic region. Corporate assets consist of prepaid and deferred tax assets. Unallocated corporate expenses consist of corporate overhead such as executive management, finance and legal functions.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

	Three months ended
SEGMENT INFORMATION	March 29, 2015	March 30, 2014
Net sales
Birds Eye Frozen	$317,890	$294,278
Duncan Hines Grocery	261,198	264,904
Specialty Foods	86,193	84,857
Total	$665,281	$644,039
Earnings before interest and taxes
Birds Eye Frozen	$43,277	$46,728
Duncan Hines Grocery	43,207	42,673
Specialty Foods	7,700	7,072
Unallocated corporate expenses	(5,715)	(6,382)
Total	$88,469	$90,091
Depreciation and amortization
Birds Eye Frozen	$10,668	$9,949
Duncan Hines Grocery	7,000	6,462
Specialty Foods	3,199	3,969
Total	$20,867	$20,380
Capital expenditures (1)
Birds Eye Frozen	$4,540	$5,981
Duncan Hines Grocery	18,922	14,740
Specialty Foods	3,562	1,967
Total	$27,024	$22,688

NET SALES BY PRODUCT TYPE
Net sales
Frozen	$359,139	$337,234
Meals and Meal Enhancers	208,974	210,700
Desserts	71,854	70,720
Snacks	25,314	25,385
Total	$665,281	$644,039

GEOGRAPHIC INFORMATION
Net sales
United States	$661,167	$639,817
Canada	29,498	20,191
Intercompany	(25,384)	(15,969)
Total	$665,281	$644,039

(1)	Includes new capital leases.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

SEGMENT INFORMATION	March 29, 2015	December 28, 2014
Total assets
Birds Eye Frozen	$2,118,614	$2,123,902
Duncan Hines Grocery	2,621,750	2,612,311
Specialty Foods	344,801	343,177
Corporate	103,526	121,555
Total	$5,188,691	$5,200,945
GEOGRAPHIC INFORMATION
Long-lived assets
United States	$589,755	$592,541
Canada	11,994	13,365
Total	$601,749	$605,906

15. Provision for Income Taxes

The provision for income taxes and related effective tax rates for the three months ended March 29, 2015 and March 30, 2014, respectively, were as follows:

	Three months ended
Provision for Income Taxes	March 29, 2015	March 30, 2014
Current	$6,959	$650
Deferred	18,499	24,352
Total	$25,458	$25,002

Effective tax rate	38.0%	38.0%

Income taxes are accounted for in accordance with the authoritative guidance for accounting for income taxes under which deferred tax assets and liabilities are determined based on the difference between their financial statement basis and tax basis, using enacted tax rates in effect for the year in which the differences are expected to reverse.

During the three months ended March 29, 2015, there were no significant items impacting the provision for income taxes. During the three months ended March 30, 2014, state legislation was enacted which resulted in a benefit of $0.6 million to the provision for income taxes.

The Company regularly evaluates its deferred tax assets for future realization.  A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized.  Changes in valuation allowances from period to period are included in the Company's tax provision in the period of change.

As of March 29, 2015 and March 30, 2014, the Company maintained a valuation allowance for certain state net operating loss (“NOL”) carryovers, state tax credit carryovers and foreign loss carryovers. There was no change in the valuation allowance for either of the three month periods ended March 29, 2015 and March 30, 2014.

The Company is a loss corporation as defined by Internal Revenue Code (“the Code”) Section 382. Section 382 places an annual limitation on our ability to use our Net Operating Loss carryovers (NOLs) and other attributes to reduce future taxable income. The September 12, 2014 secondary offering resulted in an ownership change that placed an annual limitation of approximately $94.0 million on approximately $230.8 million of our federal NOL carryovers which previously were not subject to an annual limitation. The annual limitation which applies to our federal NOLs before the ownership change is approximately $17.0 million to $23.0 million. The Company does not anticipate that the new limitation will impact the realization of the NOL carryovers. Each of the NOL limitations is subject to adjustment for certain built in gain recognition items (as defined in Section 382 of the Code), subject to other rules and restrictions.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

16.    Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs". The new guidance changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The updated guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted for all entities for financial statements that have not been previously issued. The Company is in the process of evaluating this guidance.

In April 2015, the FASB issued ASU No. 2015-04, “Compensation—Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets". The new guidance gives an employer whose fiscal year-end does not coincide with a calendar month-end (e.g., an entity that has a 52- or 53-week fiscal year) the ability, as a practical expedient, to measure defined benefit retirement obligations and related plan assets as of the month-end that is closest to its fiscal year-end. The updated guidance will be effective for annual reporting periods beginning after December 31, 2015, including interim periods within that reporting period. Early application is permitted, and the ASU should be applied prospectively. The Company is in the process of evaluating this guidance.

17. Guarantor and Nonguarantor Statements
The 4.875% Senior Notes are general senior unsecured obligations of Pinnacle Foods Finance, effectively subordinated in right of payment to all existing and future senior secured indebtedness of Pinnacle Foods Finance and guaranteed on a full, unconditional, joint and several basis by the Company and Pinnacle Foods Finance's 100% owned domestic subsidiaries that guarantee other indebtedness of the Company. The indenture governing the 4.875% Senior Notes contains customary exceptions under which a guarantee of a guarantor subsidiary will terminate, including (1) the sale, exchange or transfer (by merger or otherwise) of the capital stock or all of the assets of such guarantor subsidiary, (2) the release or discharge of the guarantee by such guarantor subsidiary of the Amended Credit Agreement or other guarantee that resulted in the creation of the guarantee, (3) the designation of such guarantor subsidiary as an “unrestricted subsidiary” in accordance with the indenture governing the 4.875% Senior Notes and (4) upon the legal defeasance or covenant defeasance or discharge of the indenture governing the 4.875% Senior Notes.
The following condensed consolidating financial information presents:

(1)	(a) Condensed consolidating balance sheets as of March 29, 2015 and December 28, 2014.
(b) The related condensed consolidating statements of operations and comprehensive earnings for the Company, Pinnacle Foods Finance, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Three months ended March 29, 2015; and
ii. Three months ended March 30, 2014.

(c) The related condensed consolidating statements of cash flows for the Company, Pinnacle Foods Finance, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Three months ended March 29, 2015; and
ii. Three months ended March 30, 2014.

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Balance Sheet March 29, 2015

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$—	$37,420	$13,147	$—	$50,567
Accounts receivable, net	—	—	196,957	14,675	—	211,632
Intercompany accounts receivable	89,438	—	628,451	—	(717,889)	—
Inventories, net	—	—	335,050	9,636	—	344,686
Other current assets	—	2,105	6,269	461	—	8,835
Deferred tax assets	—	1,015	103,780	30	—	104,825
Total current assets	89,438	3,120	1,307,927	37,949	(717,889)	720,545
Plant assets, net	—	—	589,755	11,994	—	601,749
Investment in subsidiaries	1,659,799	2,239,394	27,184	—	(3,926,377)	—
Intercompany note receivable	—	2,100,848	7,270	9,800	(2,117,918)	—
Tradenames	—	—	1,996,800	4,661	—	2,001,461
Other assets, net	—	19,518	128,139	1,007	—	148,664
Deferred tax assets	—	309,825	—	—	(309,825)	—
Goodwill	—	—	1,692,714	23,558	—	1,716,272
Total assets	$1,749,237	$4,672,705	$5,749,789	$88,969	$(7,072,009)	$5,188,691
Current liabilities:
Short-term borrowings	$—	$—	$2,263	$—	$—	$2,263
Current portion of long-term obligations	—	5,250	6,640	(74)	—	11,816
Accounts payable	—	—	180,621	4,006	—	184,627
Intercompany accounts payable	—	707,287	—	10,602	(717,889)	—
Accrued trade marketing expense	—	—	37,355	3,720	—	41,075
Accrued liabilities	—	25,565	69,559	2,324	—	97,448
Dividends payable	27,924	—	—	—	—	27,924
Total current liabilities	27,924	738,102	296,438	20,578	(717,889)	365,153
Long-term debt	—	2,260,680	22,657	403	—	2,283,740
Intercompany note payable	—	—	2,082,043	35,875	(2,117,918)	—
Pension and other postretirement benefits	—	—	59,471	—	—	59,471
Other long-term liabilities	—	14,124	24,537	3,543	—	42,204
Deferred tax liabilities	—	—	1,025,249	1,386	(309,825)	716,810
Total liabilities	27,924	3,012,906	3,510,395	61,785	(3,145,632)	3,467,378
Commitments and contingencies (Note 12)
Shareholder’s equity:
Pinnacle common stock	1,174	—	—	—	—	1,174
Additional paid-in-capital	1,365,533	1,366,707	1,289,354	20,476	(2,676,537)	1,365,533
Retained earnings	433,651	340,027	987,391	11,048	(1,338,466)	433,651
Accumulated other comprehensive loss	(46,935)	(46,935)	(37,351)	(4,340)	88,626	(46,935)
Capital stock in treasury, at cost	(32,110)	—	—	—	—	(32,110)
Total Shareholders' equity	1,721,313	1,659,799	2,239,394	27,184	(3,926,377)	1,721,313
Total liabilities and shareholders' equity	$1,749,237	$4,672,705	$5,749,789	$88,969	$(7,072,009)	$5,188,691

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Balance Sheet December 28, 2014

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$—	$32,942	$5,535	$—	$38,477
Accounts receivable, net	—	—	176,822	13,932	—	190,754
Intercompany accounts receivable	89,361	—	575,842	—	(665,203)	—
Inventories, net	—	—	344,589	11,878	—	356,467
Other current assets	—	1,294	6,756	173	—	8,223
Deferred tax assets	—	1,015	120,488	285	—	121,788
Total current assets	89,361	2,309	1,257,439	31,803	(665,203)	715,709
Plant assets, net	—	—	592,541	13,365	—	605,906
Investment in subsidiaries	1,652,475	2,188,789	75,740	—	(3,917,004)	—
Intercompany note receivable	—	2,086,775	7,270	9,800	(2,103,845)	—
Tradenames	—	—	1,951,392	50,482	—	2,001,874
Other assets, net	—	26,757	119,336	11,803	—	157,896
Deferred tax assets	—	307,584	—	—	(307,584)	—
Goodwill	—	—	1,638,946	80,614	—	1,719,560
Total assets	$1,741,836	$4,612,214	$5,642,664	$197,867	$(6,993,636)	$5,200,945
Current liabilities:
Short-term borrowings	$—	$—	$2,396	$—	$—	$2,396
Current portion of long-term obligations	—	5,250	6,746	(80)	—	11,916
Accounts payable	—	—	194,671	3,908	—	198,579
Intercompany accounts payable	—	664,675	—	528	(665,203)	—
Accrued trade marketing expense	—	—	33,039	3,171	—	36,210
Accrued liabilities	—	22,137	73,911	10,440	—	106,488
Dividends payable	27,847	—	—	—	—	27,847
Total current liabilities	27,847	692,062	310,763	17,967	(665,203)	383,436
Long-term debt	—	2,261,397	24,142	445	—	2,285,984
Intercompany note payable	—	—	2,005,593	98,252	(2,103,845)	—
Pension and other postretirement benefits	—	—	61,830	—	—	61,830
Other long-term liabilities	—	6,280	24,368	3,657	—	34,305
Deferred tax liabilities	—	—	1,027,179	1,806	(307,584)	721,401
Total liabilities	27,847	2,959,739	3,453,875	122,127	(3,076,632)	3,486,956
Commitments and contingencies (Note 12)
Shareholder’s equity:
Pinnacle common stock	1,173	—	—	—	—	1,173
Additional paid-in-capital	1,363,129	1,364,302	1,285,084	67,181	(2,716,567)	1,363,129
Retained earnings	419,531	325,907	942,185	10,977	(1,279,069)	419,531
Accumulated other comprehensive loss	(37,734)	(37,734)	(38,480)	(2,418)	78,632	(37,734)
Capital stock in treasury, at cost	(32,110)	—	—	—	—	(32,110)
Total Shareholders' equity	1,713,989	1,652,475	2,188,789	75,740	(3,917,004)	1,713,989
Total liabilities and shareholders' equity	$1,741,836	$4,612,214	$5,642,664	$197,867	$(6,993,636)	$5,200,945

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings For the three months ended March 29, 2015

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$661,167	$29,498	$(25,384)	$665,281
Cost of products sold	—	2	495,386	23,305	(25,129)	493,564
Gross profit	—	(2)	165,781	6,193	(255)	171,717

Marketing and selling expenses	—	—	43,291	3,718	—	47,009
Administrative expenses	—	132	25,940	1,714	—	27,786
Research and development expenses	—	—	2,941	111	—	3,052
Intercompany royalties	—	—	—	6	(6)	—
Intercompany technical service fees	—	—	—	249	(249)	—
Other expense (income), net		1,833	3,566	2	—	5,401
Equity in (earnings) loss of investees	(41,536)	(45,206)	(71)	—	86,813	—
	(41,536)	(43,241)	75,667	5,800	86,558	83,248
Earnings before interest and taxes	41,536	43,239	90,114	393	(86,813)	88,469
Intercompany interest (income) expense	—	(17,178)	16,921	257	—	—
Interest expense	—	21,121	496	11	—	21,628
Interest income	—	—	145	8	—	153
Earnings (loss) before income taxes	41,536	39,296	72,842	133	(86,813)	66,994
Provision (benefit) for income taxes	—	(2,240)	27,636	62	—	25,458
Net earnings (loss)	$41,536	$41,536	$45,206	$71	$(86,813)	$41,536

Total comprehensive earnings (loss)	$32,335	$32,335	$44,411	$(894)	$(75,852)	$32,335

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings For the three months ended March 30, 2014

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$639,817	$20,191	$(15,969)	$644,039
Cost of products sold	—	194	473,945	18,929	(15,690)	477,378
Gross profit	—	(194)	165,872	1,262	(279)	166,661

Marketing and selling expenses	—	271	42,641	1,216	—	44,128
Administrative expenses	—	1,696	23,105	1,176	—	25,977
Research and development expenses	—	41	2,441	—	—	2,482
Intercompany royalties	—	—	—	9	(9)	—
Intercompany technical service fees	—	—	—	270	(270)	—
Other expense (income), net	—	—	3,983	—	—	3,983
Equity in (earnings) loss of investees	(40,748)	(46,403)	1,089	—	86,062	—
	(40,748)	(44,395)	73,259	2,671	85,783	76,570
Earnings before interest and taxes	40,748	44,201	92,613	(1,409)	(86,062)	90,091
Intercompany interest (income) expense	—	(16,890)	16,855	35	—	—
Interest expense	—	23,912	447	8	—	24,367
Interest income	—	—	11	15	—	26
Earnings (loss) before income taxes	40,748	37,179	75,322	(1,437)	(86,062)	65,750
Provision (benefit) for income taxes	—	(3,569)	28,919	(348)	—	25,002
Net (loss) earnings	$40,748	$40,748	$46,403	$(1,089)	$(86,062)	$40,748

Total comprehensive earnings (loss)	$35,667	$35,667	$46,633	$(948)	$(81,352)	$35,667

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Cash Flows For the three months ended March 29, 2015
	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$3,978	$72,661	$(5,642)	$—	$70,997
Cash flows from investing activities
Intercompany accounts receivable/payable	—	(2,666)	(13,713)	—	16,379	—
Investment in Subsidiary	28,353	—	—	—	(28,353)	—
Capital expenditures	—	—	(27,024)	—	—	(27,024)
Net cash (used in) provided by investing activities	28,353	(2,666)	(40,737)	—	(11,974)	(27,024)
Cash flows from financing activities
Proceeds from issuance of common stock	508	—	—	—	—	508
Excess tax benefits on stock-based compensation	802	—	—	—	—	802
Taxes paid related to net share settlement of equity awards	(2,374)	—	—	—	—	(2,374)
Dividends paid	(27,289)	—	—	—	—	(27,289)
Repayments of long-term obligations	—	(1,312)	(896)	—	—	(2,208)
Proceeds from short-term borrowing	—	—	963	—	—	963
Repayments of short-term borrowing	—	—	(1,096)	—	—	(1,096)
Intercompany accounts receivable/payable	—	—	2,666	13,713	(16,379)	—
Parent investment	—	—	(28,353)		28,353	—
Repayment of capital lease obligations	—	—	(730)	—	—	(730)
Net cash (used in) provided by financing activities	(28,353)	(1,312)	(27,446)	13,713	11,974	(31,424)
Effect of exchange rate changes on cash	—	—	—	(459)	—	(459)
Net change in cash and cash equivalents	—	—	4,478	7,612	—	12,090
Cash and cash equivalents - beginning of period	—	—	32,942	5,535	—	38,477
Cash and cash equivalents - end of period	$—	$—	$37,420	$13,147	$—	$50,567

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Cash Flows For the three months ended March 30, 2014

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$(4,503)	$98,937	$(495)	$—	$93,939
Cash flows from investing activities
Intercompany accounts receivable/payable	—	9,891	—	—	(9,891)	—
Capital expenditures	—	—	(22,406)	—	—	(22,406)
Net cash (used in) provided by investing activities	—	9,891	(22,406)	—	(9,891)	(22,406)
Cash flows from financing activities
Proceeds from the issuance of common stock	73	—	—	—	—	73
Dividends paid	—	—	(24,310)	—	—	(24,310)
Repayments of long-term obligations	—	(5,388)	—	—	—	(5,388)
Proceeds from short-term borrowing	—	—	960	—	—	960
Repayments of short-term borrowing	—	—	(978)	—	—	(978)
Intercompany accounts receivable/payable	(73)	—	(9,818)		9,891	—
Repayment of capital lease obligations	—	—	(674)	—	—	(674)
Net cash (used in) provided by financing activities	—	(5,388)	(34,820)	—	9,891	(30,317)
Effect of exchange rate changes on cash	—	—	—	81	—	81
Net change in cash and cash equivalents	—	—	41,711	(414)	—	41,297
Cash and cash equivalents - beginning of period	—	—	104,345	12,394	—	116,739
Cash and cash equivalents - end of period	$—	$—	$146,056	$11,980	$—	$158,036

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in millions, except where noted)

You should read the following discussion of our results of operations and financial condition together with the audited consolidated financial statements appearing in our annual report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on February 24, 2015 and the unaudited Consolidated Financial Statements and the notes thereto included in this quarterly report. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Form 10-K, and the section entitled “Special Note Regarding Forward-Looking Statements” in this report. Actual results may differ materially from those contained in any forward-looking statements.

Overview

We are a leading manufacturer, marketer and distributor of high quality, branded food products in North America. The business is comprised of three segments: Birds Eye Frozen, Duncan Hines Grocery and Specialty Foods. Our Birds Eye Frozen segment is comprised of our Leadership Brands in the retail frozen vegetables (Birds Eye), frozen complete bagged meals (Birds Eye Voila!), plant based protein frozen products (gardein) and frozen prepared seafood (Van de Kamp’s and Mrs. Paul’s) categories, as well as our Foundation Brands in the full-calorie single-serve frozen dinners and entrées (Hungry-Man), frozen pancakes / waffles / French Toast (Aunt Jemima), frozen and refrigerated bagels (Lender’s) and frozen pizza for one (Celeste) categories. Our Duncan Hines Grocery segment is comprised of our Leadership Brands in the baking mixes and frostings (Duncan Hines), shelf-stable pickles (Vlasic), liquid and dry-mix salad dressings (Wish-Bone and Western), and table syrups (Mrs. Butterworth’s and Log Cabin) categories, and our Foundation Brands in the canned meat (Armour, Nalley and Brooks), pie and pastry fillings (Duncan Hines Comstock and Wilderness), and barbecue sauces (Open Pit) categories as well as Canadian operations excluding Garden Protein. We refer to the sum of our Birds Eye Frozen segment and our Duncan Hines Grocery segment as our North America Retail business. Our Specialty Foods segment consists of snack products (Tim’s Cascade and Snyder of Berlin) and our Foodservice and Private Label businesses.
On November 14, 2014, Pinnacle acquired Garden Protein International Inc., ("Garden Protein") the manufacturer of the plant-based protein brand gardein. The brand is an innovator in the fast growing plant-based protein sector, with a line of award-winning frozen products that serve as alternatives for traditional animal-based protein formats, such as chicken strips and tenders, ground beef and fish fillets. As one of the fastest-growing frozen health and wellness brands in the U.S., gardein enjoys exceptional velocity trends across both traditional and non-traditional retailers, including the natural and organic channel.

Segment performance is evaluated by the Company’s Chief Operating Decision Maker and is based on earnings before interest and taxes. Transfers between segments and geographic areas are recorded at cost plus markup or at market. Identifiable assets are those assets, including goodwill, which are identified with the operations in each segment or geographic region. Corporate assets consist of prepaid and deferred tax assets. Unallocated corporate expenses consist of corporate overhead such as executive management and finance and legal functions. Product contribution is defined as gross profit less direct to consumer advertising and marketing expenses, selling commissions and direct brand marketing overhead expenses.
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
Industry Trends
Growth in our industry is driven primarily by population growth, changes in product selling prices and changes in consumption between out-of-home and in-home eating. In the current economic environment, consumers are looking for value alternatives, which has caused an increase in the percentage of products sold on promotion and a shift from traditional retail grocery to mass merchandisers, club stores and dollar store channels. We believe we are well positioned in grocery and non-traditional channels, maintaining strong customer relationships across key retailers in each segment.
In order to maintain and grow our business, we must successfully react to, and offer products that respond to evolving consumer needs, such as changing health trends, the focus on convenience and the growth of smaller households. Incremental growth in the industry is principally driven by product and packaging innovation.

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

•
Administrative expenses. These expenses consist of personnel and facility charges and also include third party professional and other services. Our lean, nimble structure and efficient internal processes have enabled us to consistently hold our overhead costs (i.e., selling, general and administrative expenses, excluding one-time items) below 9% of net sales on an annual basis.

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

Other Factors
Other factors that have influenced our results of operations and may do so in the future include:

•
Interest Expense. Our IPO and debt refinancings have improved our debt profile and significantly reduced our leverage and our expected future interest expense. See Note 1 and Note 9 to the consolidated financial statements included elsewhere in this 10-Q for further details. However, as a result of the Blackstone Transaction, the Birds Eye acquisition and the Wish-Bone acquisition, we still have significant indebtedness. Although we expect to continue to reduce our leverage over time, which includes our July 8, 2014 $200.0 million principal payment of the Tranche G Term Loans, we expect interest expense to continue to be a significant, although declining, component of our expenses. Additionally, as of September 28, 2014, we achieved a total net leverage ratio of less than 4.25:1.0, which resulted in a 25 basis point reduction on the margin on our Amended Credit Agreement. Annual savings of approximately $5.0 million are expected to be realized from the lower rate along with an additional approximately $5.0 million resulting from the July principal payment of $200.0 million. We have maintained our total leverage ratio under 4.25 since that time.

•
Cash Taxes. We have significant tax-deductible intangible asset amortization and federal and state NOLs, which resulted in minimal federal and state cash taxes in recent years. We expect continued amortization and utilization of our NOLs will significantly reduce our federal and state income tax payments through 2015 and generate modest annual cash tax savings thereafter.

Seasonality
Our sales and cash flows are affected by seasonal cyclicality. Sales of frozen foods, including frozen vegetables and frozen complete bagged meals, tend to be marginally higher during the winter months. Seafood sales peak during Lent, in advance of the Easter holiday. Sales of pickles, relishes, barbecue sauces, potato chips and salad dressings tend to be higher in the spring and summer months, and demand for Duncan Hines products, Birds Eye vegetables and our pie and pastry fruit fillings tend to be higher around the Easter, Thanksgiving, and Christmas holidays. Since many of the raw materials we process under the Birds Eye, Vlasic, Duncan Hines Comstock and Wilderness brands are agricultural crops, production of these products is predominantly seasonal, occurring during and immediately following the purchase of such crops. We also increase our Duncan Hines inventories in advance of the peak fall selling season. As a result, our inventory levels tend to be higher during August, September, and October, and thus we require more working capital during these months. Typically, we are a seasonal net user of cash in the third quarter of the calendar year.

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

Results of Operations:
Consolidated Statements of Operations
The following tables set forth our statement of operations data expressed in dollars and as a percentage of net sales.

	Three months ended
	March 29, 2015		March 30, 2014
Net sales	$665.3	100.0%	$644.0	100.0%
Cost of products sold	493.6	74.2%	477.4	74.1%
Gross profit	171.7	25.8%	166.6	25.9%

Marketing and selling expenses	$47.0	7.1%	$44.1	6.9%
Administrative expenses	27.8	4.2%	26.0	4.0%
Research and development expenses	3.1	0.5%	2.5	0.4%
Other expense (income), net	5.4	0.8%	4.0	0.6%
	$83.2	12.5%	$76.6	11.9%
Earnings before interest and taxes	$88.5	13.3%	$90.1	14.0%

	Three months ended
	March 29, 2015	March 30, 2014
Net sales
Birds Eye Frozen	$317.9	$294.3
Duncan Hines Grocery	261.2	264.9
North America Retail	579.1	559.2

Specialty Foods	86.2	84.9
Total	$665.3	$644.0

Earnings before interest and taxes
Birds Eye Frozen	$43.3	$46.7
Duncan Hines Grocery	43.2	42.7
Specialty Foods	7.7	7.1
Unallocated corporate expenses	(5.7)	(6.4)
Total	$88.5	$90.1

Depreciation and amortization
Birds Eye Frozen	$10.7	$9.9
Duncan Hines Grocery	7.0	6.5
Specialty Foods	3.2	4.0
Total	$20.9	$20.4

Adjustments to Earnings before Interest and Taxes and Depreciation and Amortization used in the calculation of Adjusted EBITDA as described below in the "Covenant Compliance" section, by Segment, are as follows:

	Three months ended
	March 29, 2015	March 30, 2014
Adjustments to Earnings before interest and taxes
Birds Eye Frozen	$3.5	$0.4
Duncan Hines Grocery	3.4	2.2
Specialty Foods	0.1	0.1

Three months ended March 29, 2015 compared to the three months ended March 30, 2014
Net sales
Net sales for the three months ended March 29, 2015 increased $21.2 million or 3.3% versus year-ago to $665.3 million, reflecting a 2.4% increase from the benefit of the Garden Protein acquisition, higher net price realization of 0.8%, due to the timing of new product introductory costs, and a 0.4% increase from volume/mix. The period also was impacted by unfavorable foreign currency translation of 0.3%. The earlier timing of the Easter holiday in 2015, which shifted sales into the first quarter from the second quarter, favorably impacted the net sales comparison by approximately 1%.
Net sales in our North America Retail businesses for the first quarter increased 3.6% versus year-ago to $579.1 million, reflecting a 2.8% increase from the Garden Protein acquisition, higher net price realization of 0.8% and a 0.4% increase from volume/mix. Also impacting the comparison was unfavorable foreign currency translation of 0.4%. The North America Retail business net sales included an approximately 1% benefit resulting from the earlier Easter holiday in 2015. In an industry generally marked by low growth and a price sensitive consumer environment, we continue to outpace the performance of our composite categories, with market share growth of 0.4 percentage points in the quarter.
Birds Eye Frozen Segment:
Net sales in the three months ended March 29, 2015 increased 8.0% versus year-ago to $317.9 million, reflecting a 5.2% increase from the Garden Protein acquisition, a 1.8% increase from volume/mix and higher net price realization of 1.0%, primarily driven by the timing of new product introductory costs. In addition to gardein, the current period benefited from strong sales of our Birds Eye frozen vegetables including the impact of the earlier Easter holiday and double-digit sales growth of Birds Eye Voila! complete bagged meals, reflecting distribution expansion and continued strength of the brand. Also impacting the quarter was the growth of Mrs. Paul’s and Van de Kamp’s frozen prepared seafood, including the benefit of the introduction during the quarter of flavor encrusted fillet varieties. Partially offsetting this growth were lower sales of the Foundation brands.
Duncan Hines Grocery Segment:
Net sales in the three months ended March 29, 2015 were $261.2 million, a decline of 1.4%, reflecting higher net price realization of 0.5% largely due to the timing of new product introductory costs more than offset by a 1.2% decrease from volume/mix and unfavorable foreign currency translation of 0.7%. During the quarter we realized increased sales of our Duncan Hines products partially driven by the impact of the earlier Easter holiday, Vlasic pickles which included the benefit of our new Bold and Spicy varieties launched in 2014 and our Log Cabin and Mrs. Butterworth's syrups. These increases were more than offset by lower net sales of our Canadian operations, including the unfavorable impact from foreign exchange and lower sales of our canned meat businesses.

Specialty Foods Segment:
Net sales in the three months ended March 29, 2015 were $86.2 million, an increase of 1.6%, reflecting higher net pricing of 1.1% and a 0.5% increase from volume/mix. This increase was primarily driven by increased sales of private label canned meat.
Gross profit
Gross profit for the three months ended March 29, 2015 was $171.7 million, or 25.8% of net sales, compared to $166.6 million, or 25.9% of net sales, in the comparable prior year period. Impacting gross profit in the first quarter of 2015 were higher acquisition integration costs and employee incentives resulting from the termination of the Hillshire merger agreement. Excluding these and other items affecting comparability, gross profit advanced 3.9% and gross profit percentage increased 15 basis points largely due to productivity, higher net price realization and favorable product mix almost entirely offset by inflation.
The following table outlines the factors resulting in the year on year change in gross profit and gross margin percentage in the three months ended March 29, 2015.

	$ (in millions)	% Net sales
Productivity	$14.0	2.1%
Favorable product mix	5.0	0.4
Higher net price realization, including slotting	5.2	0.6
Inflation	(17.0)	(2.6)
Employee incentives resulting from the termination of the Hillshire merger agreement	(1.1)	(0.2)
Acquisition integration and restructuring costs	(0.9)	(0.1)
Higher depreciation expense	(0.8)	(0.1)
Other	(1.8)	(0.2)
Subtotal	$2.6	(0.1)%
Higher sales volume	2.5
Total	$5.1

Marketing and selling expenses
Marketing and selling expenses increased 6.5% to $47.0 million, or 7.1% of net sales, for the three months ended March 29, 2015, compared to $44.1 million, or 6.9% of net sales for the prior year period. The increase primarily reflected increased investment in consumer marketing, particularly for Birds-Eye and higher personnel expenses as a result of the Garden Protein acquisition.
Administrative expenses
Administrative expenses were $27.8 million, or 4.2% of net sales, for the three months ended March 29, 2015, compared to $26.0 million, or 4.0% of net sales, for the comparable prior year period. The increase primarily reflected higher personnel expenses as a result of the Garden Protein acquisition and higher depreciation expense.

Research and development expenses:
Research and development expenses were $3.1 million, or 0.5% of net sales, for the three months ended March 29, 2015 compared to $2.5 million, or 0.4% of net sales, for the prior year period. The increase primarily reflected higher personnel expense including the impact from the Garden Protein acquisition.

Other income and expense

	Three months ended
	March 29, 2015	March 30, 2014
Other expense (income), net consists of:
Amortization of intangibles/other assets	$3.4	$4.2
Unrealized foreign exchange losses	2.3	—
Royalty income and other	(0.2)	(0.2)
Total other expense (income), net	$5.4	$4.0

Unrealized foreign exchange losses. Represents foreign exchange losses from intra-entity loans resulting from the Garden Protein acquisition that are anticipated to be settled in the foreseeable future.

Earnings before interest and taxes

Earnings before interest and taxes for the three months ended March 29, 2015 were $88.5 million, a decline of 1.8%, or $1.6 million. Impacting the three months ended March 29, 2015 and March 30, 2014 were $7.0 million and $2.7 million, respectively, of charges affecting comparability. The increase in these charges primarily resulted from $2.3 million of unrealized foreign exchange losses and $1.6 million of employee incentives resulting from the termination of the Hillshire merger agreement. Excluding items affecting comparability, Earnings before interest and taxes increased $2.8 million, or 3.0%, primarily resulting from increased gross profit, partially offset by higher marketing and selling expenses.

Birds Eye Frozen Segment:
Earnings before interest and taxes for the three months ended March 29, 2015 were $43.3 million, a decline of 7.4%, or $3.5 million, as compared to the year-ago period, including $2.3 million of unrealized foreign exchange losses. Also impacting the comparison were higher logistics and protein costs, and higher marketing investment, particularly for our Birds-Eye products, partially offset by the net sales growth and productivity savings.

Duncan Hines Grocery Segment:
Earnings before interest and taxes increased 1.3%, or $0.5 million, versus year-ago to $43.2 million for the three months ended March 29, 2015, primarily reflecting improved gross profit driven by productivity savings, favorable product mix and lower consumer marketing partially offset by the impacts of the net sales decline and higher logistics and protein costs.
Specialty Foods Segment:
Earnings before interest and taxes increased 8.9%, or $0.6 million, versus year-ago to $7.7 million for the three months ended March 29, 2015, primarily reflecting the growth in net sales and lower intangible amortization, partially offset by higher logistics costs.

Unallocated corporate expense:
Unallocated corporate expense for the three months ended March 29, 2015 was $5.7 million, as compared to $6.4 million in the year ago period. The change primarily reflected higher equity based compensation expense in the year ago period.

Interest expense, net

Net interest expense decreased 11.8%, or $2.9 million, to $21.5 million in the three months ended March 29, 2015, compared to $24.3 million in the three months ended March 30, 2014. The decrease resulted from lower outstanding debt balances driven by our July 2014 $200.0 million principal payment as well as twenty five basis point lower rates on our term loans due to the benefit of our improved net leverage ratio.

We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements, excluding the AOCL portion, are recorded as an adjustment to interest expense. Included in net interest expense was $0.4 million for the first quarter of 2015, recorded from losses on interest rate swap agreements.

Provision (benefit) for income taxes

The effective tax rate was 38.0% for the three months ended March 29, 2015 and March 30, 2014. For the three months ended March 29, 2015 and March 30, 2014, we maintained a valuation allowance against certain state net operating loss carryovers, state tax credit carryovers, and foreign loss carryovers. There was no change in the valuation allowance for either of the respective three-month reporting periods.
Under Internal Revenue Code (“the Code”) Section 382, the Company is a loss corporation. Section 382 of the Code places limitations on our ability to use our Net Operating Loss carryovers (NOLs) to offset taxable income. The ownership change in the third quarter of 2014 placed an annual limitation of approximately $94.0 million on approximately $230.8 million of our federal NOL carryovers which previously were not subject to an annual limitation. The annual Federal NOL limitation that applies to our NOLs before the ownership change is approximately $17.0 million to $23.0 million. We do not anticipate that this new limitation will impact our realization of our NOL carryovers. Each of the NOL limitations is subject to adjustment for certain built in gain recognition items (as defined in Section 382 of the Code), subject to other rules and restrictions.
We have significant tax-deductible intangible asset amortization and federal and state NOLs, which resulted in minimal federal and state cash taxes in recent years. We expect continued amortization and utilization of our NOLs will significantly reduce our federal and state cash income tax payments through 2015 and generate modest annual cash tax savings thereafter.

Liquidity and Capital Resources

Historical
Our cash flows are seasonal. Typically we are a net user of cash in the third quarter of the calendar year (i.e., the quarter ending in September) and a net generator of cash over the balance of the year.
Our principal liquidity requirements have been, and we expect will be, for working capital and general corporate purposes, including capital expenditures, debt service and our quarterly dividend program. Currently, the quarterly payment is $0.235 per share, or approximately $28 million per quarter. Capital expenditures are expected to be approximately $100 to $110 million in 2015. We have historically satisfied our liquidity requirements with internally generated cash flows and availability under our revolving credit facility. We expect that our ability to generate cash from our operations and ability to borrow from our credit facilities should be sufficient to support working capital needs, planned growth, capital expenditures, debt service and dividends for the next 12 months and for the foreseeable future. We have cash in foreign accounts, primarily related to the operations of our Canadian businesses. Tax liabilities related to bringing these funds back into the United States would not be significant and have been accrued.
Statements of cash flows for the three months ended March 29, 2015 compared to the three months ended March 30, 2014
For the three months ended March 29, 2015, net cash flow increased $12.1 million compared to an increase in net cash flow of $41.3 million for the three months ended March 30, 2014.

Net cash provided by operating activities was $71.0 million for the three months ended March 29, 2015, and was the result of net earnings, excluding non-cash charges and credits, of $86.1 million and an increase in working capital of $15.1 million. The increase in working capital was primarily the result of a $20.9 million increase in accounts receivable driven by the timing of sales. The aging profile of accounts receivable has not changed significantly from December 2014. Also impacting working capital was a $8.6 million decrease in accrued liabilities, primarily attributable to a lower bonus accrual resulting from the 2014 bonus being paid in March 2015 and a $1.8 million decrease in accounts payable. These were partially offset by a $10.9 million decrease in inventories resulting from the sell-down of the seasonal build from December 2014 and a $5.1 million increase in accrued trade marketing expense driven by the seasonality of our marketing programs. All other working capital accounts generated a net $0.2 million cash inflow.

Net cash provided by operating activities was $93.9 million for the three months ended March 30, 2014 and was the result of net earnings, excluding non-cash charges and credits, of $87.4 million and a decrease in working capital of $6.5 million. The decrease in working capital was primarily the result of a $22.0 million decrease in inventories resulting from the sell-down of the seasonal inventory build from December 2013, a $12.0 million increase in accounts payable related to both Wish-Bone and the timing of our inventory purchases and a $3.2 million increase in accrued trade marketing expense driven by the seasonality of our marketing programs. These were partially offset by a $21.2 million increase in accounts receivable driven by the timing of sales and a $9.1 million decrease in accrued liabilities primarily attributable to a lower bonus accrual resulting from the 2013 bonus being paid in March 2014. All other working capital accounts generated a net $0.3 million cash outflow.

Net cash used in investing activities was $27.0 million, for the three months ended March 29, 2015 and was related to capital expenditures. Capital expenditures during the first three months of 2015 included approximately $4.3 million of costs related to our acquisition integration projects.

Net cash used in investing activities was $22.4 million for the three months ended March 30, 2014 and was related to capital expenditures. Capital expenditures during the first three months of 2014 included approximately $10.4 million of costs related to our acquisition integration projects.

Net cash used by financing activities for the three months ended March 29, 2015 was $31.4 million and consisted of $27.3 million of dividends paid, $2.2 million of term loan repayments, $1.1 million of net cash outflows related to our equity based compensation plans and $0.8 million of net capital leases and notes payable activity.

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
Amended Credit Agreement
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

4.875% Senior Notes

The 4.875% Senior Notes are general senior unsecured obligations, effectively subordinated in right of payment to all of our existing and future secured indebtedness, and guaranteed on a full, unconditional, joint and several basis by the Company and Pinnacle Foods Finance's wholly-owned domestic subsidiaries that guarantee our other indebtedness.
The indenture governing the 4.875% Senior Notes limits our (and our restricted subsidiaries’) ability to, subject to certain exceptions:

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

Covenant Compliance EBITDA

The Company's metric of Adjusted EBITDA, which is used in creating targets for the bonus portion of our compensation plan, is substantially equivalent to Covenant Compliance EBITDA under our debt agreements. We define Adjusted EBITDA as earnings before interest expense, taxes, depreciation and amortization, further adjusted to exclude non-cash items, extraordinary, as defined, unusual or non-recurring items and other adjustment items (“Adjusted EBITDA”).

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
In addition, under the Amended Credit Agreement and the indenture governing the 4.875% Senior Notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Senior Secured Leverage Ratio (which is currently the same as the ratio of Net First Lien Secured Debt to Covenant Compliance EBITDA described above), in the case of the Amended Credit Agreement, or to the ratio of Covenant Compliance EBITDA to fixed charges for the most recently concluded four consecutive fiscal quarters, in the case of the 4.875% Senior Notes. We believe that these covenants are material terms of these agreements and that information about the covenants is material to an investor's understanding our financial performance. As of March 29, 2015, we were in compliance with all covenants and other obligations under the Amended Credit Agreement and the indenture governing the 4.875% Senior Notes.
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
The following table provides a reconciliation from our net earnings to EBITDA and Covenant Compliance EBITDA for the three months ended March 29, 2015 and March 30, 2014, and the fiscal year ended December 28, 2014. The terms and related calculations are defined in the Amended Credit Agreement and the indenture governing the 4.875% Senior Notes.

(thousands of dollars)	Three months ended		Fiscal Year Ended
	March 29, 2015	March 30, 2014	December 28, 2014
Net earnings	$41,536	$40,748	$248,418
Interest expense, net	21,475	24,341	96,053
Income tax expense	25,458	25,002	167,800
Depreciation and amortization expense	20,867	20,380	80,627
EBITDA	$109,336	$110,471	$592,898
Non-cash items (a)	3,735	422	41,022
Acquisition, merger and other restructuring charges (b)	3,271	2,203	(130,050)
Other adjustment items (c)	—	—	169
Adjusted EBITDA	$116,342	$113,096	$504,039
Wish-Bone and Gardein Protein acquisition adjustments (1)	3,000	3,319	25,260
Non-cash equity-based compensation charges (2)	1,902	2,112	8,762
Covenant Compliance EBITDA	$121,244	$118,527	$538,061
Last twelve months Covenant Compliance EBITDA	$540,778

(1)
For the three months ended March 29, 2015, represents the net cost savings projected to be realized from acquisition synergies from both the Garden Protein and Wish-Bone acquisitions, calculated consistent with the definition of Covenant Compliance EBITDA. For both the three months ended March 30, 2014 and fiscal 2014, represents proforma additional EBITDA from Garden Protein for the period of fiscal 2014 prior to the acquisition and the net cost savings projected to be realized from acquisition synergies from both the Garden Protein and Wish-Bone acquisitions, calculated consistent with the definition of Covenant Compliance EBITDA.

(2)
Represents non-cash compensation charges related to the granting of equity awards that occur in the normal course of business. Awards that were issued as a result of the termination of the Hillshire merger agreement and awards that vested as a result of the Liquidity Event are being treated as an adjustment in the determination of Adjusted EBITDA. See Non-cash items below for details. For the three months ended March 30, 2014 and for fiscal 2014 includes $1.0 million of expense related to the CEO's transaction incentive award from the succesful completion of the IPO.

(a)	Non-cash items are comprised of the following:

(thousands of dollars)	Three months ended		Fiscal Year Ended
	March 29, 2015	March 30, 2014	December 28, 2014
Unrealized (gains) losses resulting from hedging activities (1)	$(110)	$422	$12,542
Effects of adjustments related to the application of purchase accounting (2)	—	—	636
Non-cash compensation charges (3)	1,567	—	27,189
Unrealized foreign exchange losses (4)	2,278	—	655
Total non-cash items	$3,735	$422	$41,022
 _________________

(1)	Represents non-cash gains and losses resulting from mark-to-market adjustments of obligations under derivative contracts.

(2)	For fiscal 2014, represents expense related to the write-up to fair market value of inventories acquired as a result of the Garden Protein acquisition.

(3)
For the three months ended March 29, 2015, represents non-cash employee incentives and retention charges resulting from the termination of the Hillshire merger agreement. For fiscal 2014, represents non-cash employee incentives and retention charges resulting from the termination of the Hillshire merger agreement and equity based compensation charges resulting from the Liquidity event.

(4)	Represents foreign exchange losses resulting from intra-entity loans that are anticipated to be settled in the foreseeable future.

(b)	Acquisition, merger and other restructuring charges are comprised of the following:

(thousands of dollars)	Three months ended		Fiscal Year Ended
	March 29, 2015	March 30, 2014	December 28, 2014
Expenses in connection with an acquisition or other non-recurring merger costs (1)	$768	$—	$(144,526)
Restructuring charges, integration costs and other business optimization expenses (2)	2,503	1,778	11,011
Employee severance (3)	—	425	3,465
Total acquisition, merger and other restructuring charges	$3,271	$2,203	$(130,050)
_________________

(1)
For the three months ended March 29, 2015, represents expenses related to the secondary offering of common stock and employee incentives incurred related to the terminated agreement previously in place with Hillshire. For fiscal 2014, primarily represents receipt of Hillshire merger termination fee, net of professional fees and employee incentives incurred related to the terminated agreement previously in place with Hillshire. Also, includes expenses related to secondary offerings of common stock during 2014.

(2)
For the three months ended March 29, 2015, primarily represents integration costs of the Garden Protein and Wish-Bone acquisitions. For the three months ended March 30, 2014, represents restructuring related charges related to the closure of our Millsboro, DE facility, and integration costs of the Wish-Bone acquisition and the Duncan Hines manufacturing business located in Centralia, Illinois. For fiscal 2014, represents integration costs of the Wish-Bone and Gilster acquisitions and a gain from the sale of our Millsboro, DE facility in September 2014.

(3)	Represents severance costs paid, or to be paid, to terminated employees.

(c)	Other adjustment items are comprised of the following:

(thousands of dollars)	Three months ended		Fiscal Year Ended
	March 29, 2015	March 30, 2014	December 28, 2014
Other	—	—	169
Total other adjustments	$—	$—	$169
_________________
Our covenant requirements and actual ratios for the twelve months ended March 29, 2015 are as follows:

	Covenant Requirement	Actual Ratio
Amended Credit Agreement
Net First Lien Leverage Ratio (1)	5.75 to 1.00	3.51
Total Leverage Ratio (2)	Not applicable	4.18
Senior Notes (3)
Minimum Covenant Compliance EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions (4)	2.00 to 1.00	6.13
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

(2)
The Total Leverage Ratio is not a financial covenant but is used to determine the applicable margin rate under the Amended Credit Agreement. As of September 28, 2014, we achieved a total net leverage ratio of less than 4.25:1.0, and maintained it at March 29, 2015, which resulted in a 25 basis point reduction on the margin on our Amended Credit Agreement. The Total Leverage Ratio is calculated by dividing consolidated total debt less the aggregate amount of all unrestricted cash and cash equivalents by Covenant Compliance EBITDA.

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
The following table provides a reconciliation from our gross profit to Adjusted Gross Profit for the three months ended March 29, 2015 and March 30, 2014, and the fiscal year ended December 28, 2014.

(thousands of dollars)	Three months ended		Fiscal Year Ended
	March 29, 2015	March 30, 2014	December 28, 2014
Gross profit	$171,717	$166,661	$681,198
Non-cash items (a)	844	422	17,856
Acquisition, merger and other restructuring charges (b)	2,619	1,555	12,247
Adjusted Gross Profit	$175,180	$168,638	$711,301

% of Net Sales	26.3%	26.2%	27.5%

(a)	Non-cash items are comprised of the following:

(thousands of dollars)	Three months ended		Fiscal Year Ended
	March 29, 2015	March 30, 2014	December 28, 2014
Unrealized losses (gains) resulting from hedging activities (1)	$(110)	$422	$12,542
Effects of adjustments related to the application of purchase accounting (2)	—	—	636
Non-cash compensation charges (3)	954	—	4,678
Non-cash items	$844	$422	$17,856

 _________________

(1)	Represents non-cash gains and losses resulting from mark-to-market obligations under derivative contracts.

(2)	For fiscal 2014, represents expense related to the write-up to fair market value of inventories acquired as a result of the Garden Protein acquisition.

(3)	Represents non-cash employee incentives and retention charges resulting from the termination of the Hillshire merger agreement.

(b)	Acquisition, merger and other restructuring charges are comprised of the following:

(thousands of dollars)	Three months ended		Fiscal Year Ended
	March 29, 2015	March 30, 2014	December 28, 2014
Expenses in connection with an acquisition or other non-recurring merger costs (1)	$130	$—	$855
Restructuring charges, integration costs and other business optimization expenses (2)	2,489	1,555	10,697
Employee severance and recruiting (3)	—	—	695
Total acquisition, merger and other restructuring charges	$2,619	$1,555	$12,247

 _________________

(1)	For the three months ended March 29, 2015 and for fiscal 2014, represents expenses incurred related to the terminated agreement with Hillshire.

(2)
For the three months ended March 29, 2015, primarily represents integration costs of the Garden Protein and Wish-Bone acquisitions. For the three months ended March 30, 2014, represents restructuring related charges related to the closure of our Millsboro, DE facility, and integration costs of the Wish-Bone acquisition and the Duncan Hines manufacturing business located in Centralia, Illinois. For fiscal 2014, represents integration costs of the Wish-Bone and Gilster acquisitions and a gain from the sale of our Millsboro, DE facility in September 2014.

(3)	Represents severance costs paid or accrued to terminated employees.

Contractual Commitments

Our contractual commitments consist mainly of payments related to long-term debt and related interest, operating and capital lease payments, certain take-or-pay arrangements entered into as part of the normal course of business and pension obligations. Refer to the “Contractual Commitments” section of the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K filed with the SEC on February 24, 2015 for details on our contractual obligations and commitments.

Off-Balance Sheet Arrangements

As of March 29, 2015, we did not have any off-balance sheet obligations.

Critical Accounting Policies and Estimates

We have disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Form 10-K filed on February 24, 2015, those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no material changes to those policies that we consider to be significant since the filing of the 10-K. We believe that the accounting principles utilized in preparing our unaudited consolidated financial statements conform in all material respects to GAAP.

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
FINANCIAL INSTRUMENTS
Risk Management Strategy
We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates, foreign exchange rates or commodity prices. Please refer to Note 11 of the Consolidated Financial Statements "Financial Instruments" for additional details regarding our derivatives and refer to Note 9 of the Consolidated Financial Statements "Debt and Interest Expense" for additional details regarding our debt instruments. There were no significant changes in our exposures to market risk since December 28, 2014.
See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” included in our Form 10-K filed on February 24, 2015.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 29, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective at a level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 29, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1:    LEGAL PROCEEDINGS

No material legal proceedings are currently pending.

ITEM 1A:    RISK FACTORS

Our risk factors are summarized under the “Risk Factors” section of our Form 10-K filed on February 24, 2015. There have been no material changes to our risk factors since the filing of the Form 10-K.

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
There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth in our Form 10-K filed with the SEC on February 24, 2015 under the section entitled “Risk Factors,” the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this report and the following risks, uncertainties and factors:

•	competition;

•	our ability to predict, identify, interpret and respond to changes in consumer preferences;

•	the loss of any of our major customers;

•	our reliance on a single source provider for the manufacturing, co-packing and distribution of many of our products;

•	fluctuations in the price and supply of food ingredients, packaging materials and freight;

•	volatility in commodity prices and our failure to mitigate the risks related to commodity price fluctuation and foreign exchange risk through the use of derivative instruments;

•	costs and timeliness of integrating future acquisitions or our failure to realize anticipated cost savings, revenue enhancements or other synergies therefrom;

•	litigation or claims regarding our intellectual property rights or termination of our material licenses;

•	our ability to drive revenue growth in our key product categories or to add products that are in faster growing and more profitable categories;

•	potential product liability claims;

•	seasonality;

•	the funding of our defined benefit pension plans;

•	changes in our collective bargaining agreements or shifts in union policy;

•	changes in the cost of compliance with laws and regulations, including environmental, worker health and workplace safety laws and regulations;

•	our failure to comply with U.S Food & Drug Administration, U.S. Department of Agriculture or Federal Trade Commission regulations and the impact of governmental budget cuts;

•	disruptions in our information technology systems;

•	future impairments of our goodwill and intangible assets;

•	difficulty in the hiring or the retention of key management personnel; and

•	changes in tax statutes, tax rates, or case laws which impact tax positions we have taken.
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

PINNACLE FOODS INC.

By:	/s/ Craig Steeneck
Name:	Craig Steeneck
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Authorized Officer)
Date:	April 30, 2015

PINNACLE FOODS INC.
Exhibit Index

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference from Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Pinnacle Foods Inc.		8-K	3.1	4/3/13
3.2	Amended and Restated Bylaws of Pinnacle Foods Inc.		8-K	3.2	4/3/13
4.1	Form of Stock Certificate for Common Stock		S-1/A	4.1	3/6/13
10.1*	Form of Performance Share Agreement under the 2013 Omnibus Incentive Plan	X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer	X
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2**	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)	X
99.1	Section 13(r) Disclosure	X
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