Form 10-Q
period 2015-06-28
Pinnacle Foods Inc.
filed 2015-07-31
CIK 1564822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2015
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

The Registrant had 116,586,619 shares of common stock, $0.01 par value, outstanding at July 28, 2015.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(thousands, except per share amounts)

	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net sales	$631,746	$617,800	$1,297,027	$1,261,839
Cost of products sold	462,637	455,583	956,201	932,961
Gross profit	169,109	162,217	340,826	328,878

Marketing and selling expenses	45,698	47,970	92,707	92,098
Administrative expenses	27,665	24,618	55,451	50,595
Research and development expenses	3,589	2,876	6,641	5,358
Other expense (income), net	2,342	4,843	7,743	8,826
	79,294	80,307	162,542	156,877
Earnings before interest and taxes	89,815	81,910	178,284	172,001
Interest expense	22,187	24,524	43,815	48,891
Interest income	12	32	165	58
Earnings before income taxes	67,640	57,418	134,634	123,168
Provision for income taxes	23,961	21,834	49,419	46,836
Net earnings	$43,679	$35,584	$85,215	$76,332

Net earnings per share
Basic	$0.38	$0.31	$0.73	$0.66
Weighted average shares outstanding - basic	116,031	115,690	115,968	115,641
Diluted	$0.37	$0.30	$0.73	$0.65
Weighted average shares outstanding - diluted	117,281	116,901	117,158	116,794
Dividends declared	$0.235	$0.21	$0.47	$0.42
See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (unaudited)
(thousands)

	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net earnings	$43,679	$35,584	$85,215	$76,332
Other comprehensive earnings (loss)
Foreign currency translation	623	235	(1,938)	(239)
Net gain (loss) on financial instrument contracts	2,254	(12,481)	(10,362)	(20,222)

Reclassifications into earnings:
Financial instrument contracts	402	(183)	91	(555)
Loss on pension actuarial assumption adjustments	244	32	519	175

Tax (provision) benefit on other comprehensive earnings (loss)	(1,487)	4,665	4,529	8,028
Total other comprehensive earnings (loss) - net of tax	2,036	(7,732)	(7,161)	(12,813)
Total comprehensive earnings	$45,715	$27,852	$78,054	$63,519

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
(thousands, except share and per share amounts)

	June 28, 2015	December 28, 2014
Current assets:
Cash and cash equivalents	$53,356	$38,477
Accounts receivable, net of allowances of $6,936 and $6,801, respectively	194,472	190,754
Inventories	365,547	356,467
Other current assets	10,375	8,223
Deferred tax assets	88,778	121,788
Total current assets	712,528	715,709
Plant assets, net of accumulated depreciation of $383,927 and $349,639, respectively	608,905	605,906
Tradenames	2,001,579	2,001,874
Other assets, net	145,315	157,896
Goodwill	1,716,869	1,719,560
Total assets	$5,185,196	$5,200,945

Current liabilities:
Short-term borrowings	$1,794	$2,396
Current portion of long-term obligations	11,313	11,916
Accounts payable	176,645	198,579
Accrued trade marketing expense	31,358	36,210
Accrued liabilities	98,538	106,488
Dividends payable	28,059	27,847
Total current liabilities	347,707	383,436
Long-term debt (includes $24,834 and $47,315 owed to related parties, respectively)	2,281,484	2,285,984
Pension and other postretirement benefits	58,608	61,830
Other long-term liabilities	36,921	34,305
Deferred tax liabilities	715,825	721,401
Total liabilities	3,440,545	3,486,956
Commitments and contingencies (Note 13)
Shareholders' equity:
Pinnacle preferred stock: $.01 per share, 50,000,000 shares authorized, none issued	—	—
Pinnacle common stock: par value $.01 per share, 500,000,000 shares authorized; issued 117,584,434 and 117,293,745, respectively	1,176	1,173
Additional paid-in-capital	1,370,689	1,363,129
Retained earnings	449,791	419,531
Accumulated other comprehensive loss	(44,895)	(37,734)
Capital stock in treasury, at cost, 1,000,000 common shares	(32,110)	(32,110)
Total shareholders' equity	1,744,651	1,713,989
Total liabilities and shareholders' equity	$5,185,196	$5,200,945

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands)

	Six months ended
	June 28, 2015	June 29, 2014
Cash flows from operating activities
Net earnings	$85,215	$76,332
Non-cash charges (credits) to net earnings
Depreciation and amortization	43,157	39,958
Amortization of discount on term loan	1,190	1,267
Amortization of debt acquisition costs	1,940	2,056
Change in value of financial instruments	(4,566)	497
Equity-based compensation charge	8,062	4,448
Pension expense, net of contributions	(2,704)	(5,622)
Other long-term liabilities	(638)	(10)
Unrealized foreign exchange losses	1,578	—
Deferred income taxes	33,123	45,438
Changes in working capital
Accounts receivable	(4,528)	(8,367)
Inventories	(9,652)	33,252
Accrued trade marketing expense	(4,668)	(5,177)
Accounts payable	(15,049)	13,840
Accrued liabilities	(5,769)	(9,477)
Other current assets	(2,257)	(1,881)
Net cash provided by operating activities	124,434	186,554
Cash flows from investing activities
Business acquisition activity	1,102	(11,769)
Capital expenditures	(48,168)	(56,210)
Net cash used in investing activities	(47,066)	(67,979)
Cash flows from financing activities
Repayments of long-term obligations	(4,422)	(11,360)
Proceeds from short-term borrowings	1,710	1,773
Repayments of short-term borrowings	(2,312)	(2,185)
Repayment of capital lease obligations	(1,871)	(1,755)
Dividends paid	(54,747)	(48,635)
Net proceeds from issuance of common stock	824	165
Excess tax benefits on equity-based compensation	1,076	786
Taxes paid related to net share settlement of equity awards	(2,401)	(3,061)
Debt acquisition costs	—	(214)
Net cash used in financing activities	(62,143)	(64,486)
Effect of exchange rate changes on cash	(346)	6
Net change in cash and cash equivalents	14,879	54,095
Cash and cash equivalents - beginning of period	38,477	116,739
Cash and cash equivalents - end of period	$53,356	$170,834

Supplemental disclosures of cash flow information:
Interest paid	$39,453	$45,375
Interest received	165	58
Income taxes paid	17,341	3,656
Non-cash investing and financing activities:
New capital leases	—	282
Dividends payable	28,059	25,746

Accrued additions to Plant assets at June 28, 2015 were $17,767. As of June 29, 2014, they were not significant.
See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
(thousands, except share and per share amounts)

	Common Stock		Treasury Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 29, 2013	117,231,853	$1,172	—	$—	$1,328,847	$275,519	$(7,497)	$1,598,041
Equity-based compensation plans	71,323	1			2,338			2,339
Dividends ($0.42 per share) (a)						(49,306)		(49,306)
Comprehensive earnings						76,332	(12,813)	63,519
Balance, June 29, 2014	117,303,176	$1,173	—	$—	$1,331,185	$302,545	$(20,310)	$1,614,593

Balance, December 28, 2014	117,293,745	$1,173	(1,000,000)	$(32,110)	$1,363,129	$419,531	$(37,734)	$1,713,989
Equity-based compensation plans	290,689	3			7,560			7,563
Dividends ($0.47 per share) (b)						(54,955)		(54,955)
Comprehensive earnings						85,215	(7,161)	78,054
Balance, June 28, 2015	117,584,434	$1,176	(1,000,000)	$(32,110)	$1,370,689	$449,791	$(44,895)	$1,744,651

(a) $0.21 per share declared February 2014 and May 2014
(b) $0.235 per share declared February 2015 and June 2015
See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

1. Summary of Business Activities
Business Overview
Pinnacle Foods Inc. (the "Company") is a leading manufacturer, marketer and distributor of high quality, branded convenience food products, the products and operations of which are reported in three operating segments: (i) Birds Eye Frozen, (ii) Duncan Hines Grocery and (iii) Specialty Foods. The Company’s United States retail frozen vegetables (Birds Eye), frozen complete bagged meals (Birds Eye Voila!), frozen seafood (Van de Kamp’s and Mrs. Paul’s), plant based protein frozen products (gardein), full-calorie single-serve frozen dinners and entrées (Hungry-Man), frozen breakfast (Aunt Jemima), frozen and refrigerated bagels (Lender’s), and frozen pizza for one (Celeste) are reported in the Birds Eye Frozen segment. The Company’s baking mixes and frostings (Duncan Hines), shelf-stable pickles (Vlasic), liquid and dry-mix salad dressings (Wish-Bone and Western), table syrups (Mrs. Butterworth’s and Log Cabin), canned meat (Armour, Nalley and Brooks), pie and pastry fillings (Duncan Hines Comstock and Wilderness), barbecue sauces (Open Pit) and Canadian operations excluding Garden Protein are reported in the Duncan Hines Grocery segment. The Company refers to the sum of the Birds Eye Frozen segment and the Duncan Hines Grocery segment as the North America Retail business. The Specialty Foods segment consists of snack products (Tim’s Cascade and Snyder of Berlin) and the Company’s food service and private label businesses.
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
On May 8, 2015, Blackstone sold an additional 5,000,000 shares in an underwritten public offering. Upon completion of the offering, Blackstone no longer beneficially owned any of the Company's outstanding common stock. The Company did not receive any proceeds from the sale.

2. Interim Financial Statements

Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of June 28, 2015, the results of operations for the three and six months ended June 28, 2015 and June 29, 2014, and the cash flows for the six months ended June 28, 2015 and June 29, 2014. The results of operations are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 28, 2014.

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

Level 3:	Unobservable inputs that reflect the Company’s assumptions.
The Company’s financial assets and liabilities subject to recurring fair value measurements and the required disclosures are as follows:

	Fair Value as of June 28, 2015	Fair Value Measurements Using Fair Value Hierarchy			Fair Value as of December 28, 2014	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Interest rate derivatives	$441	$—	$441	$—	$6,420	$—	$6,420	$—
Foreign currency derivatives	1,172	—	1,172	—	1,294	—	1,294	—
Commodity derivatives	535	—	535	—	—	—	—	—
Total assets at fair value	$2,148	$—	$2,148	$—	$7,714	$—	$7,714	$—

Liabilities
Interest rate derivatives	$8,728	$—	$8,728	$—	$4,543	$—	$4,543	$—
Commodity derivatives	7,921	—	7,921	—	12,011	—	12,011	—
Total liabilities at fair value	$16,649	$—	$16,649	$—	$16,554	$—	$16,554	$—

The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk.

The valuations of these instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate, commodity, and foreign exchange forward curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of the authoritative guidance for fair value disclosure, the Company incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. The Company had no fair value measurements based upon significant unobservable inputs (Level 3) as of June 28, 2015 or December 28, 2014.

In addition to the instruments named above, the Company also makes fair value measurements in connection with its annual goodwill and trade name impairment testing. These measurements fall into Level 3 of the fair value hierarchy.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

5. Other Expense (Income), net

	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Other expense (income), net consists of:
Amortization of intangibles/other assets	$3,399	$3,186	$6,761	$7,361
Unrealized foreign exchange (gains) losses	(701)	—	1,578	—
Termination costs associated with the Hillshire merger agreement	—	2,085	—	2,085
Royalty income and other	(356)	(428)	(596)	(620)
Total other expense (income), net	$2,342	$4,843	$7,743	$8,826

Unrealized foreign exchange (gains) losses. Represents foreign exchange (gains) losses from intra-entity loans resulting from the Garden Protein acquisition that are anticipated to be settled in the foreseeable future.

Hillshire merger agreement. On May 12, 2014 the Company entered into a definitive merger agreement for the sale of the Company to The Hillshire Brands Company ("Hillshire"). Subsequently, Hillshire received an offer from Tyson Foods, Inc. ("Tyson") to acquire all of its outstanding common shares. On June 16, 2014, in light of the Tyson offer, Hillshire's board of directors withdrew its recommendation of the pending acquisition of the Company. Under the terms of the merger agreement, as a result of the change in recommendation, the Company had the right to terminate its merger agreement with Hillshire, which it did on June 30, 2014. The costs incurred in the three and six months ended June 29, 2014, primarily represents professional fees incurred related to the terminated merger agreement.

6. Equity-Based Compensation Expense and Earnings Per Share

Equity-based Compensation

The Company has two long-term incentive programs: The 2007 Stock Incentive Plan and the 2013 Omnibus Incentive Plan. Prior to March 28, 2013, Peak Holdings, the former parent of the Company, also had the 2007 Unit Plan, which was terminated in connection with the Company's IPO. Equity-based compensation expense recognized during the period is based on the value of the portion of equity-based payment awards that is ultimately expected to vest during the period. As equity-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The authoritative guidance for equity-based compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Expense Information
The following table summarizes equity-based compensation expense which was allocated as follows:

	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Cost of products sold	$578	$274	$1,871	$471
Marketing and selling expenses	1,480	657	1,994	928
Administrative expenses	2,412	1,330	3,956	2,933
Research and development expenses	123	75	241	116
Pre-tax equity-based compensation expense	4,593	2,336	8,062	4,448
Income tax benefit	(1,695)	(768)	(2,967)	(1,466)
Net equity-based compensation expense	$2,898	$1,568	$5,095	$2,982

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

In April 2015, as part of our equity compensation program:

•	We granted 354,422 equity options with a grant date fair value of $8.93 and an exercise price of $41.05 using the BlackScholes pricing method to value the awards.

•	We granted 184,574 PSU's and PS's with a grant date fair value of $48.61 using the Monte Carlo simulation model to value the awards.

•	We granted 165,625 RSU's with a grant date fair value of $41.05 which was the market price of our stock on the date of grant.

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings or loss for common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are calculated by dividing net earnings by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Weighted-average common shares	116,030,571	115,690,050	115,968,301	115,641,174
Effect of dilutive securities:	1,250,001	1,210,556	1,190,188	1,152,579
Dilutive potential common shares	117,280,572	116,900,606	117,158,489	116,793,753

Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities. For the three and six months ended June 28, 2015, conversion of securities totaling 526,648 and 265,264, respectively, into common share equivalents were excluded from this calculation as their effect would have been anti-dilutive. For the three and six months ended June 29, 2014, conversion of securities totaling 1,224,851 and 798,741, respectively, into common share equivalents were excluded from this calculation as their effect would have been anti-dilutive.

7. Accumulated Other Comprehensive Loss

The components of Accumulated other comprehensive loss consisted of the following:

	Currency translation adjustments	Gains (Losses) on cash flow hedges	Change in pensions	Total
Balance at December 28, 2014	$(2,053)	$4,126	$(39,807)	$(37,734)
Other comprehensive loss before reclassification	(1,181)	(6,306)	—	(7,487)
Amounts reclassified from accumulated other comprehensive loss	—	5	321	326
Net current period other comprehensive (loss) income	(1,181)	(6,301)	321	(7,161)
Balance at June 28, 2015	$(3,234)	$(2,175)	$(39,486)	$(44,895)

	Currency translation adjustments	Gains (Losses) on cash flow hedges	Change in pensions	Total
Balance at December 29, 2013	$(466)	$19,581	$(26,612)	$(7,497)
Other comprehensive loss before reclassification	(147)	(12,556)	—	(12,703)
Amounts reclassified from accumulated other comprehensive loss	—	(218)	108	(110)
Net current period other comprehensive (loss) income	(147)	(12,774)	108	(12,813)
Balance at June 29, 2014	$(613)	$6,807	$(26,504)	$(20,310)

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

The following table presents amounts reclassified out of Accumulated Other Comprehensive Loss ("AOCL") and into Net earnings for the three and six months ended June 28, 2015 and June 29, 2014, respectively.

Gain/(Loss)	Amounts Reclassified from AOCL
	Three months ended		Six months ended
Details about Accumulated Other Comprehensive Earnings Components	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014		Reclassified from AOCL to:
Gains and losses on financial instrument contracts
Interest rate contracts	$(1,011)	$(204)	$(1,403)	$(245)		Interest expense
Foreign exchange contracts	609	387	1,312	800		Cost of products sold
Total pre-tax	(402)	183	(91)	555
Tax benefit (expense)	313	(130)	86	(337)		Provision for income taxes
Net of tax	(89)	53	(5)	218

Pension actuarial assumption adjustments
Amortization of actuarial loss	(244)	(32)	(519)	(175)	(a)	Cost of products sold
Tax benefit	93	12	198	67		Provision for income taxes
Net of tax	(151)	(20)	(321)	(108)
Net reclassifications into net earnings	$(240)	$33	$(326)	$110

(a) This is included in the computation of net periodic pension cost (see Note 11 for additional details).

8. Balance Sheet Information

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

	June 28, 2015	December 28, 2014
Customers	$196,122	$190,321
Allowances for cash discounts, bad debts and returns	(6,936)	(6,801)
Subtotal	189,186	183,520
Other receivables	5,286	7,234
Total	$194,472	$190,754

Inventories. Inventories are as follows:

	June 28, 2015	December 28, 2014
Raw materials, containers and supplies	$90,228	$60,828
Finished product	275,319	295,639
Total	$365,547	$356,467

The Company has various purchase commitments for raw materials, containers, supplies and certain finished products incident to the ordinary course of business. Such commitments are not at prices in excess of current market.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Other Current Assets. Other Current Assets are as follows:

	June 28, 2015	December 28, 2014
Prepaid expenses and other	$8,708	$8,139
Prepaid income taxes	1,667	84
Total	$10,375	$8,223

Plant Assets. Plant assets are as follows:

	June 28, 2015	December 28, 2014
Land	$14,211	$14,211
Buildings	227,448	208,341
Machinery and equipment	700,653	641,818
Projects in progress	50,520	91,175
Subtotal	992,832	955,545
Accumulated depreciation	(383,927)	(349,639)
Total	$608,905	$605,906

Depreciation was $18,891 and $36,396 during the three and six months ended June 28, 2015, respectively. Depreciation was $16,392 and $32,597 during the three and six months ended June 29, 2014, respectively. As of June 28, 2015 and December 28, 2014, Machinery and equipment included assets under capital lease with a book value of $17,685 and $18,127 (net of accumulated depreciation of $11,590 and $9,935), respectively.

Accrued Liabilities. Accrued liabilities are as follows:

	June 28, 2015	December 28, 2014
Employee compensation and benefits	$44,837	$52,404
Interest payable	12,691	12,239
Consumer coupons	5,340	1,912
Accrued financial instrument contracts (see note 12)	7,117	10,276
Other	28,553	29,657
Total	$98,538	$106,488
Other Long-Term Liabilities. Other long-term liabilities are as follows:

	June 28, 2015	December 28, 2014
Employee compensation and benefits	$10,393	$9,506
Long-term rent liability and deferred rent allowances	7,948	8,431
Liability for uncertain tax positions	2,051	2,064
Accrued financial instrument contracts (see note 12)	9,533	6,280
Other	6,996	8,024
Total	$36,921	$34,305

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

9. Goodwill, Tradenames and Other Assets
Goodwill
Goodwill by segment is as follows:

	Birds Eye Frozen	Duncan Hines Grocery	Specialty Foods	Total
Balance, December 28, 2014	$608,984	$936,615	$173,961	$1,719,560
Foreign currency adjustment	(1,589)	—	—	(1,589)
Purchase price adjustment (1)	(1,102)	—	—	(1,102)
Balance, June 28, 2015	$606,293	$936,615	$173,961	$1,716,869

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

Tradenames

Tradenames by segment are as follows:

	Birds Eye	Duncan Hines	Specialty
	Frozen	Grocery	Foods	Total
Balance, December 28, 2014	$847,162	$1,118,712	$36,000	$2,001,874
Foreign currency adjustment	(295)	—	—	(295)
Balance, June 28, 2015	$846,867	$1,118,712	$36,000	$2,001,579

The authoritative guidance for indefinite-lived assets provides that indefinite-lived assets will not be amortized, but will be tested for impairment on an annual basis or more often when events indicate. The Company completed its annual testing in the third quarter of 2014, resulting in no impairment.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Other Assets

	June 28, 2015
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$60,171	$(44,047)	$16,124
Customer relationships - Distributors	35	142,147	(43,557)	98,590
Customer relationships - Private Label	7	1,290	(221)	1,069
License	7	6,175	(5,181)	994
Total amortizable intangibles		$209,783	$(93,006)	$116,777
Debt acquisition costs		45,913	(27,184)	18,729
Financial instruments (see note 12)		976	—	976
Other (1)		8,833	—	8,833
Total other assets, net				$145,315
	Amortizable intangibles by segment
	Birds Eye Frozen			$64,031
	Duncan Hines Grocery			48,570
	Specialty Foods			4,176
				$116,777

	December 28, 2014
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$60,206	$(41,027)	$19,179
Customer relationships - Distributors	35	142,156	(40,616)	101,540
Customer relationships - Private Label	7	1,290	(43)	1,247
License	7	6,175	(4,563)	1,612
Total amortizable intangibles		$209,827	$(86,249)	$123,578
Debt acquisition costs		45,913	(25,244)	20,669
Financial instruments (see note 12)		6,420	—	6,420
Other (1)		7,229	—	7,229
Total other assets, net				$157,896
	Amortizable intangibles by segment
	Birds Eye Frozen			$67,525
	Duncan Hines Grocery			51,637
	Specialty Foods			4,416
				$123,578

(1) As of June 28, 2015 and December 28, 2014, Other primarily consists of security deposits and supplemental savings plan investments.

Amortization of intangible assets was $3,399 and $6,761 for the three and six months ended June 28, 2015, respectively. Amortization of intangible assets was $3,186 and $7,361 for the three and six months ended June 29, 2014, respectively. Estimated

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

amortization expense for each of the next five years and thereafter is as follows: remainder of 2015 - $6,700; 2016 - $12,200; 2017 - $7,400; 2018 - $5,800; 2019 - $5,500 and thereafter - $79,200.

Debt Acquisition Costs

All debt acquisition costs, which relate to the senior secured credit facility and Senior Notes (as defined below) are amortized into interest expense over the life of the related debt using the effective interest method. Amortization of debt acquisition costs was $946 and $1,940 during the three and six months ended June 28, 2015, respectively. Amortization of debt acquisition costs was $1,032 and $2,056 during the three and six months ended June 29, 2014, respectively.
The following summarizes debt acquisition cost activity:

	Gross Carrying Amount	Accumulated Amortization	Net
Balance, December 28, 2014	$45,913	$(25,244)	$20,669
Amortization	—	(1,940)	(1,940)
Balance, June 28, 2015	$45,913	$(27,184)	$18,729

10. Debt and Interest Expense

	June 28, 2015	December 28, 2014
Short-term borrowings
- Notes payable	$1,794	$2,396
Total short-term borrowings	$1,794	$2,396
Long-term debt
- Amended Credit Agreement - Tranche G Term Loans due 2020	1,409,625	1,409,625
- Amended Credit Agreement - Tranche H Term Loans due 2020	517,125	519,750
- 4.875% Senior Notes due 2021	350,000	350,000
- 3.0% Note payable to Gilster Mary Lee Corporation due 2018	10,701	12,497
- Unamortized discount on long term debt	(11,538)	(12,728)
- Capital lease obligations	16,884	18,756
	2,292,797	2,297,900
Less: current portion of long-term obligations	11,313	11,916
Total long-term debt	$2,281,484	$2,285,984

Interest expense	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Interest expense, third party	$19,969	$22,764	$39,935	$45,560
Related party interest expense (Note 14)	261	509	537	1,025
Amortization of debt acquisition costs (Note 9)	946	1,032	1,940	2,056
Interest rate swap losses (Note 12)	1,011	219	1,403	250
Total interest expense	$22,187	$24,524	$43,815	$48,891

Amended Credit Agreement

As of September 28, 2014, Pinnacle Foods Finance LLC ("Pinnacle Foods Finance") achieved a total net leverage ratio of less than 4.25:1.0, which resulted in a 25 basis point reduction on the interest rate on our amended credit agreement. The lower rate

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

took effect in the fourth quarter of 2014 and will remain in effect as long as the total net leverage ratio is maintained below 4.25:1.0. As of June 28, 2015, the total net leverage ratio was 4.13.
Senior Notes

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

Estimated fair value
The estimated fair value of the Company’s long-term debt, including the current portion, as of June 28, 2015, is as follows:

	June 28, 2015
Issue	Face Value	Fair Value
Amended Credit Agreement - Tranche G Term Loans	$1,409,625	$1,402,577
Amended Credit Agreement - Tranche H Term Loans	517,125	514,539
3.0% Note payable to Gilster Mary Lee Corporation due 2018	10,701	10,701
4.875% Senior Notes	350,000	346,500
	$2,287,451	$2,274,317

The estimated fair value of the Company’s long-term debt, including the current portion, as of December 28, 2014, is as follows:

	December 28, 2014
Issue	Face Value	Fair Value
Amended Credit Agreement - Tranche G Term Loans	$1,409,625	$1,367,336
Amended Credit Agreement - Tranche H Term Loans	519,750	504,158
3.0% Note payable to Gilster Mary Lee Corporation due 2018	12,497	12,497
4.875% Senior Notes	350,000	346,500
	$2,291,872	$2,230,491

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
The following represents the components of net periodic (benefit) cost:

	Three months ended		Six months ended
Pension Benefits	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Interest cost	2,361	2,902	5,189	5,803
Expected return on assets	(3,225)	(3,292)	(6,616)	(6,584)
Amortization of:
Actuarial loss	206	32	475	64
Net periodic benefit	$(658)	$(358)	$(952)	$(717)

Cash Flows
Contributions. In fiscal 2015, the Company expects to make contributions of $2.8 million to the Plan, of which minimum required payments of none and $1.7 million were made in the three and six months ended June 28, 2015, respectively. The Company made contributions to the pension plans totaling $7.8 million in fiscal 2014, of which $2.3 million and $4.4 million was made in the three and six months ended June 29, 2014, respectively.
Multi-employer Plans

The Company contributes to the United Food and Commercial Workers International Union Industry Pension Fund (EIN 51-6055922) (the "UFCW Plan") under the terms of the collective-bargaining agreement with its Fort Madison employees.

For the three and six months ended June 28, 2015, contributions to the UFCW Plan were $191 and $384, respectively. For the three and six months ended June 29, 2014, contributions to the UFCW Plan were $191 and $384, respectively. The contributions to this UFCW Plan are paid monthly based upon the number of employees. They represent less than 5% of the total contributions received by this UFCW Plan using available information during the most recent plan year.

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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three and six months ended June 28, 2015 and June 29, 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
As of June 28, 2015, the Company had the following interest rate swaps that were designated as cash flow hedges of interest rate risk:

Product	Number of Instruments	Current Notional Amount	Fixed Rate Range	Index	Trade Dates	Maturity Dates
Interest Rate Swaps	13	$1,498,050	1.03% - 2.97%	USD-LIBOR-BBA	Apr 2013 - Oct 2013	Nov 2015 - Apr 2020

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Loss ("AOCL") in the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in AOCL related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $4,580 will be reclassified as an increase to Interest expense.

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
As of June 28, 2015, the Company had the following foreign currency exchange contracts (in aggregate) that were designated as cash flow hedges of foreign exchange risk:

Product	Number of Instruments	Notional Sold in Aggregate in CAD	Notional Purchased in Aggregate in USD	USD to CAD Exchange Rates	Trade Date	Maturity Dates
CAD $ Contracts	6	$12,000	$10,903	1.099 - 1.102	Aug 2014	July 2015 - Dec 2015

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

As of June 28, 2015, the Company had the following derivative instruments that were not designated in qualifying hedging relationships:

Commodity Contracts	Number of Instruments	Notional Purchased in Aggregate	Price/Index	Trade Dates	Maturity Dates
Diesel Fuel Contracts	4	12,197,766 Gallons	$3.68 - $3.80 per Gallon	September 2014 - November 2014	July 2015 - December 2016
Heating Oil Contracts	1	180,653 Gallons	$1.82 Per Gallon	January 2015	December 2016
Natural Gas Contracts	2	99,952 MMBTU's	$4.12 - $4.40 per MMBTU	June 2014 - July 2014	December 2015
Soybean Oil Contracts	2	55,072,559 Pounds	$0.32 - $0.35 per Pound	December 2014 - March 2015	September 2015 - January 2017

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Balance Sheets as of June 28, 2015 and December 28, 2014.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value as of June 28, 2015	Balance Sheet Location	Fair Value as of June 28, 2015
Derivatives designated as hedging instruments
Interest Rate Contracts	Other assets, net	$441	Accrued liabilities	$2,909
			Other long-term liabilities	5,819
Foreign Exchange Contracts	Other current assets	1,172
Total derivatives designated as hedging instruments		$1,613		$8,728
Derivatives not designated as hedging instruments
Commodity Contracts	Other assets, net	$535	Accrued liabilities	4,207
			Other long-term liabilities	$3,714
Total derivatives not designated as hedging instruments		$535		$7,921

	Balance Sheet Location	Fair Value as of December 28, 2014	Balance Sheet Location	Fair Value as of December 28, 2014
Derivatives designated as hedging instruments
Interest Rate Contracts	Other assets, net	$6,420	Accrued liabilities	$1,280
			Other long-term liabilities	3,263
Foreign Exchange Contracts	Other current assets	1,294
Total derivatives designated as hedging instruments		$7,714		$4,543
Derivatives not designated as hedging instruments
Commodity Contracts			Accrued liabilities	$8,995
			Other long-term liabilities	3,016
Total derivatives not designated as hedging instruments		$—		$12,011

The Company has elected not to offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of June 28, 2015 and December 28, 2014 would be adjusted as detailed in the following table:

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

	June 28, 2015			December 28, 2014
Derivative Instrument	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$2,148	(1,723)	$425	$7,714	(5,039)	$2,675

Total liability derivatives	$16,649	(1,723)	14,926	$16,554	(5,039)	$11,515

The table below presents the effect of the Company’s derivative financial instruments in the Consolidated Statements of Operations and AOCL for the three and six months ended June 28, 2015 and June 29, 2014.

Tabular Disclosure of the Effect of Derivative Instruments

Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	Recognized in AOCL on Derivative (Effective Portion)	Effective portion reclassified from AOCL to:	Reclassified from AOCL into Earnings (Effective Portion)	Ineffective portion recognized in Earnings in:	Recognized in Earnings (Ineffective Portion)
Interest Rate Contracts	$2,564	Interest expense	$(1,011)	Interest expense	$—
Foreign Exchange Contracts	(310)	Cost of products sold	609	Cost of products sold	(14)
Three months ended June 28, 2015	$2,254		$(402)		$(14)

Interest Rate Contracts	$(11,567)	Interest expense	$(1,403)	Interest expense	$—
Foreign Exchange Contracts	1,205	Cost of products sold	1,312	Cost of products sold	(15)
Six months ended June 28, 2015	$(10,362)		$(91)		$(15)

Interest Rate Contracts	$(11,691)	Interest expense	$(204)	Interest expense	$—
Foreign Exchange Contracts	(790)	Cost of products sold	387	Cost of products sold	(11)
Three months ended June 29, 2014	$(12,481)		$183		$(11)

Interest Rate Contracts	$(20,423)	Interest expense	$(245)	Interest expense	$—
Foreign Exchange Contracts	201	Cost of products sold	800	Cost of products sold	(8)
Six months ended June 29, 2014	$(20,222)		$555		$(8)

Derivatives Not Designated as Hedging Instruments		Recognized in Earnings in:	Recognized in Earnings
Commodity Contracts		Cost of products sold	$1,934
Three months ended June 28, 2015			$1,934

Commodity Contracts		Cost of products sold	$(73)
Six months ended June 28, 2015			$(73)

Commodity Contracts		Cost of products sold	$309
Interest Rate Contracts		Interest expense	$(15)
Three months ended June 29, 2014			$294

Commodity Contracts		Cost of products sold	$(44)
Interest Rate Contracts		Interest expense	$(5)
Six months ended June 29, 2014			$(49)

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Credit risk-related contingent features
The Company has agreements with certain counterparties that contain a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of June 28, 2015, the Company has not posted any collateral related to these agreements. If the Company had breached this provision at June 28, 2015, it could have been required to settle its obligations under the agreements at their termination value, which differs from the recorded fair value. The table below summarizes the aggregate fair values of those derivatives that contain credit risk-related contingent features as of June 28, 2015 and December 28, 2014.
June 28, 2015

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$(4,304)	$569	$(264)	$(3,471)
	Foreign Exchange Contracts	1,173	(1)	—	1,172
	Commodity Contracts	(5,041)	114	—	(4,927)
Bank of America	Interest Rate Contracts	(321)	517	—	196
	Commodity Contracts	229	—	—	229
Credit Suisse	Interest Rate Contracts	(2,245)	71	(264)	(1,910)
Macquarie	Interest Rate Contracts	(3,284)	72	(111)	(3,101)
	Commodity Contracts	(2,703)	14	—	(2,689)
Total		$(16,496)	$1,356	$(639)	$(14,501)

December 28, 2014

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$550	$667	$(90)	$1,307
	Foreign Exchange Contracts	1,294	—	—	1,294
	Commodity Contracts	(6,300)	—	—	(6,300)
Bank of America	Interest Rate Contracts	1,578	627	—	2,205
Credit Suisse	Interest Rate Contracts	322	58	(90)	470
Macquarie	Interest Rate Contracts	(2,262)	80	(77)	(2,105)
	Commodity Contracts	(5,711)	—	—	(5,711)
Total		$(10,529)	$1,432	$(257)	$(8,840)

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

14. Related Party Transactions
Customer Purchases
Performance Food Group Company, which is controlled by affiliates of Blackstone, is a foodservice supplier that purchases products from the Company. Sales to Performance Food Group Company were $1,805 and $3,220 in the three and six months ended June 28, 2015, respectively. Sales to Performance Food Group Company were $1,133 and $2,208 in the three and six months ended June 29, 2014, respectively. As of June 28, 2015 and December 28, 2014, amounts due from Performance Food Group Company were $288 and $230, respectively, and were recorded in Accounts receivable, net of allowances in the Consolidated Balance Sheets.
Interest Expense
For the three and six months ended June 28, 2015, fees and interest expense recognized in the Consolidated Statements of Operations for debt owed to affiliates of Blackstone Advisors L.P. totaled $261 and $537, respectively. For the three and six months ended June 29, 2014, fees and interest expense recognized in the Consolidated Statements of Operations for debt owed to affiliates of Blackstone Advisors L.P. totaled $509 and $1,025, respectively. As of June 28, 2015 and December 28, 2014, debt owed to related parties was $24,834 and $47,315, respectively and was recorded in Long-term debt in the Consolidated Balance Sheets. As of June 28, 2015 and December 28, 2014, interest accrued on debt owed to related parties was $115 and $196, respectively, and was recorded in Accrued liabilities in the Consolidated Balance Sheets.

Upon completion of the May 8, 2015 public offering described in Note 1, Blackstone no longer beneficially owned any of the Company's outstanding common stock.

15. Segments

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

The Company refers to the sum of the Birds Eye Frozen segment and the Duncan Hines Grocery segment as the North America Retail business.

The Specialty Foods segment consists of snack products (Tim's Cascade and Snyder of Berlin), foodservice and private label business.

Segment performance is evaluated by the Company’s Chief Operating Decision Maker and is based on earnings before interest and taxes. Transfers between segments and geographic areas are recorded at cost plus markup or at market. Identifiable assets are those assets, including goodwill, which are identified with the operations in each segment or geographic region. Corporate assets consist of prepaid and deferred tax assets. Unallocated corporate expenses consist of corporate overhead such as executive management, finance and legal functions. In 2014, also includes costs associated with the Hillshire merger agreement.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

	Three months ended		Six months ended
SEGMENT INFORMATION	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net sales
Birds Eye Frozen	$268,859	$246,188	$586,749	$540,466
Duncan Hines Grocery	277,994	289,963	539,192	554,867
Specialty Foods	84,893	81,649	171,086	166,506
Total	$631,746	$617,800	$1,297,027	$1,261,839
Earnings before interest and taxes
Birds Eye Frozen	$37,978	$37,068	$81,255	$83,796
Duncan Hines Grocery	51,041	46,349	94,248	89,022
Specialty Foods	7,599	6,348	15,299	13,420
Unallocated corporate expenses	(6,803)	(7,855)	(12,518)	(14,237)
Total	$89,815	$81,910	$178,284	$172,001
Depreciation and amortization
Birds Eye Frozen	$10,747	$9,714	$21,415	$19,663
Duncan Hines Grocery	8,081	6,901	15,081	13,363
Specialty Foods	3,461	2,962	6,661	6,932
Total	$22,289	$19,577	$43,157	$39,958
Capital expenditures (1)
Birds Eye Frozen	$13,212	$11,374	$17,752	$17,355
Duncan Hines Grocery	6,889	19,268	25,811	34,008
Specialty Foods	1,043	3,162	4,605	5,129
Total	$21,144	$33,804	$48,168	$56,492

NET SALES BY PRODUCT TYPE
Net sales
Frozen	$305,335	$283,597	$664,474	$620,831
Meals and Meal Enhancers	233,951	233,125	442,925	443,825
Desserts	65,279	73,951	137,133	144,672
Snacks	27,181	27,127	52,495	52,511
Total	$631,746	$617,800	$1,297,027	$1,261,839

GEOGRAPHIC INFORMATION
Net sales
United States	$626,468	$612,793	$1,287,635	$1,252,610
Canada	31,067	17,661	60,565	37,852
Intercompany	(25,789)	(12,654)	(51,173)	(28,623)
Total	$631,746	$617,800	$1,297,027	$1,261,839

(1)	Includes new capital leases.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

SEGMENT INFORMATION	June 28, 2015	December 28, 2014
Total assets
Birds Eye Frozen	$2,125,524	$2,123,902
Duncan Hines Grocery	2,621,945	2,612,311
Specialty Foods	347,620	343,177
Corporate	90,107	121,555
Total	$5,185,196	$5,200,945
GEOGRAPHIC INFORMATION
Long-lived assets
United States	$596,189	$592,541
Canada	12,716	13,365
Total	$608,905	$605,906

16. Provision for Income Taxes

The provision for income taxes and related effective tax rates for the three and six months ended June 28, 2015 and June 29, 2014, respectively, were as follows:

	Three months ended		Six months ended
Provision for Income Taxes	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Current	$9,337	$748	$16,296	$1,398
Deferred	14,624	21,086	33,123	45,438
Total	$23,961	$21,834	$49,419	$46,836

Effective tax rate	35.4%	38.0%	36.7%	38.0%

Income taxes are accounted for in accordance with the authoritative guidance for accounting for income taxes under which deferred tax assets and liabilities are determined based on the difference between their financial statement basis and tax basis, using enacted tax rates in effect for the year in which the differences are expected to reverse.

The provision for income taxes for the three and six months ended June 28, 2015 includes benefits related to the Domestic Production Activities Deduction and the foreign tax credit associated with our Canadian operations, which were not available to the Company during 2014. In addition, the provision for income taxes for each of the three and six months ended June 28, 2015 includes a $0.5 million benefit for the enactment of state tax legislation. For the three and six months ended June 29, 2014, the provision for income taxes includes benefits of $0.5 million and $1.1 million respectively for enactment of state tax legislation.

The Company regularly evaluates its deferred tax assets for future realization.  A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized.  Changes in valuation allowances from period to period are included in the Company's tax provision in the period of change.

As of June 28, 2015 and June 29, 2014, the Company maintained a valuation allowance for certain state net operating loss (“NOL”) carryovers, state tax credit carryovers and foreign loss carryovers. There was no change in the valuation allowance for either of the six month periods ended June 28, 2015 and June 29, 2014.

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

17.    Recently Issued Accounting Pronouncements

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

In April 2015, the FASB issued ASU No. 2015-04, “Compensation—Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets". The new guidance gives an employer whose fiscal year-end does not coincide with a calendar month-end (e.g., an entity that has a 52- or 53-week fiscal year, as the Company does) the ability, as a practical expedient, to measure defined benefit retirement obligations and related plan assets as of the month-end that is closest to its fiscal year-end. The updated guidance will be effective for annual reporting periods beginning after December 31, 2015, including interim periods within that reporting period. Early application is permitted, and the ASU should be applied prospectively. The Company is in the process of evaluating this guidance.

In May 2014, the FASB issued revised guidance on the recognition of revenue from contracts with customers. The guidance is designed to create greater comparability for financial statement users across industries and jurisdictions. The guidance also requires enhanced disclosures. The guidance was originally effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. In April 2015, the FASB delayed the effective date of the new revenue guidance by one year. The updated guidance will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Entities will be permitted to adopt the new revenue standard early, but not before the original effective date. The guidance permits the use of either a full retrospective or modified retrospective transition method. The Company is currently evaluating the impact that the new guidance will have on the consolidated financial statements, as well as which transition method it will use.

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
The following condensed consolidating financial information presents:

(1)	(a) Condensed consolidating balance sheets as of June 28, 2015 and December 28, 2014.
(b) The related condensed consolidating statements of operations and comprehensive earnings for the Company, Pinnacle Foods Finance, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Three and six months ended June 28, 2015; and
ii. Three and six months ended June 29, 2014.

(c) The related condensed consolidating statements of cash flows for the Company, Pinnacle Foods Finance, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Six months ended June 28, 2015; and
ii. Six months ended June 29, 2014.

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Balance Sheet June 28, 2015

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$—	$38,495	$14,861	$—	$53,356
Accounts receivable, net	—	—	181,866	12,606	—	194,472
Intercompany accounts receivable	89,743	—	697,094	—	(786,837)	—
Inventories, net	—	—	354,724	10,823	—	365,547
Other current assets	—	1,216	7,168	1,991	—	10,375
Deferred tax assets	—	1,015	87,421	342	—	88,778
Total current assets	89,743	2,231	1,366,768	40,623	(786,837)	712,528
Plant assets, net	—	—	596,189	12,716	—	608,905
Investment in subsidiaries	1,683,137	2,290,336	27,469	—	(4,000,942)	—
Intercompany note receivable	—	2,117,265	15,472	9,800	(2,142,537)	—
Tradenames	—	—	1,996,800	4,779	—	2,001,579
Other assets, net	—	19,329	124,998	988	—	145,315
Deferred tax assets	—	322,396	—	—	(322,396)	—
Goodwill	—	—	1,692,715	24,154	—	1,716,869
Total assets	$1,772,880	$4,751,557	$5,820,411	$93,060	$(7,252,712)	$5,185,196
Current liabilities:
Short-term borrowings	$—	$—	$1,794	$—	$—	$1,794
Current portion of long-term obligations	—	5,250	5,981	82	—	11,313
Accounts payable	—	—	172,659	3,986	—	176,645
Intercompany accounts payable	—	774,563	—	12,274	(786,837)	—
Accrued trade marketing expense	—	—	27,968	3,390	—	31,358
Accrued liabilities	170	19,112	77,348	1,908	—	98,538
Dividends payable	28,059	—	—	—	—	28,059
Total current liabilities	28,229	798,925	285,750	21,640	(786,837)	347,707
Long-term debt	—	2,259,962	21,119	403	—	2,281,484
Intercompany note payable	—	—	2,105,896	36,641	(2,142,537)	—
Pension and other postretirement benefits	—	—	58,608	—	—	58,608
Other long-term liabilities	—	9,533	23,860	3,528	—	36,921
Deferred tax liabilities	—	—	1,034,842	3,379	(322,396)	715,825
Total liabilities	28,229	3,068,420	3,530,075	65,591	(3,251,770)	3,440,545
Commitments and contingencies (Note 13)
Shareholders' equity:
Pinnacle common stock	1,176	—	—	—	—	1,176
Additional paid-in-capital	1,370,689	1,371,865	1,294,217	20,476	(2,686,558)	1,370,689
Retained earnings	449,791	356,167	1,033,637	11,314	(1,401,118)	449,791
Accumulated other comprehensive loss	(44,895)	(44,895)	(37,518)	(4,321)	86,734	(44,895)
Capital stock in treasury, at cost	(32,110)	—	—	—	—	(32,110)
Total Shareholders' equity	1,744,651	1,683,137	2,290,336	27,469	(4,000,942)	1,744,651
Total liabilities and shareholders' equity	$1,772,880	$4,751,557	$5,820,411	$93,060	$(7,252,712)	$5,185,196

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
Commitments and contingencies (Note 13)
Shareholders' equity:
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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings For the three months ended June 28, 2015

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$626,468	$31,067	$(25,789)	$631,746
Cost of products sold	—	14	461,850	26,304	(25,531)	462,637
Gross profit	—	(14)	164,618	4,763	(258)	169,109

Marketing and selling expenses	—	—	43,320	2,378	—	45,698
Administrative expenses	—	(129)	26,308	1,486	—	27,665
Research and development expenses	—	—	3,449	140	—	3,589
Intercompany royalties	—	—	—	8	(8)	—
Intercompany technical service fees	—	—	—	250	(250)	—
Other expense (income), net	—	(522)	2,830	34	—	2,342
Equity in (earnings) loss of investees	(43,679)	(46,246)	(266)	—	90,191	—
	(43,679)	(46,897)	75,641	4,296	89,933	79,294
Earnings before interest and taxes	43,679	46,883	88,977	467	(90,191)	89,815
Intercompany interest (income) expense	—	(17,181)	16,908	273	—	—
Interest expense	—	21,808	367	12	—	22,187
Interest income	—	—	2	10	—	12
Earnings before income taxes	43,679	42,256	71,704	192	(90,191)	67,640
Provision (benefit) for income taxes	—	(1,423)	25,458	(74)	—	23,961
Net earnings	$43,679	$43,679	$46,246	$266	$(90,191)	$43,679

Total comprehensive earnings (loss)	$45,715	$45,715	$46,100	$(31)	$(91,784)	$45,715

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings For the three months ended June 29, 2014

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$612,793	$17,661	$(12,654)	$617,800
Cost of products sold	—	285	452,115	15,558	(12,375)	455,583
Gross profit	—	(285)	160,678	2,103	(279)	162,217

Marketing and selling expenses	—	657	45,603	1,710	—	47,970
Administrative expenses	—	1,655	22,063	900	—	24,618
Research and development expenses	—	75	2,801	—	—	2,876
Intercompany royalties	—	—	—	9	(9)	—
Intercompany technical service fees	—	—	—	270	(270)	—
Other expense (income), net	—	250	4,593	—	—	4,843
Equity in (earnings) loss of investees	(35,584)	(41,701)	625	—	76,660	—
	(35,584)	(39,064)	75,685	2,889	76,381	80,307
Earnings before interest and taxes	35,584	38,779	84,993	(786)	(76,660)	81,910
Intercompany interest (income) expense	—	(16,891)	16,855	36	—	—
Interest expense	—	23,980	537	7	—	24,524
Interest income	—	—	17	15	—	32
Earnings before income taxes	35,584	31,690	67,618	(814)	(76,660)	57,418
Provision (benefit) for income taxes	—	(3,894)	25,917	(189)	—	21,834
Net earnings	$35,584	$35,584	$41,701	$(625)	$(76,660)	$35,584

Total comprehensive earnings (loss)	$27,852	$27,852	$40,987	$(1,358)	$(67,481)	$27,852

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings For the six months ended June 28, 2015

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$1,287,635	$60,565	$(51,173)	$1,297,027
Cost of products sold	—	16	957,236	49,609	(50,660)	956,201
Gross profit	—	(16)	330,399	10,956	(513)	340,826

Marketing and selling expenses	—	—	86,611	6,096	—	92,707
Administrative expenses	—	3	52,248	3,200	—	55,451
Research and development expenses	—	—	6,390	251	—	6,641
Intercompany royalties	—	—	—	14	(14)	—
Intercompany technical service fees	—	—	—	499	(499)	—
Other expense (income), net	—	1,311	6,396	36	—	7,743
Equity in (earnings) loss of investees	(85,215)	(91,452)	(337)	—	177,004	—
	(85,215)	(90,138)	151,308	10,096	176,491	162,542
Earnings before interest and taxes	85,215	90,122	179,091	860	(177,004)	178,284
Intercompany interest (income) expense	—	(34,359)	33,829	530	—	—
Interest expense	—	42,929	863	23	—	43,815
Interest income	—	—	147	18	—	165
Earnings (loss) before income taxes	85,215	81,552	144,546	325	(177,004)	134,634
Provision (benefit) for income taxes	—	(3,663)	53,094	(12)	—	49,419
Net earnings (loss)	$85,215	$85,215	$91,452	$337	$(177,004)	$85,215

Total comprehensive earnings (loss)	$78,054	$78,054	$90,511	$(925)	$(167,640)	$78,054

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Cash Flows For the six months ended June 28, 2015
	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$(6,195)	$137,365	$(6,736)	$—	$124,434
Cash flows from investing activities
Business acquisition activity	—	—	1,102	—	—	1,102
Intercompany accounts receivable/payable	—	—	(19,131)	—	19,131	—
Intercompany loans	—	—	(7,209)	—	7,209	—
Investment in Subsidiary	55,248	—	—	—	(55,248)	—
Capital expenditures	—	—	(47,057)	(1,111)	—	(48,168)
Net cash (used in) provided by investing activities	55,248	—	(72,295)	(1,111)	(28,908)	(47,066)
Cash flows from financing activities
Net proceeds from issuance of common stock	824	—	—	—	—	824
Excess tax benefits on stock-based compensation	1,076	—	—	—	—	1,076
Taxes paid related to net share settlement of equity awards	(2,401)	—	—	—	—	(2,401)
Dividends paid	(54,747)	—	—	—	—	(54,747)
Repayments of long-term obligations	—	(2,626)	(1,796)	—	—	(4,422)
Proceeds from short-term borrowing	—	—	1,710	—	—	1,710
Repayments of short-term borrowing	—	—	(2,312)	—	—	(2,312)
Intercompany accounts receivable/payable	—	8,821	—	10,310	(19,131)	—
Parent investment	—	—	(55,248)	—	55,248	—
Intercompany loans				7,209	(7,209)	—
Repayment of capital lease obligations	—	—	(1,871)	—	—	(1,871)
Net cash (used in) provided by financing activities	(55,248)	6,195	(59,517)	17,519	28,908	(62,143)
Effect of exchange rate changes on cash	—	—	—	(346)	—	(346)
Net change in cash and cash equivalents	—	—	5,553	9,326	—	14,879
Cash and cash equivalents - beginning of period	—	—	32,942	5,535	—	38,477
Cash and cash equivalents - end of period	$—	$—	$38,495	$14,861	$—	$53,356

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Cash Flows For the six months ended June 29, 2014

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$(16,554)	$206,373	$(3,265)	$—	$186,554
Cash flows from investing activities
Payments for business acquisitions	—	—	(11,769)	—	—	(11,769)
Repayments of intercompany loans	—	45,717	—	—	(45,717)	—
Investment in subsidiaries	50,745	—	—	—	(50,745)	—
Capital expenditures	—	—	(56,210)	—	—	(56,210)
Net cash (used in) provided by investing activities	50,745	45,717	(67,979)	—	(96,462)	(67,979)
Cash flows from financing activities
Proceeds from the issuance of common stock	165	—	—	—	—	165
Excess tax benefits on stock-based compensation	786	—	—	—	—	786
Taxes paid related to net share settlement of equity awards	(3,061)	—	—	—	—	(3,061)
Dividends paid	(48,635)	—	—	—	—	(48,635)
Repayments of long-term obligations	—	(10,775)	(585)	—	—	(11,360)
Proceeds from short-term borrowing	—	—	1,773	—	—	1,773
Repayments of short-term borrowing	—	—	(2,185)	—	—	(2,185)
Intercompany accounts receivable/payable	—	(16,278)	16,278	—	—	—
Repayments of intercompany loans	—	—	(45,717)	—	45,717	—
Parent investment	—	(2,110)	(48,635)	—	50,745	—
Repayment of capital lease obligations	—	—	(1,755)	—	—	(1,755)
Debt acquisition costs	—	—	(214)	—	—	(214)
Net cash (used in) provided by financing activities	(50,745)	(29,163)	(81,040)	—	96,462	(64,486)
Effect of exchange rate changes on cash	—	—	—	6	—	6
Net change in cash and cash equivalents	—	—	57,354	(3,259)	—	54,095
Cash and cash equivalents - beginning of period	—	—	104,345	12,394	—	116,739
Cash and cash equivalents - end of period	$—	$—	$161,699	$9,135	$—	$170,834

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
On November 14, 2014, Pinnacle acquired Garden Protein International Inc., ("Garden Protein") the manufacturer of the plant-based protein brand gardein. The brand is an innovator in the fast growing plant-based protein sector, with a line of award-winning frozen products that serve as alternatives for traditional animal-based protein formats, such as chicken strips and tenders, ground beef and fish fillets and recently introduced pork and crab cakes. As one of the fastest-growing frozen health and wellness brands in the U.S., gardein enjoys exceptional velocity trends across both traditional and non-traditional retailers, including the natural and organic channel.

Segment performance is evaluated by the Company’s Chief Operating Decision Maker and is based on earnings before interest and taxes. Transfers between segments and geographic areas are recorded at cost plus markup or at market. Identifiable assets are those assets, including goodwill, which are identified with the operations in each segment or geographic region. Corporate assets consist of prepaid and deferred tax assets. Unallocated corporate expenses consist of corporate overhead such as executive management and finance and legal functions. In 2014, also includes costs associated with the Hillshire merger agreement. Product contribution is defined as gross profit less direct to consumer advertising and marketing expenses, selling commissions and direct brand marketing overhead expenses.
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

•
Administrative expenses. These expenses consist of personnel and facility charges and also include third party professional and other services. Our lean, nimble structure and efficient internal processes have enabled us to consistently hold our overhead costs (i.e., selling, general and administrative expenses, excluding one-time items) to approximately 9% of net sales on an annual basis.

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
Other Factors
Other factors that have influenced our results of operations and may do so in the future include:

•
Interest Expense. Our IPO and debt refinancings have improved our debt profile and significantly reduced our leverage and our expected future interest expense. However, as a result of the Blackstone Transaction, the Birds Eye acquisition and the Wish-Bone acquisition, we still have significant indebtedness. Although we expect to continue to reduce our leverage over time, which includes our July 8, 2014 $200.0 million principal payment of the Tranche G Term Loans, we expect interest expense to continue to be a significant, although declining, component of our expenses. Additionally, as of September 28, 2014, we achieved a total net leverage ratio of less than 4.25:1.0, which resulted in a 25 basis point reduction on the margin on our Amended Credit Agreement. Annual savings from 2014 levels of approximately $5.0 million are expected to be realized from the lower rate along with an additional approximately $5.0 million resulting from the July principal payment of $200.0 million. We have maintained our total leverage ratio under 4.25 since that time.

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

Results of Operations:
Consolidated Statements of Operations
The following tables set forth our statement of operations data expressed in dollars and as a percentage of net sales.

	Three months ended				Six months ended
	June 28, 2015		June 29, 2014		June 28, 2015		June 29, 2014
Net sales	$631.7	100.0%	$617.8	100.0%	$1,297.0	100.0%	$1,261.8	100.0%
Cost of products sold	462.6	73.2%	455.6	73.7%	956.2	73.7%	933.0	73.9%
Gross profit	169.1	26.8%	162.2	26.3%	340.8	26.3%	328.8	26.1%

Marketing and selling expenses	$45.7	7.2%	$48.0	7.8%	$92.7	7.1%	$92.1	7.3%
Administrative expenses	27.7	4.4%	24.6	4.0%	55.5	4.3%	50.6	4.0%
Research and development expenses	3.6	0.6%	2.9	0.5%	6.6	0.5%	5.4	0.4%
Other expense (income), net	2.3	0.4%	4.8	0.8%	7.7	0.6%	8.8	0.7%
	$79.3	12.6%	$80.3	13.0%	$162.5	12.5%	$156.9	12.4%
Earnings before interest and taxes	$89.8	14.2%	$81.9	13.3%	$178.3	13.7%	$172.0	13.6%

	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net sales
Birds Eye Frozen	$268.9	$246.2	$586.7	$540.5
Duncan Hines Grocery	278.0	290.0	539.2	554.9
North America Retail	546.9	536.2	1,125.9	1,095.3

Specialty Foods	84.9	81.6	171.1	166.5
Total	$631.7	$617.8	$1,297.0	$1,261.8

Earnings before interest and taxes
Birds Eye Frozen	$38.0	$37.1	$81.3	$83.8
Duncan Hines Grocery	51.0	46.3	94.2	89.0
Specialty Foods	7.6	6.3	15.3	13.4
Unallocated corporate expenses	(6.8)	(7.9)	(12.5)	(14.2)
Total	$89.8	$81.9	$178.3	$172.0

Depreciation and amortization
Birds Eye Frozen	$10.7	$9.7	$21.4	$19.7
Duncan Hines Grocery	8.1	6.9	15.1	13.4
Specialty Foods	3.5	3.0	6.7	6.9
Total	$22.3	$19.6	$43.2	$40.0

Adjustments to Earnings before Interest and Taxes and Depreciation and Amortization used in the calculation of Adjusted EBITDA as described below in the "Covenant Compliance" section, by Segment, are as follows:

	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Adjustments to Earnings before interest and taxes
Birds Eye Frozen	$(1.5)	$(0.1)	$2.0	$0.3
Duncan Hines Grocery	(1.0)	2.2	2.4	4.4
Specialty Foods	(0.3)	—	(0.2)	0.1
Unallocated corporate (income) expenses	—	2.3	—	2.3

Three months ended June 28, 2015 compared to the three months ended June 29, 2014
Net sales
Net sales for the three months ended June 28, 2015 increased $13.9 million or 2.3% versus year-ago to $631.7 million, reflecting a 2.5% increase from the benefit of the Garden Protein acquisition and higher net price realization of 1.3% partially offset by a 1.2% decrease from volume/mix. The period also was impacted by unfavorable foreign currency translation of 0.3%. The earlier timing of the Easter holiday in 2015, which shifted sales into the first quarter from the second quarter, unfavorably impacted the net sales comparison by approximately 1%.
Net sales in our North America Retail business for the second quarter increased 2.0% versus year-ago to $546.9 million, reflecting a 2.9% increase from the Garden Protein acquisition and higher net price realization of 1.2% partially offset by a 1.7% decrease from volume/mix, driven by Easter timing. Also impacting the comparison was unfavorable foreign currency translation of 0.4%. In an industry generally marked by low growth and a price sensitive consumer environment, we continue to outpace the performance of our composite categories, with market share growth of 0.4 percentage points in the quarter.
Birds Eye Frozen Segment:
Net sales in the three months ended June 28, 2015 increased 9.2% versus year-ago to $268.9 million, reflecting a 6.4% increase from the Garden Protein acquisition, a 1.6% increase from volume/mix and higher net price realization of 1.2%. In addition to gardein, the current period benefited from double-digit sales growth of Birds Eye Voila! complete bagged meals, reflecting distribution gains and the expansion of Family Size offerings and strong sales of our Birds Eye frozen vegetables driven by our newly launched Steamfresh Flavor Full and Protein Blends platforms. Partially offsetting this growth were lower sales of the Foundation brands.
Duncan Hines Grocery Segment:
Net sales in the three months ended June 28, 2015 were $278.0 million, a decline of 4.1%, reflecting higher net price realization of 1.2% more than offset by a 4.6% decrease from volume/mix and unfavorable foreign currency translation of 0.7%. During the quarter we realized increased sales of our Log Cabin and Mrs. Butterworth's syrups. These increases were more than offset by lower net sales of our Duncan Hines products driven by category weakness and lower sales of Wish-Bone products, reflecting a highly competitive category environment.
Specialty Foods Segment:
Net sales in the three months ended June 28, 2015 were $84.9 million, an increase of 4.0%, reflecting a 1.8% increase from volume/mix and higher net pricing of 2.2%. This increase was primarily driven by increased sales of private label canned meat.

Gross profit
Gross profit for the three months ended June 28, 2015 was $169.1 million, or 26.8% of net sales, compared to $162.2 million, or 26.3% of net sales, in the comparable prior year period. Impacting gross profit in the second quarter of 2015 were higher mark to market gains on financial instruments. Excluding these and other items affecting comparability, gross profit advanced 1.3% and gross profit percentage decreased 25 basis points. The decline in gross profit margin largely reflected the impacts of higher new product introductory costs and input cost inflation, which together more than offset the benefits of higher net price realization and strong productivity.
The following table outlines the factors resulting in the year on year change in gross profit and gross margin percentage in the three months ended June 28, 2015.

	$ (in millions)	% Net sales
Productivity	$15.0	2.4%
Favorable product mix	3.2	0.1
Higher net price realization, net of slotting	8.0	0.9
Higher mark to market gains on financial instruments	4.3	0.7
Inflation	(16.0)	(2.5)
Higher depreciation expense	(1.9)	(0.3)
Other (a)	(4.9)	(0.8)
Subtotal	$7.7	0.5%
Lower sales volume	(0.8)
Total	$6.9

(a) Consists primarily of business improvement initiatives and packaging investments.

Marketing and selling expenses
Marketing and selling expenses decreased 4.7% to $45.7 million, or 7.2% of net sales, for the three months ended June 28, 2015, compared to $48.0 million, or 7.8% of net sales for the prior year period. The decrease primarily reflected lower marketing expense due to timing of consumer marketing related to new products, partially offset by higher expenses as a result of the Garden Protein acquisition.
Administrative expenses
Administrative expenses were $27.7 million, or 4.4% of net sales, for the three months ended June 28, 2015, compared to $24.6 million, or 4.0% of net sales, for the comparable prior year period. The increase primarily reflected higher non-cash equity based compensation, depreciation expense and higher personnel expenses as a result of the Garden Protein acquisition.

Research and development expenses:
Research and development expenses were $3.6 million, or 0.6% of net sales, for the three months ended June 28, 2015 compared to $2.9 million, or 0.5% of net sales, for the prior year period. The increase primarily reflected innovation related expenses and higher personnel expense, including the impact of the Garden Protein acquisition.

Other income and expense

	Three months ended
	June 28, 2015	June 29, 2014
Other expense (income), net consists of:
Amortization of intangibles/other assets	$3.4	$3.2
Unrealized foreign exchange gains	(0.7)	—
Termination costs associated with the Hillshire merger agreement	—	2.1
Royalty income and other	(0.4)	(0.4)
Total other expense (income), net	$2.3	$4.8

Unrealized foreign exchange gains. Represents foreign exchange gains from intra-entity loans resulting from the Garden Protein acquisition that are anticipated to be settled in the foreseeable future.

Hillshire merger agreement. On May 12, 2014 the Company entered into a definitive merger agreement for the sale of the Company to The Hillshire Brands Company ("Hillshire"). Subsequently, Hillshire received an offer from Tyson Foods, Inc. ("Tyson") to acquire all of its outstanding common shares. On June 16, 2014, in light of the Tyson offer, Hillshire's board of directors withdrew its recommendation of the pending acquisition of the Company. Under the terms of the merger agreement, as a result of the change in recommendation, the Company had the right to terminate its merger agreement with Hillshire, which it did on June 30, 2014. The costs incurred in the three months ended June 29, 2014, primarily represent professional fees incurred related to the terminated merger agreement.

Earnings before interest and taxes

Earnings before interest and taxes for the three months ended June 28, 2015 were $89.8 million, an increase of 9.7%, or $7.9 million. Items affecting comparability in the three months ended June 28, 2015 and June 29, 2014, were $2.8 million of credits and $4.4 million of charges, respectively. The variance in these items primarily resulted from higher unrealized mark to market gains on financial instruments and intra-entity loans in 2015 and professional fees incurred related to the terminated agreement previously in place with Hillshire Brands incurred in 2014. Excluding these items, Earnings before interest and taxes increased $0.7 million, or 0.8%, primarily resulting from increased gross profit and lower consumer marketing, partially offset by higher administrative and research and development expenses.

Birds Eye Frozen Segment:
Earnings before interest and taxes for the three months ended June 28, 2015 were $38.0 million, an increase of 2.5%, or $0.9 million, as compared to the year-ago period. Excluding items affecting comparability, Earnings before interest and taxes decreased $0.6 million, or 1.5%, primarily resulting from net sales growth and productivity savings, more than offset by new product introductory costs, higher consumer marketing investment and input cost inflation.

Duncan Hines Grocery Segment:
Earnings before interest and taxes increased 10.1%, or $4.7 million, versus year-ago to $51.0 million for the three months ended June 28, 2015. Excluding items affecting comparability, Earnings before interest and taxes advanced 3.1%, or $1.5 million, driven by productivity savings and lower consumer marketing expense, partially offset by input cost inflation and the impact of the net sales decline.
Specialty Foods Segment:
Earnings before interest and taxes increased 19.7%, or $1.3 million, versus year-ago to $7.6 million for the three months ended June 28, 2015. Excluding items affecting comparability, Earnings before interest and taxes advanced 15.0%, or $1.0 million, largely reflecting the growth in net sales and productivity savings, partially offset by input cost inflation.

Unallocated corporate expense:
Unallocated corporate expense for the three months ended June 28, 2015 was $6.8 million, as compared to $7.9 million in the year ago period. The change primarily reflected professional fees incurred related to the terminated agreement previously in place with Hillshire Brands incurred in the year ago quarter.

Interest expense, net

Net interest expense decreased 9.5%, or $2.3 million, to $22.2 million in the three months ended June 28, 2015, compared to $24.5 million in the three months ended June 29, 2014. The decrease primarily resulted from lower outstanding debt balances driven by our July 2014 $200.0 million principal payment as well as twenty five basis point lower rates on our term loans due to the benefit of our improved net leverage ratio. Also impacting the comparison was higher interest rate swap losses described below.

We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements, excluding the AOCL portion, are recorded as an adjustment to interest expense. Included in net interest expense was $1.0 million and $0.2 million for the second quarters of 2015 and 2014, respectively, recorded from losses on interest rate swap agreements.

Provision for income taxes

The effective tax rate was 35.4% for the three months ended June 28, 2015 compared to 38.0% for the three months ended June 29, 2014. The effective tax rate difference relates to benefits of the Domestic Production Activities Deduction and the foreign tax credit associated with our Canadian operations, which were not available to the company during 2014. In addition, the effective tax rate for each of the three months ended June 28, 2015 and June 29, 2014 includes benefits of approximately 0.8% for changes to state tax legislation. For the three months ended June 28, 2015 and June 29, 2014, we maintained a valuation allowance against certain state net operating loss carryovers, state tax credit carryovers, and foreign loss carryovers. There was no change in the valuation allowance for either of the respective three month reporting periods.
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

Six months ended June 28, 2015 compared to the six months ended June 29, 2014
Net sales
Net sales for the six months ended June 28, 2015 increased $35.2 million or 2.8% versus year-ago to $1.30 billion, reflecting a 2.5% increase from the benefit of the Garden Protein acquisition and higher net price realization of 1.0% partially offset by a 0.4% decrease from volume/mix. The period also was impacted by unfavorable foreign currency translation of 0.3%.
Net sales in our North American retail business for the six months ended June 28, 2015 increased 2.8% versus year-ago to $1.13 billion reflecting a 2.8% increase from the Garden Protein acquisition and higher net price realization of 1.1% partially offset by a 0.7% decrease from volume/mix. Also impacting the comparison was unfavorable foreign currency translation of 0.4%. In an industry generally marked by low growth and a price sensitive consumer environment, we continue to outpace the performance of our composite categories, with market share growth in the six months of 0.4 percentage points.
Birds Eye Frozen Segment:
Net sales in the six months ended June 28, 2015 increased 8.6% versus year-ago to $586.7 million, reflecting a 5.8% increase from the Garden Protein acquisition, a 1.7% increase from volume/mix and higher net price realization of 1.1%. Excluding the impact of Garden Protein, the increase is primarily attributable to growth in Birds Eye frozen vegetables and Birds Eye Voila! complete bagged meals, reflecting distribution expansion and the benefit of recently launched new products, such as Birds Eye Steamfresh Flavor Full, Protein Blends and Birds Eye Voila! family size varieties. These increases were partially offset by lower sales of the Foundation brands.
Duncan Hines Grocery Segment:
Net sales in the six months ended June 28, 2015 were $539.2 million, a decline of 2.8%, reflecting higher net price realization of 0.9% more than offset by a 3.0% decrease from volume/mix and unfavorable foreign currency translation of 0.7%. Positively impacting the period were increased sales of our Log Cabin and Mrs. Butterworth's syrups. More than offsetting these increases were lower net sales of our Canadian operations, including the unfavorable impact from foreign exchange and lower sales of our Duncan Hines products due to category weakness.
Specialty Foods Segment:
Net sales in the six months ended June 28, 2015 increased 2.8% versus year-ago to $171.1 million, reflecting higher net pricing of 1.6% and a 1.2% increase from volume/mix. This increase was primarily driven by increased sales of private label canned meat.
Gross profit
Gross profit for the six months ended June 28, 2015 was $340.8 million, or 26.3% of net sales, compared to $328.8 million, or 26.1% of net sales, in the comparable prior year period. Impacting gross profit in the six months ended June 28, 2015 were higher mark to market gains on financial instruments. Excluding these and other items affecting comparability, gross profit advanced 2.6% and gross profit percentage decreased 4 basis points. The decline in gross profit margin largely reflected the impacts of input cost inflation partially and other items partially offset by the benefits of higher net price realization and strong productivity.
The following table outlines the factors resulting in the year on year change in gross profit and gross margin percentage in the six months ended June 28, 2015.

	$ (in millions)	% Net sales
Productivity	$29.0	2.2%
Favorable product mix	8.2	0.2
Higher net price realization, including slotting	13.2	0.7
Higher mark-to-market gains on financial instruments	4.9	0.4
Inflation	(33.0)	(2.5)
Higher depreciation expense	(2.7)	(0.2)
Employee incentives resulting from the termination of the Hillshire merger agreement	(1.1)	(0.1)
Other (a)	(8.1)	(0.5)
Subtotal	$10.4	0.2%
Higher sales volume	1.6
Total	$12.0

(a) Consists primarily of business improvement initiatives and packaging investments.

Marketing and selling expenses
Marketing and selling expenses were $92.7 million, or 7.1% of net sales, for the six months ended June 28, 2015, compared to $92.1 million, or 7.3% of net sales, for the comparable prior year period. The decrease primarily reflected lower marketing expense due to timing of consumer marketing related to new products, partially offset by higher expenses as a result of the Garden Protein acquisition.
Administrative expenses
Administrative expenses were $55.5 million, or 4.3% of net sales, for the six months ended June 28, 2015, compared to $50.6 million, or 4.0% of net sales, for the comparable prior year period. The increase primarily reflected higher non-cash equity based compensation, depreciation expense and higher personnel expenses as a result of the Garden Protein acquisition.

Research and development expenses:
Research and development expenses were $6.6 million, or 0.5% of net sales, for the six months ended June 28, 2015 compared to $5.4 million, or 0.4% of net sales, for the comparable prior year period. The increase primarily reflected innovation related expenses and higher personnel expense including the impact from the Garden Protein acquisition.

Other income and expense

	Six months ended
	June 28, 2015	June 29, 2014
Other expense (income), net consists of:
Amortization of intangibles/other assets	$6.8	$7.4
Unrealized foreign exchange losses	1.6	—
Termination costs associated with the Hillshire merger agreement	—	2.1
Royalty income and other	(0.6)	(0.6)
Total other expense (income), net	$7.7	$8.8

Unrealized foreign exchange losses. Represents foreign exchange losses from intra-entity loans resulting from the Garden Protein acquisition that are anticipated to be settled in the foreseeable future.

Hillshire merger agreement. On May 12, 2014 the Company entered into a definitive merger agreement for the sale of the Company to The Hillshire Brands Company ("Hillshire"). Subsequently, Hillshire received an offer from Tyson Foods, Inc. ("Tyson") to acquire all of its outstanding common shares. On June 16, 2014, in light of the Tyson offer, Hillshire's board of directors withdrew its recommendation of the pending acquisition of the Company. Under the terms of the merger agreement, as a result of the change in recommendation, the Company had the right to terminate its merger agreement with Hillshire, which it did on June 30, 2014. The costs incurred in the six months ended June 29, 2014, primarily represents professional fees incurred related to the terminated merger agreement.

Earnings before interest and taxes

Earnings before interest and taxes for the six months ended June 28, 2015 increased $6.3 million, or 3.7%, versus year-ago to $178.3 million. Impacting the six months ended June 28, 2015 and June 29, 2014 were $4.2 million and $7.0 million, respectively, of charges affecting comparability. The decrease in these charges primarily resulted from higher unrealized mark to market gains on financial instruments in the current year and professional fees incurred related to the terminated agreement previously in place with Hillshire Brands incurred in the year ago period. Excluding these items, Earnings before interest and taxes increased $3.5 million, or 1.9%, primarily resulting from increased gross profit and lower consumer marketing partially offset by higher administrative expense.

Birds Eye Frozen Segment:
Earnings before interest and taxes for the six months ended June 28, 2015 were $81.3 million, a decline of $2.5 million, or 3.0%, as compared to the year-ago period. Excluding items affecting comparability, Earnings before interest and taxes declined $0.9 million or 1.1%, largely reflecting input cost inflation, and higher marketing investment, particularly for our Birds-Eye products, partially offset by the net sales growth and productivity savings.

Duncan Hines Grocery Segment:
Earnings before interest and taxes for the six months ended June 28, 2015 were $94.2 million, an increase of 5.9%, as compared to the year-ago period. Excluding items affecting comparability, Earnings before interest and taxes increased $3.2 million or 3.5%, largely reflecting improved gross profit driven by productivity savings and favorable product mix and lower consumer marketing partially offset by the impacts of the net sales decline and input cost inflation.

Specialty Foods Segment:
Earnings before interest and taxes for the six months ended June 28, 2015 were $15.3 million, an increase of $1.9 million, or 14.0%, versus year-ago. Excluding items affecting comparability, EBIT advanced $1.7 million or 12.4%, largely reflecting the growth in net sales and productivity savings and lower intangible amortization partially offset by input cost inflation.
Unallocated corporate expense:
Unallocated corporate expense for the six months ended June 28, 2015 was $12.5 million, as compared to $14.2 million in the year ago period. The change primarily reflected professional fees incurred related to the terminated agreement previously in place with Hillshire Brands incurred in the year ago period.

Interest expense, net
Net interest expense declined 10.6%, or $5.2 million, to $43.7 million in the six months ended June 28, 2015 from $48.8 million in the six months ended June 29, 2014. The decrease primarily resulted from lower outstanding debt balances driven by our July 2014 $200.0 million principal payment as well as twenty five basis point lower rates on our term loans due to the benefit of our improved net leverage ratio. Also impacting the comparison was higher interest rate swap losses described below.

We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements, excluding the AOCL portion, are recorded as an adjustment to interest expense. Included in net interest expense was $1.4 million and $0.2 million for the first six months of 2015 and 2014, respectively, recorded from losses on interest rate swap agreements.

Provision for income taxes

The effective tax rate was 36.7% for the six months ended June 28, 2015 compared to 38.0% for the six months ended June 29, 2014. The effective tax rate for the six months ended June 28, 2015 includes benefits related to the Domestic Production Activities Deduction and the foreign tax credit associated with our Canadian operations, which were not available to the company during 2014. In addition, the effective tax rate for each of the six months ended June 28, 2015 and June 29, 2014 includes benefits of 0.4% and 0.8% for changes to state tax legislation respectively. For the six months ended June 28, 2015 and June 29, 2014, we maintained a valuation allowance against certain state net operating loss carryovers, state tax credit carryovers, and foreign loss carryovers. There was no change in the valuation allowance for either of the respective six month reporting periods.
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
Our principal liquidity requirements have been, and we expect will be, for working capital and general corporate purposes, including capital expenditures, debt service and our quarterly dividend program. Currently, the quarterly payment is $0.235 per share, or approximately $28 million per quarter. Capital expenditures are expected to be approximately $100 to $110 million in 2015, excluding any potential capital this year in the U.S. associated with the Garden Protein expansion. We have historically satisfied our liquidity requirements with internally generated cash flows and availability under our revolving credit facility. We expect that our ability to generate cash from our operations and ability to borrow from our credit facilities should be sufficient to support working capital needs, planned growth, capital expenditures, debt service and dividends for the next 12 months and for the foreseeable future. We have cash in foreign accounts, primarily related to the operations of our Canadian businesses. Tax liabilities related to bringing these funds back into the United States would not be significant and have been accrued.
Statements of cash flows for the six months ended June 28, 2015 compared to the six months ended June 29, 2014
For the six months ended June 28, 2015, net cash flow increased $14.9 million compared to an increase in net cash flow of $54.1 million for the six months ended June 29, 2014.

Net cash provided by operating activities was $124.4 million for the six months ended June 28, 2015, and was the result of net earnings, excluding non-cash charges and credits, of $166.4 million and an increase in working capital of $41.9 million. The increase in working capital was primarily the result of a $5.8 million decrease in accrued liabilities, primarily attributable to payment of the 2014 annual bonus, a $15.0 million decrease in accounts payable resulting from seasonal timing, a $9.7 million increase in inventories resulting from agricultural seasonal build that is expected to normalize by year end, a $4.7 million decrease in accrued trade marketing expense and a $4.5 million increase in accounts receivable driven by the timing of sales. The aging profile of accounts receivable has not changed significantly from December 2014. All other working capital accounts generated a net $2.3 million cash inflow.

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

Net cash used in investing activities was $47.1 million, for the six months ended June 28, 2015 and included $48.2 million for capital expenditures as well as $1.1 million of cash inflows from a Garden Protein acquisition post closing working capital adjustment. Capital expenditures during the first six months of 2015 included approximately $8.4 million of costs related to our acquisition integration projects.

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

Net cash used by financing activities for the six months ended June 28, 2015 was $62.1 million and consisted of $54.7 million of dividends paid, $6.9 million of debt repayments and $0.5 million of net cash outflows related to our equity based compensation plans.

Net cash used by financing activities for the six months ended June 29, 2014 was $64.5 million and consisted of $48.6 million of dividends paid, $13.5 million of debt repayments and $2.1 million of cash outflows related to our equity based compensation plans. All other financing activities generated a net $0.3 million outflow.

Debt

For more information on our debt, see Note 10 of the Consolidated Financial Statements "Debt and Interest Expense".

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
In addition, under the Amended Credit Agreement and the indenture governing the 4.875% Senior Notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Senior Secured Leverage Ratio (which is currently the same as the ratio of Net First Lien Secured Debt to Covenant Compliance EBITDA described above), in the case of the Amended Credit Agreement, or to the ratio of Covenant Compliance EBITDA to fixed charges for the most recently concluded four consecutive fiscal quarters, in the case of the 4.875% Senior Notes. We believe that these covenants are material terms of these agreements and that information about the covenants is material to an investor's understanding our financial performance. As of June 28, 2015, we were in compliance with all covenants and other obligations under the Amended Credit Agreement and the indenture governing the 4.875% Senior Notes.
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
EBITDA, Adjusted EBITDA and Covenant Compliance EBITDA do not represent net earnings or loss or cash flow from operations as those terms are defined by U.S. Generally Accepted Accounting Principles (“GAAP”) and do not necessarily indicate whether cash flows will be sufficient to fund cash needs. In particular, the definitions of Covenant Compliance EBITDA in the Amended

Credit Agreement and the indenture allow us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net earnings or loss. However, these are expenses that vary greatly and are difficult to predict. While EBITDA, Adjusted EBITDA and Covenant Compliance EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, they are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.
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
The following table provides a reconciliation from our net earnings to EBITDA, Adjusted EBITDA and Covenant Compliance EBITDA for the three and six months ended June 28, 2015 and June 29, 2014, and the fiscal year ended December 28, 2014. The terms and related calculations are defined in the Amended Credit Agreement and the indenture governing the 4.875% Senior Notes.

(thousands of dollars)	Three months ended		Six months ended		Fiscal Year Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014	December 28, 2014
Net earnings	$43,679	$35,584	$85,215	$76,332	$248,418
Interest expense, net	22,175	24,492	43,650	48,833	96,053
Income tax expense	23,961	21,834	49,419	46,836	167,800
Depreciation and amortization expense	22,290	19,578	43,157	39,958	80,627
EBITDA	$112,105	$101,488	$221,441	$211,959	$592,898
Non-cash items (a)	(5,200)	(158)	(1,465)	264	41,022
Acquisition, merger and other restructuring charges (b)	2,388	4,384	5,657	6,587	(130,050)
Other adjustment items (c)	—	169	—	169	169
Adjusted EBITDA	$109,293	$105,883	$225,633	$218,979	$504,039
Wish-Bone and Gardein Protein acquisition adjustments (1)	3,000	3,409	6,000	6,728	25,260
Non-cash equity-based compensation charges (2)	4,593	2,336	6,495	4,448	8,762
Covenant Compliance EBITDA	$116,886	$111,628	$238,128	$230,155	$538,061
Last twelve months Covenant Compliance EBITDA			$546,034

(1)
For the three months and six months ended June 28, 2015, represents the net cost savings projected to be realized from acquisition synergies from both the Garden Protein and Wish-Bone acquisitions, calculated consistent with the definition of Covenant Compliance EBITDA. For the three and six months ended June 29, 2014 and fiscal 2014, represents proforma additional EBITDA from Garden Protein for the period of fiscal 2014 prior to the acquisition and the net cost savings projected to be realized from acquisition synergies from both the Garden Protein and Wish-Bone acquisitions, calculated consistent with the definition of Covenant Compliance EBITDA.

(2)
Represents non-cash compensation charges related to the granting of equity awards that occur in the normal course of business. Awards that were issued as a result of the termination of the Hillshire merger agreement and awards that vested as a result of the Liquidity Event are being treated as an adjustment in the determination of Adjusted EBITDA. See Non-cash items below for details.

(a)	Non-cash items are comprised of the following:

(thousands of dollars)	Three months ended		Six months ended		Fiscal Year Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014	December 28, 2014
Unrealized (gains) losses resulting from hedging activities (1)	$(4,500)	$(158)	$(4,610)	$264	$12,542
Effects of adjustments related to the application of purchase accounting (2)	—	—	—	—	636
Non-cash compensation charges (3)	—	—	1,567	$—	27,189
Unrealized foreign exchange (gains) losses (4)	(700)	—	1,578	$—	655
Total non-cash items	$(5,200)	$(158)	$(1,465)	$264	$41,022
 _________________

(1)	Represents non-cash (gains) losses resulting from mark-to-market adjustments of obligations under derivative contracts.

(2)	For fiscal 2014, represents expense related to the write-up to fair market value of inventories acquired as a result of the Garden Protein acquisition.

(3)
For the six months ended June 28, 2015, represents non-cash employee incentives and retention charges resulting from the termination of the Hillshire merger agreement. For fiscal 2014, represents non-cash employee incentives and retention charges resulting from the termination of the Hillshire merger agreement and equity based compensation charges resulting from the Liquidity event.

(4)	Represents foreign exchange (gains) losses resulting from intra-entity loans that are anticipated to be settled in the foreseeable future.

(b)	Acquisition, merger and other restructuring charges are comprised of the following:

(thousands of dollars)	Three months ended		Six months ended		Fiscal Year Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014	December 28, 2014
Expenses in connection with an acquisition or other non-recurring merger costs (1)	$362	$2,100	$1,128	$2,100	$(144,526)
Restructuring charges, integration costs and other business optimization expenses (2)	2,026	2,284	4,529	4,062	11,011
Employee severance (3)	—	—	—	425	3,465
Total acquisition, merger and other restructuring charges	$2,388	$4,384	$5,657	$6,587	$(130,050)
_________________

(1)
For the three and six months ended June 28, 2015, represents expenses related to the secondary offerings of common stock. For the three and six months ended June 29, 2014, primarily represents professional fees incurred related to the terminated agreement previously in place with Hillshire Brands. For fiscal 2014, primarily represents receipt of Hillshire merger termination fee, net of professional fees and employee incentives incurred related to the terminated agreement. Also, includes expenses related to secondary offerings of common stock during 2014.

(2)
For the three and six months ended June 28, 2015, primarily represents integration costs of the Garden Protein and Wish-Bone acquisitions. For the three and six months June 29, 2014, represents integration costs of the Duncan Hines manufacturing business located in Centralia, Illinois and of the Wish-Bone acquisition and restructuring related costs from the closure of our Millsboro, DE facility. For fiscal 2014, represents integration costs of the Wish-Bone and Gilster acquisitions and a gain from the sale of our Millsboro, DE facility in September 2014.

(3)	Represents severance costs paid, or to be paid, to terminated employees.

(c)	Other adjustment items are comprised of the following:

(thousands of dollars)	Three months ended		Six months ended		Fiscal Year Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014	December 28, 2014
Other	—	169	—	169	169
Total other adjustments	$—	$169	$—	$169	$169
_________________
Our covenant requirements and actual ratios for the twelve months ended June 28, 2015 are as follows:

	Covenant Requirement	Actual Ratio
Amended Credit Agreement
Net First Lien Leverage Ratio (1)	5.75 to 1.00	3.46
Total Leverage Ratio (2)	Not applicable	4.13
Senior Notes (3)
Minimum Covenant Compliance EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions (4)	2.00 to 1.00	6.36
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

(2)
The Total Leverage Ratio is not a financial covenant but is used to determine the applicable margin rate under the Amended Credit Agreement. As of September 28, 2014, we achieved a total net leverage ratio of less than 4.25:1.0, and maintained it at June 28, 2015, which resulted in a 25 basis point reduction on the margin on our Amended Credit Agreement. The Total Leverage Ratio is calculated by dividing consolidated total debt less the aggregate amount of all unrestricted cash and cash equivalents by Covenant Compliance EBITDA.

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
The following table provides a reconciliation from our gross profit to Adjusted Gross Profit for the three and six months ended June 28, 2015 and June 29, 2014, and the fiscal year ended December 28, 2014.

(thousands of dollars)	Three months ended		Six months ended		Fiscal Year Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014	December 28, 2014
Gross profit	$169,109	$162,217	$340,826	$328,878	$681,198
Non-cash items (a)	(4,500)	(158)	(3,656)	264	17,856
Acquisition, merger and other restructuring charges (b)	1,677	2,108	4,294	3,663	12,247
Adjusted Gross Profit	$166,286	$164,167	$341,464	$332,805	$711,301

% of Net Sales	26.3%	26.6%	26.3%	26.4%	27.5%

(a)	Non-cash items are comprised of the following:

(thousands of dollars)	Three months ended		Six months ended		Fiscal Year Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014	December 28, 2014
Unrealized losses (gains) resulting from hedging activities (1)	$(4,500)	$(158)	$(4,610)	$264	$12,542
Effects of adjustments related to the application of purchase accounting (2)			—	—	636
Non-cash compensation charges (3)		—	954	—	4,678
Non-cash items	$(4,500)	$(158)	$(3,656)	$264	$17,856

 _________________

(1)	Represents non-cash gains and losses resulting from mark-to-market obligations under derivative contracts.

(2)	For fiscal 2014, represents expense related to the write-up to fair market value of inventories acquired as a result of the Garden Protein acquisition.

(3)	Represents non-cash employee incentives and retention charges resulting from the termination of the Hillshire merger agreement.

(b)	Acquisition, merger and other restructuring charges are comprised of the following:

(thousands of dollars)	Three months ended		Six months ended		Fiscal Year Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014	December 28, 2014
Expenses in connection with an acquisition or other non-recurring merger costs (1)	$—	$—	$130	$—	$855
Restructuring charges, integration costs and other business optimization expenses (2)	1,677	2,108	$4,164	$3,663	10,697
Employee severance and recruiting (3)	—	—	—	—	695
Total acquisition, merger and other restructuring charges	$1,677	$2,108	$4,294	$3,663	$12,247

 _________________

(1)	For the three and six months ended June 28, 2015 and for fiscal 2014, represents expenses incurred related to the terminated agreement with Hillshire.

(2)
For the three and six months ended June 28, 2015, primarily represents integration costs of the Garden Protein and Wish-Bone acquisitions. For the three and six months ended June 29, 2014 primarily represents restructuring related charges related to the Duncan Hines manufacturing business located in Centralia, Illinois, integration costs for the Wish-Bone acquisition and the closure of our Millsboro, DE facility. For fiscal 2014, represents integration costs of the Wish-Bone and Gilster acquisitions and a gain from the sale of our Millsboro, DE facility in September 2014.

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

Off-Balance Sheet Arrangements

As of June 28, 2015, we did not have any off-balance sheet obligations.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 28, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective at a level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended June 28, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements.” All statements, other than statements of historical facts included in this report, including statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, financing needs, plans or intentions relating to acquisitions, business trends and other information referred to under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Note 13. Commitments and Contingencies” are forward-looking statements. When used in this report, the words “estimates,” “expects,” “contemplates”, “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management's expectations, beliefs and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.
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

PINNACLE FOODS INC.

By:	/s/ Craig Steeneck
Name:	Craig Steeneck
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Authorized Officer)
Date:	July 31, 2015

PINNACLE FOODS INC.
Exhibit Index

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference from Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Pinnacle Foods Inc.		8-K	3.1	4/3/13
3.2	Amended and Restated Bylaws of Pinnacle Foods Inc.		8-K	3.2	4/3/13
4.1	Form of Stock Certificate for Common Stock		S-1/A	4.1	3/6/13
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer	X
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2**	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)	X
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