Form 10-Q
period 2015-09-27
Pinnacle Foods Inc.
filed 2015-10-29
CIK 1564822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2015
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

The Registrant had 116,607,245 shares of common stock, $0.01 par value, outstanding at October 26, 2015.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(thousands, except per share amounts)

	Three months ended		Nine months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net sales	$636,287	$624,011	$1,933,314	$1,885,850
Cost of products sold	459,432	460,109	1,415,633	1,393,070
Gross profit	176,855	163,902	517,681	492,780

Marketing and selling expenses	44,155	41,722	136,862	133,820
Administrative expenses	26,467	24,979	81,918	75,574
Research and development expenses	3,247	3,120	9,888	8,478
Termination fee received, net of costs, associated with the Hillshire merger agreement	—	(155,073)	—	(152,988)
Other expense (income), net	5,193	2,524	12,936	9,265
	79,062	(82,728)	241,604	74,149
Earnings before interest and taxes	97,793	246,630	276,077	418,631
Interest expense	22,315	24,879	66,130	73,770
Interest income	7	35	172	93
Earnings before income taxes	75,485	221,786	210,119	344,954
Provision for income taxes	27,387	85,829	76,806	132,665
Net earnings	$48,098	$135,957	$133,313	$212,289

Net earnings per share
Basic	$0.41	$1.17	$1.15	$1.84
Weighted average shares outstanding - basic	116,085	115,728	116,007	115,684
Diluted	$0.41	$1.16	$1.14	$1.82
Weighted average shares outstanding - diluted	117,470	117,004	117,262	116,899
Dividends declared	$0.255	$0.235	$0.725	$0.655
See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (unaudited)
(thousands)

	Three months ended		Nine months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net earnings	$48,098	$135,957	$133,313	$212,289
Other comprehensive earnings (loss)
Foreign currency translation	(1,581)	(216)	(3,519)	(456)
Net gain (loss) on financial instrument contracts	(13,531)	3,263	(23,893)	(16,960)

Reclassifications into earnings:
Financial instrument contracts	197	144	288	(409)
Gain (loss) on pension actuarial assumption adjustments	261	(6)	780	169

Tax benefit (provision) on other comprehensive earnings (loss)	5,647	(1,094)	10,176	6,934
Total other comprehensive (loss) earnings - net of tax	(9,007)	2,091	(16,168)	(10,722)
Total comprehensive earnings	$39,091	$138,048	$117,145	$201,567

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
(thousands, except share and per share amounts)

	September 27, 2015	December 28, 2014
Current assets:
Cash and cash equivalents	$73,022	$38,477
Accounts receivable, net of allowances of $6,979 and $6,801, respectively	208,731	190,754
Inventories	444,977	356,467
Other current assets	6,922	8,223
Deferred tax assets	67,376	121,788
Total current assets	801,028	715,709
Plant assets, net of accumulated depreciation of $393,763 and $349,639, respectively	613,380	605,906
Tradenames	2,001,225	2,001,874
Other assets, net	141,362	157,896
Goodwill	1,715,080	1,719,560
Total assets	$5,272,075	$5,200,945

Current liabilities:
Short-term borrowings	$1,146	$2,396
Current portion of long-term obligations	11,317	11,916
Accounts payable	215,980	198,579
Accrued trade marketing expense	38,137	36,210
Accrued liabilities	116,978	106,488
Dividends payable	30,582	27,847
Total current liabilities	414,140	383,436
Long-term debt (includes $35,028 and $47,315 owed to related parties, respectively)	2,279,082	2,285,984
Pension and other postretirement benefits	56,752	61,830
Other long-term liabilities	53,490	34,305
Deferred tax liabilities	710,825	721,401
Total liabilities	3,514,289	3,486,956
Commitments and contingencies (Note 13)
Shareholders' equity:
Pinnacle preferred stock: $.01 per share, 50,000,000 shares authorized, none issued	—	—
Pinnacle common stock: par value $.01 per share, 500,000,000 shares authorized; issued 117,607,014 and 117,293,745, respectively	1,176	1,173
Additional paid-in-capital	1,374,597	1,363,129
Retained earnings	468,025	419,531
Accumulated other comprehensive loss	(53,902)	(37,734)
Capital stock in treasury, at cost, 1,000,000 common shares	(32,110)	(32,110)
Total shareholders' equity	1,757,786	1,713,989
Total liabilities and shareholders' equity	$5,272,075	$5,200,945

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands)

	Nine months ended
	September 27, 2015	September 28, 2014
Cash flows from operating activities
Net earnings	$133,313	$212,289
Non-cash charges (credits) to net earnings
Depreciation and amortization	67,420	59,976
Amortization of discount on term loan	1,786	1,865
Amortization of debt acquisition costs	2,910	3,043
Refinancing costs and write off of debt issuance costs	—	1,879
Change in value of financial instruments	(174)	3,564
Equity-based compensation charges	11,489	8,386
Pension expense, net of contributions	(4,300)	(8,758)
Gain on sale of assets held for sale	—	(1,541)
Other long-term liabilities	(1,271)	1,809
Unrealized foreign exchange losses	3,679	—
Deferred income taxes	55,500	127,389
Changes in working capital
Accounts receivable	(19,391)	(28,422)
Inventories	(90,277)	(23,132)
Accrued trade marketing expense	2,332	(526)
Accounts payable	32,714	54,924
Accrued liabilities	14,200	(802)
Other current assets	890	673
Net cash provided by operating activities	210,820	412,616
Cash flows from investing activities
Business acquisition activity	1,102	(11,769)
Capital expenditures	(84,733)	(82,684)
Proceeds from sale of plant assets	730	2,328
Net cash used in investing activities	(82,901)	(92,125)
Cash flows from financing activities
Repayments of long-term obligations	(6,642)	(217,552)
Proceeds from short-term borrowings	2,135	2,220
Repayments of short-term borrowings	(3,386)	(3,442)
Repayment of capital lease obligations	(2,645)	(2,707)
Dividends paid	(82,086)	(72,985)
Net proceeds from issuance of common stock	1,038	238
Excess tax benefits on equity-based compensation	1,345	786
Taxes paid related to net share settlement of equity awards	(2,401)	(3,061)
Debt acquisition costs	—	(258)
Net cash used in financing activities	(92,642)	(296,761)
Effect of exchange rate changes on cash	(732)	(17)
Net change in cash and cash equivalents	34,545	23,713
Cash and cash equivalents - beginning of period	38,477	116,739
Cash and cash equivalents - end of period	$73,022	$140,452

Supplemental disclosures of cash flow information:
Interest paid	$54,825	$63,435
Interest received	159	93
Income taxes paid	18,425	5,451
Non-cash investing and financing activities:
New capital leases	—	1,286
Dividends payable	30,582	29,037

Accrued additions to Plant assets at September 27, 2015 were $9,693. As of September 28, 2014, they were not significant.
See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
(thousands, except share and per share amounts)

	Common Stock		Treasury Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 29, 2013	117,231,853	$1,172	—	$—	$1,328,847	$275,519	$(7,497)	$1,598,041
Equity-based compensation plans	54,999	1			6,349			6,350
Dividends ($0.655 per share) (a)						(76,974)		(76,974)
Comprehensive earnings						212,289	(10,722)	201,567
Balance, September 28, 2014	117,286,852	$1,173	—	$—	$1,335,196	$410,834	$(18,219)	$1,728,984

Balance, December 28, 2014	117,293,745	$1,173	(1,000,000)	$(32,110)	$1,363,129	$419,531	$(37,734)	$1,713,989
Equity-based compensation plans	313,269	3			11,468			11,471
Dividends ($0.725 per share) (b)						(84,819)		(84,819)
Comprehensive earnings						133,313	(16,168)	117,145
Balance, September 27, 2015	117,607,014	$1,176	(1,000,000)	$(32,110)	$1,374,597	$468,025	$(53,902)	$1,757,786

(a) $0.21 per share declared February 2014 and May 2014, $0.235 per share declared August 2014.
(b) $0.235 per share declared February 2015 and June 2015, $0.255 per share declared September 2015.

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

1. Summary of Business Activities
Business Overview
Pinnacle Foods Inc. (the "Company") is a leading manufacturer, marketer and distributor of high quality, branded convenience food products, the products and operations of which are reported in three operating segments: (i) Birds Eye Frozen, (ii) Duncan Hines Grocery and (iii) Specialty Foods. The Company’s retail frozen vegetables (Birds Eye), frozen complete bagged meals (Birds Eye Voila!), frozen seafood (Van de Kamp’s and Mrs. Paul’s), plant based protein frozen products (gardein), full-calorie single-serve frozen dinners and entrées (Hungry-Man), frozen breakfast (Aunt Jemima), frozen and refrigerated bagels (Lender’s), and frozen pizza for one (Celeste) are reported in the Birds Eye Frozen segment. The Company’s baking mixes and frostings (Duncan Hines), shelf-stable pickles (Vlasic), liquid and dry-mix salad dressings (Wish-Bone and Western), table syrups (Mrs. Butterworth’s and Log Cabin), canned meat (Armour, Nalley and Brooks), pie and pastry fillings (Duncan Hines Comstock and Wilderness), barbecue sauces (Open Pit) and Canadian operations, excluding Garden Protein are reported in the Duncan Hines Grocery segment. The Company refers to the sum of the Birds Eye Frozen segment and the Duncan Hines Grocery segment as the North America Retail business. The Specialty Foods segment consists of snack products (Tim’s Cascade and Snyder of Berlin) and the Company’s food service and private label businesses.
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

As of the launch of our initial public offering on April 3, 2013 (the “IPO”), we were a company controlled by Blackstone. Effective September 12, 2014, as a result of Blackstone’s reduced ownership in the Company, we no longer qualified as a “controlled company” under applicable New York Stock Exchange ("NYSE") listing standards. On November 21, 2014, Blackstone sold additional shares, and the reduction in Blackstone’s ownership level to below 50% of its initial holdings, as well as Blackstone exceeding its internal rate of return vesting objective, triggered the immediate vesting of approximately 1.1 million non-vested shares and 0.2 million stock options and the recognition of approximately $23.7 million of equity-based compensation expense (the “Liquidity Event”).
On May 8, 2015, Blackstone sold an additional 5,000,000 shares in an underwritten public offering. Upon completion of the offering, Blackstone no longer beneficially owned any of the Company's outstanding common stock.

2. Interim Financial Statements

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of September 27, 2015, the results of operations for the three and nine months ended September 27, 2015 and September 28, 2014, and the cash flows for the nine months ended September 27, 2015 and September 28, 2014. The results of operations are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 28, 2014.

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Acquisition of the Duncan Hines manufacturing business (the "Gilster acquisition")

On March 31, 2014, the Company acquired the Duncan Hines manufacturing business located in Centralia, Illinois, from Gilster Mary Lee Corporation (“Gilster”), which, prior to the acquisition, had been the Company's primary co-packer of Duncan Hines products. The cost of the acquisition was $26.6 million, $11.7 million of which was paid in cash, with the balance due under a $14.9 million four-year note. Goodwill, which is not subject to amortization, totaled $9.6 million (tax deductible goodwill of $7.5 million). The entire acquisition was allocated to the Duncan Hines Grocery segment. Other operating costs of approximately $0.3 million incurred in connection with the transaction were expensed as incurred and recorded in Cost of products sold in the Consolidated Statements of Operations.

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

Level 3:	Unobservable inputs that reflect the Company’s assumptions.
The Company’s financial assets and liabilities subject to recurring fair value measurements and the required disclosures are as follows:

	Fair Value as of September 27, 2015	Fair Value Measurements Using Fair Value Hierarchy			Fair Value as of December 28, 2014	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Interest rate derivatives	$—	$—	$—	$—	$6,420	$—	$6,420	$—
Foreign currency derivatives	941	—	941	—	1,294	—	1,294	—
Total assets at fair value	$941	$—	$941	$—	$7,714	$—	$7,714	$—

Liabilities
Interest rate derivatives	$21,397	$—	$21,397	$—	$4,543	$—	$4,543	$—
Commodity derivatives	11,773	—	11,773	—	12,011	—	12,011	—
Total liabilities at fair value	$33,170	$—	$33,170	$—	$16,554	$—	$16,554	$—

The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk.

The valuations of these instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate, commodity, and foreign exchange forward curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of the authoritative guidance for fair value disclosure, the Company incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. The Company had no fair value measurements based upon significant unobservable inputs (Level 3) as of September 27, 2015 or December 28, 2014.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

5. Termination Fee Received, Net of Costs and Other Expense (Income), net

Termination Fee Received, Net of Costs, Associated with the Hillshire Merger Agreement

On May 12, 2014, the Company entered into a definitive merger agreement for the sale of the Company to The Hillshire Brands Company ("Hillshire"). Subsequently, Hillshire received an offer from Tyson Foods, Inc. ("Tyson") to acquire all of its outstanding common shares. On June 16, 2014, in light of the Tyson offer, Hillshire's board of directors withdrew its recommendation of the pending acquisition of the Company. Under the terms of the merger agreement, as a result of the change in recommendation, the Company had the right to terminate its merger agreement with Hillshire, which it did on June 30, 2014. As a result of the termination, on July 2, 2014, the Company received a merger termination fee payment of $163.0 million from Tyson, on behalf of Hillshire. One-time fees and expenses of $13.8 million, associated with the merger agreement, comprising external advisors' fees and employee incentives, including equity awards, were incurred through September 28, 2014. The net impact to the nine months ending September 28, 2014 were as follows: ($153.0) million in Other Expense (income), $1.5 million in Cost of products sold, $1.0 million in Marketing and selling expenses, $1.1 million in Administrative expenses and $0.2 million in Research and development expenses.

Other Expense (Income), net

	Three months ended		Nine months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Other expense (income), net consists of:
Amortization of intangibles/other assets	$3,397	$3,187	$10,158	$10,548
Unrealized foreign exchange losses	2,101	—	3,679	—
Royalty income and other	(305)	(663)	(901)	(1,283)
Total other expense (income), net	$5,193	$2,524	$12,936	$9,265

Unrealized foreign exchange losses. These represent foreign exchange losses from intra-entity loans resulting from the Garden Protein acquisition that are anticipated to be settled in the foreseeable future.

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Expense Information
The following table summarizes equity-based compensation expense which was allocated as follows:

	Three months ended		Nine months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Cost of products sold	$502	$1,321	$2,373	$1,792
Marketing and selling expenses	975	789	2,969	1,717
Administrative expenses	1,871	1,657	5,827	4,590
Research and development expenses	79	171	320	287
Pre-tax equity-based compensation expense	3,427	3,938	11,489	8,386
Income tax benefit	(1,296)	(1,418)	(4,263)	(2,884)
Net equity-based compensation expense	$2,131	$2,520	$7,226	$5,502
2007 Stock Incentive Plan

The Company adopted an equity option plan (the “2007 Stock Incentive Plan”) providing for the issuance of the Company's common stock through the granting of nonqualified stock options. As a result of the Liquidity Event, the majority of the outstanding equity options became exercisable. Any unvested awards vest ratably over five years from the date of grant. Subsequent to the adoption of the 2013 Omnibus Incentive Plan (as further described below), the Company ceased granting options under the 2007 Stock Incentive Plan.

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

2013 Omnibus Incentive Plan

In connection with the IPO, the Company adopted an equity incentive plan (the “2013 Omnibus Incentive Plan”) providing for the issuance of up to 11,300,000 shares of the Company's common stock under (1) equity awards granted as a result of the conversion of unvested PIUs into restricted common stock of the Company, (2) stock options and other equity awards granted in connection with the completion of the IPO, and (3) awards granted by the Company under the 2013 Omnibus Incentive Plan following the completion of the IPO. Awards granted subsequent to the IPO include equity options, non-vested shares and restricted stock units ("RSU's"), the majority of which vest in full three years from the date of grant. The Company also granted non-vested performance shares ("PS's) and performance share units ("PSU's"), both of which vest based on achievement of total shareholder return performance goals over a three-year performance period.

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

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings or loss for common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are calculated by dividing net earnings by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

	Three months ended		Nine months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Weighted-average common shares	116,084,948	115,727,666	116,007,184	115,684,420
Effect of dilutive securities:	1,385,093	1,276,085	1,255,156	1,214,332
Dilutive potential common shares	117,470,041	117,003,751	117,262,340	116,898,752

Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities. For the three and nine months ended September 27, 2015, conversion of securities totaling 354,423 and 353,992, respectively, into common share equivalents were excluded from this calculation as their effect would have been anti-dilutive. For the three and nine months ended September 28, 2014, conversion of securities totaling 835,018 and 920,839, respectively, into common share equivalents were excluded from this calculation as their effect would have been anti-dilutive.

7. Accumulated Other Comprehensive Loss

The components of Accumulated other comprehensive loss consist of the following:

	Currency translation adjustments	Gains (Losses) on cash flow hedges	Change in pensions	Total
Balance at December 28, 2014	$(2,053)	$4,126	$(39,807)	$(37,734)
Other comprehensive loss before reclassification	(2,147)	(14,594)	(1)	(16,742)
Amounts reclassified from accumulated other comprehensive loss	—	91	483	574
Net current period other comprehensive (loss) income	(2,147)	(14,503)	482	(16,168)
Balance at September 27, 2015	$(4,200)	$(10,377)	$(39,325)	$(53,902)

	Currency translation adjustments	Gains (Losses) on cash flow hedges	Change in pensions	Total
Balance at December 29, 2013	$(466)	$19,581	$(26,612)	$(7,497)
Other comprehensive loss before reclassification	(261)	(10,457)	—	(10,718)
Amounts reclassified from accumulated other comprehensive loss	—	(108)	104	(4)
Net current period other comprehensive (loss) income	(261)	(10,565)	104	(10,722)
Balance at September 28, 2014	$(727)	$9,016	$(26,508)	$(18,219)

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

The following table presents amounts reclassified out of Accumulated Other Comprehensive Loss ("AOCL") and into Net earnings for the three and nine months ended September 27, 2015 and September 28, 2014, respectively.

Gain/(Loss)	Amounts Reclassified from AOCL
	Three months ended		Nine months ended
Details about Accumulated Other Comprehensive Earnings Components	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014		Reclassified from AOCL to:
Gains and losses on financial instrument contracts
Interest rate contracts	$(1,113)	$(279)	$(2,516)	$(525)		Interest expense
Foreign exchange contracts	916	135	2,228	934		Cost of products sold
Total pre-tax	(197)	(144)	(288)	409
Tax benefit (expense)	111	36	197	(301)		Provision for income taxes
Net of tax	(86)	(108)	(91)	108

Pension actuarial assumption adjustments
Amortization of actuarial loss	(261)	6	(780)	(169)	(a)	Cost of products sold
Tax benefit	99	(2)	297	65		Provision for income taxes
Net of tax	(162)	4	(483)	(104)
Net reclassifications into net earnings	$(248)	$(104)	$(574)	$4

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

	September 27, 2015	December 28, 2014
Customers	$207,337	$190,321
Allowances for cash discounts, bad debts and returns	(6,979)	(6,801)
Subtotal	200,358	183,520
Other receivables	8,373	7,234
Total	$208,731	$190,754

Inventories. Inventories are as follows:

	September 27, 2015	December 28, 2014
Raw materials, containers and supplies	$54,342	$60,828
Finished product	390,635	295,639
Total	$444,977	$356,467

The Company has various purchase commitments for raw materials, containers, supplies and certain finished products incident to the ordinary course of business. Such commitments are not at prices in excess of current market.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Other Current Assets. Other Current Assets are as follows:

	September 27, 2015	December 28, 2014
Prepaid expenses and other	$6,649	$8,139
Prepaid income taxes	273	84
Total	$6,922	$8,223

Plant Assets. Plant assets are as follows:

	September 27, 2015	December 28, 2014
Land	$14,211	$14,211
Buildings	238,200	208,341
Machinery and equipment	695,848	641,818
Projects in progress	58,884	91,175
Subtotal	1,007,143	955,545
Accumulated depreciation	(393,763)	(349,639)
Total	$613,380	$605,906

Depreciation was $20,866 and $57,262 during the three and nine months ended September 27, 2015, respectively. Depreciation was $16,831 and $49,428 during the three and nine months ended September 28, 2014, respectively. As of September 27, 2015 and December 28, 2014, Machinery and equipment included assets under capital lease with a book value of $17,095 and $18,127 (net of accumulated depreciation of $12,443 and $9,935), respectively.

Accrued Liabilities. Accrued liabilities are as follows:

	September 27, 2015	December 28, 2014
Employee compensation and benefits	$56,248	$52,404
Interest payable	16,409	12,239
Consumer coupons	5,637	1,912
Accrued financial instrument contracts (see note 12)	6,434	10,276
Other	32,250	29,657
Total	$116,978	$106,488
Other Long-Term Liabilities. Other long-term liabilities are as follows:

	September 27, 2015	December 28, 2014
Employee compensation and benefits	$10,496	$9,506
Long-term rent liability and deferred rent allowances	7,699	8,431
Liability for uncertain tax positions	2,102	2,064
Accrued financial instrument contracts (see note 12)	26,736	6,280
Other	6,457	8,024
Total	$53,490	$34,305

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

9. Goodwill, Tradenames and Other Assets
Goodwill
Goodwill by segment is as follows:

	Birds Eye Frozen	Duncan Hines Grocery	Specialty Foods	Total
Balance, December 28, 2014	$608,984	$936,615	$173,961	$1,719,560
Foreign currency adjustment	(3,378)	—	—	(3,378)
Purchase price adjustment (1)	(1,102)	—	—	(1,102)
Balance, September 27, 2015	$604,504	$936,615	$173,961	$1,715,080

(1) During the first quarter of 2015, the preliminary purchase price related to the Garden Protein acquisition was reduced by a post closing working capital adjustment.

The authoritative guidance for business combinations requires that all business combinations be accounted for at fair value under the acquisition method of accounting. The authoritative guidance for goodwill provides that goodwill will not be amortized, but will be tested for impairment on an annual basis or more often when events indicate. The Company completed its annual testing in the third quarter of 2015, that indicated no impairment.

Tradenames

Tradenames by segment are as follows:

	Birds Eye	Duncan Hines	Specialty
	Frozen	Grocery	Foods	Total
Balance, December 28, 2014	$847,162	$1,118,712	$36,000	$2,001,874
Foreign currency adjustment	(649)	—	—	(649)
Balance, September 27, 2015	$846,513	$1,118,712	$36,000	$2,001,225

The authoritative guidance for indefinite-lived assets provides that indefinite-lived assets will not be amortized, but will be tested for impairment on an annual basis or more often when events indicate. The Company completed its annual testing in the third quarter of 2015, that indicated no impairment.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Other Assets

	September 27, 2015
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$60,118	$(45,543)	$14,575
Customer relationships - Distributors	35	142,135	(45,032)	97,103
Customer relationships - Private Label	7	1,290	(310)	980
License	7	6,175	(5,491)	684
Total amortizable intangibles		$209,718	$(96,376)	$113,342
Debt acquisition costs		45,913	(28,154)	17,759
Financial instruments (see note 12)		—	—	—
Other (1)		10,261	—	10,261
Total other assets, net				$141,362
	Amortizable intangibles by segment
	Birds Eye Frozen			$62,272
	Duncan Hines Grocery			47,036
	Specialty Foods			4,034
				$113,342

	December 28, 2014
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$60,206	$(41,027)	$19,179
Customer relationships - Distributors	35	142,156	(40,616)	101,540
Customer relationships - Private Label	7	1,290	(43)	1,247
License	7	6,175	(4,563)	1,612
Total amortizable intangibles		$209,827	$(86,249)	$123,578
Debt acquisition costs		45,913	(25,244)	20,669
Financial instruments (see note 12)		6,420	—	6,420
Other (1)		7,229	—	7,229
Total other assets, net				$157,896
	Amortizable intangibles by segment
	Birds Eye Frozen			$67,525
	Duncan Hines Grocery			51,637
	Specialty Foods			4,416
				$123,578

(1) As of September 27, 2015 and December 28, 2014, Other primarily consists of security deposits and supplemental savings plan investments.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Amortization of intangible assets was $3,397 and $10,158 for the three and nine months ended September 27, 2015, respectively. Amortization of intangible assets was $3,187 and $10,548 for the three and nine months ended September 28, 2014, respectively. Estimated amortization expense for each of the next five years and thereafter is as follows: remainder of 2015 - $3,300; 2016 - $12,200; 2017 - $7,400; 2018 - $5,800; 2019 - $5,500 and thereafter - $79,200.

Debt Acquisition Costs

All debt acquisition costs, which relate to the Amended Credit Agreement and Senior Notes (as defined below) are amortized into interest expense over the life of the related debt using the effective interest method. Amortization of debt acquisition costs was $970 and $2,910 during the three and nine months ended September 27, 2015, respectively. Amortization of debt acquisition costs was $987 and $3,043 during the three and nine months ended September 28, 2014, respectively.
The following summarizes debt acquisition cost activity:

	Gross Carrying Amount	Accumulated Amortization	Net
Balance, December 28, 2014	$45,913	$(25,244)	$20,669
Amortization	—	(2,910)	(2,910)
Balance, September 27, 2015	$45,913	$(28,154)	$17,759

10. Debt and Interest Expense

	September 27, 2015	December 28, 2014
Short-term borrowings
- Notes payable	$1,146	$2,396
Total short-term borrowings	$1,146	$2,396
Long-term debt
- Amended Credit Agreement - Tranche G Term Loans due 2020	1,409,625	1,409,625
- Amended Credit Agreement - Tranche H Term Loans due 2020	515,813	519,750
- 4.875% Senior Notes due 2021	350,000	350,000
- 3.0% Note payable to Gilster Mary Lee Corporation due 2018	9,793	12,497
- Unamortized discount on long term debt	(10,945)	(12,728)
- Capital lease obligations	16,113	18,756
	2,290,399	2,297,900
Less: current portion of long-term obligations	11,317	11,916
Total long-term debt	$2,279,082	$2,285,984

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Interest expense	Three months ended		Nine months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Interest expense, third party	$19,991	$21,298	$59,926	$66,857
Related party interest expense (Note 14)	241	436	778	1,462
Amortization of debt acquisition costs (Note 9)	970	987	2,910	3,043
Write-off of debt acquisition costs (a)	—	983	—	983
Write-off of original issue discount (a)	—	896	—	896
Interest rate swap losses (Note 12)	1,113	279	2,516	529
Total interest expense	$22,315	$24,879	$66,130	$73,770

(a) As part of the July 8, 2014 debt pay down, the Company wrote off original discount and debt acquisition costs.

Amended Credit Agreement

As of September 28, 2014, Pinnacle Foods Finance LLC ("Pinnacle Foods Finance") achieved a total net leverage ratio of less than 4.25:1.0, which resulted in a 25 basis point reduction on the interest rate on our amended credit agreement. The lower rate took effect in the fourth quarter of 2014 and will remain in effect as long as the total net leverage ratio is maintained below 4.25:1.0. As of September 27, 2015, the total net leverage ratio was 4.03:1.0.
Senior Notes

The 4.875% Senior Notes are general senior unsecured obligations of Pinnacle Foods Finance, effectively subordinated in right of payment to all existing and future senior secured indebtedness of Pinnacle Foods Finance and guaranteed on a full, unconditional, joint and several basis by Pinnacle Foods Finance’s wholly-owned domestic subsidiaries that guarantee other indebtedness of Pinnacle Foods Finance and by the Company. See Note 18 for Guarantor and Nonguarantor Financial Statements.

Estimated fair value
The estimated fair value of the Company’s long-term debt, including the current portion, as of September 27, 2015, is as follows:

	September 27, 2015
Issue	Face Value	Fair Value
Amended Credit Agreement - Tranche G Term Loans	$1,409,625	$1,409,625
Amended Credit Agreement - Tranche H Term Loans	515,813	515,813
3.0% Note payable to Gilster Mary Lee Corporation due 2018	9,793	9,793
4.875% Senior Notes	350,000	343,875
	$2,285,231	$2,279,106

The estimated fair value of the Company’s long-term debt, including the current portion, as of December 28, 2014, is as follows:

	December 28, 2014
Issue	Face Value	Fair Value
Amended Credit Agreement - Tranche G Term Loans	$1,409,625	$1,367,336
Amended Credit Agreement - Tranche H Term Loans	519,750	504,158
3.0% Note payable to Gilster Mary Lee Corporation due 2018	12,497	12,497
4.875% Senior Notes	350,000	346,500
	$2,291,872	$2,230,491

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

The estimated fair values of the Company's long-term debt are classified as Level 2 in the fair value hierarchy. The fair value is based on the quoted market price for such notes and loans and borrowing rates currently available to the Company for notes and loans with similar terms and maturities.

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

Pinnacle Foods Group LLC Pension Plan
The Plan covers eligible employees and provides benefits generally based on years of service and employees’ compensation. The Plan is frozen for future benefits. The Plan is funded in conformity with the funding requirements of applicable government regulations. The Plan assets consist principally of cash equivalents, equity and fixed income common collective trusts. The Plan assets do not include any of the Company’s equity or debt securities.
The following represents the components of net periodic (benefit) cost:

	Three months ended		Nine months ended
Pension Benefits	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Interest cost	2,594	2,804	7,783	8,607
Expected return on assets	(3,308)	(3,279)	(9,925)	(9,863)
Amortization of:
Actuarial loss	238	(7)	713	57
Net periodic benefit	$(476)	$(482)	$(1,429)	$(1,199)

Cash Flows
Contributions. In fiscal 2015, the Company expects to make contributions of $2.8 million to the Plan, of which minimum required payments of $1.1 million and $2.8 million were made in the three and nine months ended September 27, 2015, respectively. The Company made contributions to the pension plans totaling $7.8 million in fiscal 2014, of which $2.6 million and $6.9 million was made in the three and nine months ended September 28, 2014, respectively.
Multi-employer Plans

The Company contributes to the United Food and Commercial Workers International Union Industry Pension Fund (EIN 51-6055922) (the "UFCW Plan") under the terms of the collective-bargaining agreement with its Fort Madison employees.

For the three and nine months ended September 27, 2015, contributions to the UFCW Plan were $186 and $570, respectively. For the three and nine months ended September 28, 2014, contributions to the UFCW Plan were $191 and $575, respectively. The contributions to this UFCW Plan are paid monthly based upon the number of employees. They represent less than 5% of the total contributions received by this UFCW Plan using available information during the most recent plan year.

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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three and nine months ended September 27, 2015 and September 28, 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
As of September 27, 2015, the Company had the following interest rate swaps that were designated as cash flow hedges of interest rate risk:

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Product	Number of Instruments	Current Notional Amount	Fixed Rate Range	Index	Trade Dates	Maturity Dates
Interest Rate Swaps	13	$1,498,050	1.03% - 2.97%	USD-LIBOR-BBA	Apr 2013 - Oct 2013	Nov 2015 - Apr 2020

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Loss ("AOCL") in the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in AOCL related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $6,451 will be reclassified as an increase to Interest expense.

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
As of September 27, 2015, the Company had the following foreign currency exchange contracts (in aggregate) that were designated as cash flow hedges of foreign exchange risk:

Product	Number of Instruments	Notional Sold in Aggregate in CAD	Notional Purchased in Aggregate in USD	USD to CAD Exchange Rates	Trade Date	Maturity Dates
CAD $ Contracts	3	$6,000	$5,446	1.101 - 1.102	Aug 2014	Oct 2015 - Dec 2015

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

As of September 27, 2015, the Company had the following derivative instruments that were not designated in qualifying hedging relationships:

Commodity Contracts	Number of Instruments	Notional Purchased in Aggregate	Price/Index	Trade Dates	Maturity Dates
Diesel Fuel Contracts	3	9,309,557 Gallons	$3.68 - $3.80 per Gallon	September 2014 - November 2014	December 2015 - December 2016
Heating Oil Contracts	2	3,871,100 Gallons	$1.80 - $1.82 per Gallon	January 2015 - July 2015	December 2016
Natural Gas Contracts	4	1,874,801 MMBTU's	$2.96 - $4.40 per MMBTU	June 2014 - July 2015	December 2015 - June 2016
Soybean Oil Contracts	3	68,688,173 Pounds	$0.31 - $0.35 per Pound	December 2014 - July 2015	October 2015 - January 2017

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Balance Sheets as of September 27, 2015 and December 28, 2014.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value as of September 27, 2015	Balance Sheet Location	Fair Value as of September 27, 2015
Derivatives designated as hedging instruments
Interest Rate Contracts	Other assets, net	$—	Accrued liabilities	$2,020
		—	Other long-term liabilities	19,377
Foreign Exchange Contracts	Other current assets	941		—
Total derivatives designated as hedging instruments		$941		$21,397
Derivatives not designated as hedging instruments
Commodity Contracts	Other assets, net	$—	Accrued liabilities	$4,414
			Other long-term liabilities	7,359
Total derivatives not designated as hedging instruments		$—		$11,773

	Balance Sheet Location	Fair Value as of December 28, 2014	Balance Sheet Location	Fair Value as of December 28, 2014
Derivatives designated as hedging instruments
Interest Rate Contracts	Other assets, net	$6,420	Accrued liabilities	$1,280
		—	Other long-term liabilities	3,263
Foreign Exchange Contracts	Other current assets	1,294		—
Total derivatives designated as hedging instruments		$7,714		$4,543
Derivatives not designated as hedging instruments
Commodity Contracts		—	Accrued liabilities	$8,995
		—	Other long-term liabilities	3,016
Total derivatives not designated as hedging instruments		$—		$12,011

The Company has elected not to offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of September 27, 2015 and December 28, 2014 would be adjusted as detailed in the following table:

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

	September 27, 2015			December 28, 2014
Derivative Instrument	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$941	(941)	$—	$7,714	(5,039)	$2,675

Total liability derivatives	$33,170	(941)	32,229	$16,554	(5,039)	$11,515

The table below presents the effect of the Company’s derivative financial instruments in the Consolidated Statements of Operations and AOCL for the three and nine months ended September 27, 2015 and September 28, 2014.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Tabular Disclosure of the Effect of Derivative Instruments

Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	Recognized in AOCL on Derivative (Effective Portion)	Effective portion reclassified from AOCL to:	Reclassified from AOCL into Earnings (Effective Portion)	Ineffective portion recognized in Earnings in:	Recognized in Earnings (Ineffective Portion)
Interest Rate Contracts	$(14,222)	Interest expense	$(1,113)	Interest expense	$—
Foreign Exchange Contracts	691	Cost of products sold	916	Cost of products sold	(5)
Three months ended September 27, 2015	$(13,531)		$(197)		$(5)

Interest Rate Contracts	$(25,789)	Interest expense	$(2,516)	Interest expense	$—
Foreign Exchange Contracts	1,896	Cost of products sold	2,228	Cost of products sold	(21)
Nine months ended September 27, 2015	$(23,893)		$(288)		$(21)

Interest Rate Contracts	$2,045	Interest expense	$(279)	Interest expense	$—
Foreign Exchange Contracts	1,218	Cost of products sold	135	Cost of products sold	20
Three months ended September 28, 2014	$3,263		$(144)		$20

Interest Rate Contracts	$(18,379)	Interest expense	$(525)	Interest expense	$—
Foreign Exchange Contracts	1,419	Cost of products sold	934	Cost of products sold	12
Nine months ended September 28, 2014	$(16,960)		$409		$12

Derivatives Not Designated as Hedging Instruments		Recognized in Earnings in:	Recognized in Earnings
Commodity Contracts		Cost of products sold	$(7,195)
Three months ended September 27, 2015			$(7,195)

Commodity Contracts		Cost of products sold	$(7,268)
Nine months ended September 27, 2015			$(7,268)

Commodity Contracts		Cost of products sold	$(3,464)
Interest Rate Contracts		Interest expense	$—
Three months ended September 28, 2014			$(3,464)

Commodity Contracts		Cost of products sold	$(3,509)
Interest Rate Contracts		Interest expense	$(5)
Nine months ended September 28, 2014			$(3,514)

Credit risk-related contingent features
The Company has agreements with certain counterparties that contain a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of September 27, 2015, the Company has not posted any collateral related to these agreements. If the Company had breached this provision at September 27, 2015, it could have been required to settle its obligations under the agreements at their termination value, which differs from the recorded fair value. The table below summarizes the aggregate fair values of those derivatives that contain credit risk-related contingent features as of September 27, 2015 and December 28, 2014.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

September 27, 2015

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$(10,748)	$869	$(264)	$(9,615)
	Foreign Exchange Contracts	942	(1)	—	941
	Commodity Contracts	(6,686)	118	—	(6,568)
Bank of America	Interest Rate Contracts	(6,370)	858	—	(5,512)
	Commodity Contracts	(1,005)	13	—	(992)
Credit Suisse	Interest Rate Contracts	(3,306)	84	(264)	(2,958)
Macquarie	Interest Rate Contracts	(3,485)	63	(110)	(3,312)
	Commodity Contracts	(4,219)	6	—	(4,213)
Total		$(34,877)	$2,010	$(638)	$(32,229)

December 28, 2014

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$550	$667	$(90)	$1,307
	Foreign Exchange Contracts	1,294	—	—	1,294
	Commodity Contracts	(6,300)	—	—	(6,300)
Bank of America	Interest Rate Contracts	1,578	627	—	2,205
Credit Suisse	Interest Rate Contracts	322	58	(90)	470
Macquarie	Interest Rate Contracts	(2,262)	80	(77)	(2,105)
	Commodity Contracts	(5,711)	—	—	(5,711)
Total		$(10,529)	$1,432	$(257)	$(8,840)

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

14. Related Party Transactions

Upon completion of the May 8, 2015 public offering described in Note 1, Blackstone no longer beneficially owns any of the Company's outstanding common stock.
Customer Purchases
Performance Food Group Company, which is controlled by affiliates of Blackstone, is a foodservice supplier that purchases products from the Company. Sales to Performance Food Group Company were $1,455 and $4,674 in the three and nine months ended September 27, 2015, respectively. Sales to Performance Food Group Company were $1,211 and $3,419 in the three and nine

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

months ended September 28, 2014, respectively. As of September 27, 2015 and December 28, 2014, amounts due from Performance Food Group Company were $342 and $230, respectively, and were recorded in Accounts receivable, net of allowances in the Consolidated Balance Sheets.
Interest Expense
For the three and nine months ended September 27, 2015, fees and interest expense recognized in the Consolidated Statements of Operations for debt owed to affiliates of Blackstone Advisors L.P. totaled $241 and $778, respectively. For the three and nine months ended September 28, 2014, fees and interest expense recognized in the Consolidated Statements of Operations for debt owed to affiliates of Blackstone Advisors L.P. totaled $436 and $1,462, respectively. As of September 27, 2015 and December 28, 2014, debt owed to related parties was $35,028 and $47,315, respectively and was recorded in Long-term debt in the Consolidated Balance Sheets. As of September 27, 2015 and December 28, 2014, interest accrued on debt owed to related parties was $178 and $196, respectively, and was recorded in Accrued liabilities in the Consolidated Balance Sheets.

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

The Duncan Hines Grocery segment is comprised of our Leadership Brands in the baking mixes and frostings (Duncan Hines), shelf-stable pickles (Vlasic), liquid and dry-mix salad dressings (Wish-Bone and Western), and table syrups (Mrs. Butterworth’s and Log Cabin) categories, and our Foundation Brands in the canned meat (Armour, Nalley and Brooks), pie and pastry fillings (Duncan Hines Comstock and Wilderness), and barbecue sauces (Open Pit) categories as well as Canadian operations, excluding Garden Protein.

The Company refers to the sum of the Birds Eye Frozen segment and the Duncan Hines Grocery segment as the North America Retail business.

The Specialty Foods segment consists of snack products (Tim's Cascade and Snyder of Berlin), foodservice and private label business.

Segment performance is evaluated by the Company’s Chief Operating Decision Maker and is based on earnings before interest and taxes. Transfers between segments and geographic areas are recorded at cost plus markup or at market. Identifiable assets are those assets, including goodwill, which are identified with the operations in each segment or geographic region. Corporate assets consist of prepaid and deferred tax assets. Unallocated corporate expenses consist of corporate overhead such as executive management, finance and legal functions. In 2014, unallocated corporate expenses also include the termination fee received, net of costs, associated with the Hillshire merger agreement.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

	Three months ended		Nine months ended
SEGMENT INFORMATION	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net sales
Birds Eye Frozen	$296,709	$257,405	$883,458	$797,871
Duncan Hines Grocery	257,387	271,171	796,579	826,038
Specialty Foods	82,191	95,435	253,277	261,941
Total	$636,287	$624,011	$1,933,314	$1,885,850
Earnings before interest and taxes
Birds Eye Frozen	$51,953	$44,312	$133,208	$128,108
Duncan Hines Grocery	44,223	43,615	138,471	132,637
Specialty Foods	7,788	9,938	23,087	23,358
Unallocated corporate expenses	(6,171)	148,765	(18,689)	134,528
Total	$97,793	$246,630	$276,077	$418,631
Depreciation and amortization
Birds Eye Frozen	$11,989	$10,151	$33,404	$29,814
Duncan Hines Grocery	7,781	5,940	22,862	19,303
Specialty Foods	4,492	3,927	11,154	10,859
Total	$24,262	$20,018	$67,420	$59,976
Capital expenditures (1)
Birds Eye Frozen	$18,688	$7,969	$36,440	$25,324
Duncan Hines Grocery	14,799	17,113	40,610	51,121
Specialty Foods	3,078	2,396	7,683	7,525
Total	$36,565	$27,478	$84,733	$83,970

NET SALES BY PRODUCT TYPE
Net sales
Frozen	$335,888	$299,258	$1,000,362	$920,089
Shelf stable meals and meal enhancers	204,067	219,779	646,992	663,604
Desserts	70,806	78,050	207,939	222,721
Snacks	25,526	26,924	78,021	79,436
Total	$636,287	$624,011	$1,933,314	$1,885,850

GEOGRAPHIC INFORMATION
Net sales
United States	$633,063	$618,101	$1,920,698	$1,870,711
Canada	28,260	18,790	88,825	56,642
Intercompany	(25,036)	(12,880)	(76,209)	(41,503)
Total	$636,287	$624,011	$1,933,314	$1,885,850

(1)	Includes new capital leases.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

SEGMENT INFORMATION	September 27, 2015	December 28, 2014
Total assets
Birds Eye Frozen	$2,190,580	$2,123,902
Duncan Hines Grocery	2,665,715	2,612,311
Specialty Foods	348,721	343,177
Corporate	67,059	121,555
Total	$5,272,075	$5,200,945
GEOGRAPHIC INFORMATION
Plant assets
United States	$600,552	$592,541
Canada	12,828	13,365
Total	$613,380	$605,906

16. Provision for Income Taxes

The provision for income taxes and related effective tax rates for the three and nine months ended September 27, 2015 and September 28, 2014, respectively, were as follows:

	Three months ended		Nine months ended
Provision for Income Taxes	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Current	$5,010	$3,878	$21,306	$5,276
Deferred	22,377	81,951	55,500	127,389
Total	$27,387	$85,829	$76,806	$132,665

Effective tax rate	36.3%	38.7%	36.6%	38.5%

Income taxes are accounted for in accordance with the authoritative guidance for accounting for income taxes under which deferred tax assets and liabilities are determined based on the difference between their financial statement basis and tax basis, using enacted tax rates in effect for the year in which the differences are expected to reverse.

The provision for income taxes for the three and nine months ended September 27, 2015 includes benefits related to the Domestic Production Activities Deduction and the foreign tax credit associated with our Canadian operations, which were not available to the Company during 2014. In addition, the provision for income taxes for the three and nine months ended September 27, 2015 includes benefits of $0.4 million and $0.7 million, respectively, for the enactment of state tax legislation and changes to our state tax profile. For the three and nine months ended September 28, 2014, the provision for income taxes includes benefits of $0.0 million and $1.1 million, respectively, for enactment of state tax legislation.

The Company regularly evaluates its deferred tax assets for future realization.  A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized.  Changes in valuation allowances from period to period are included in the Company's tax provision in the period of change.

As of September 27, 2015 and September 28, 2014, the Company maintained a valuation allowance for certain state net operating loss (“NOL”) carryovers, state tax credit carryovers and foreign loss carryovers. There was no change in the valuation allowance for either of the nine month periods ended September 27, 2015 and September 28, 2014.

The Company is a loss corporation as defined by Internal Revenue Code (“the Code”) Section 382. Section 382 places an annual limitation on our ability to use our NOL carryovers and other attributes to reduce future taxable income. The September 12, 2014 secondary offering resulted in an ownership change that placed an annual limitation of approximately $94.0 million on approximately $230.0 million of our federal NOL carryovers which previously were not subject to an annual limitation. The annual limitation which applies to our federal NOL carryovers before the ownership change is approximately $17.0 million to

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

$23.0 million. The Company does not anticipate that the new limitation will impact the realization of the NOL carryovers. Each of the NOL limitations is subject to adjustment for certain built in gain recognition items (as defined in Section 382 of the Code), subject to other rules and restrictions.

17.    Recently Issued Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”. The new guidance eliminates the requirement to retrospectively account for adjustments to provisional amounts recognized in a business combination. Under the ASU, the adjustments to the provisional amounts will be recognized in the reporting period in which the adjustment amounts are determined. The updated guidance will be effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption is permitted, and the ASU should be applied prospectively. The Company is in process of evaluating this guidance.

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory", which requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The ASU will not apply to inventories that are measured by using either the last-in, first-out (LIFO) method or the retail inventory method (RIM). The updated guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The Company is in the process of evaluating this guidance.

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

18. Guarantor and Nonguarantor Statements
The 4.875% Senior Notes are general senior unsecured obligations of Pinnacle Foods Finance LLC, effectively subordinated in right of payment to all existing and future senior secured indebtedness of Pinnacle Foods Finance and guaranteed on a full, unconditional, joint and several basis by the Company and Pinnacle Foods Finance LLC's 100% owned domestic subsidiaries that guarantee other indebtedness of the Company. The indenture governing the 4.875% Senior Notes contains customary exceptions under which a guarantee of a guarantor subsidiary will terminate, including (1) the sale, exchange or transfer (by merger or otherwise) of the capital stock or all of the assets of such guarantor subsidiary, (2) the release or discharge of the guarantee by such guarantor subsidiary of the Amended Credit Agreement or other guarantee that resulted in the creation of the guarantee, (3) the designation of such guarantor subsidiary as an “unrestricted subsidiary” in accordance with the indenture governing the 4.875% Senior Notes and (4) upon the legal defeasance or covenant defeasance or discharge of the indenture governing the 4.875% Senior Notes.
The following condensed consolidating financial information presents:

(1)	(a) Condensed consolidating balance sheets as of September 27, 2015 and December 28, 2014.
(b) The related condensed consolidating statements of operations and comprehensive earnings for the Company, Pinnacle Foods Finance LLC, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Three and nine months ended September 27, 2015; and
ii. Three and nine months ended September 28, 2014.

(c) The related condensed consolidating statements of cash flows for the Company, Pinnacle Foods Finance LLC, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Nine months ended September 27, 2015; and
ii. Nine months ended September 28, 2014.

(2)	Elimination entries necessary to consolidate the Company, Pinnacle Foods Finance LLC with its guarantor subsidiaries and non-guarantor subsidiaries.
Investments in subsidiaries are accounted for by the parent using the equity method of accounting. The guarantor subsidiaries are presented on a combined basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions and include a reclassification entry of net non-current deferred tax assets to non-current deferred tax liabilities.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Balance Sheet September 27, 2015

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$—	$57,535	$15,487	$—	$73,022
Accounts receivable, net	—	—	200,119	8,612	—	208,731
Intercompany accounts receivable	92,236	—	735,665	—	(827,901)	—
Inventories, net	—	—	433,842	11,135	—	444,977
Other current assets	—	942	5,379	601	—	6,922
Deferred tax assets	—	1,015	66,045	316	—	67,376
Total current assets	92,236	1,957	1,498,585	36,151	(827,901)	801,028
Plant assets, net	—	—	600,552	12,828	—	613,380
Investment in subsidiaries	1,696,272	2,346,961	25,845	—	(4,069,078)	—
Intercompany note receivable	—	2,131,593	15,005	9,800	(2,156,398)	—
Tradenames	—	—	1,996,800	4,425	—	2,001,225
Other assets, net	—	17,425	123,054	883	—	141,362
Deferred tax assets	—	329,802	—	25	(329,827)	—
Goodwill	—	—	1,692,715	22,365	—	1,715,080
Total assets	$1,788,508	$4,827,738	$5,952,556	$86,477	$(7,383,204)	$5,272,075
Current liabilities:
Short-term borrowings	$—	$—	$1,146	$—	$—	$1,146
Current portion of long-term obligations	—	5,250	5,985	82	—	11,317
Accounts payable	—	—	212,733	3,247	—	215,980
Intercompany accounts payable	—	817,568	—	10,333	(827,901)	—
Accrued trade marketing expense	—	—	32,968	5,169	—	38,137
Accrued liabilities	172	22,668	92,343	1,795	—	116,978
Dividends payable	30,550	—	32	—	—	30,582
Total current liabilities	30,722	845,486	345,207	20,626	(827,901)	414,140
Long-term debt	—	2,259,245	19,464	373	—	2,279,082
Intercompany note payable	—	—	2,121,792	34,606	(2,156,398)	—
Pension and other postretirement benefits	—	—	56,752	—	—	56,752
Other long-term liabilities	—	26,735	23,314	3,441	—	53,490
Deferred tax liabilities	—	—	1,039,066	1,586	(329,827)	710,825
Total liabilities	30,722	3,131,466	3,605,595	60,632	(3,314,126)	3,514,289
Commitments and contingencies (Note 13)
Shareholders' equity:
Pinnacle common stock	1,176	—	—	—	—	1,176
Additional paid-in-capital	1,374,597	1,375,773	1,297,912	20,476	(2,694,161)	1,374,597
Retained earnings	468,025	374,401	1,085,671	12,035	(1,472,107)	468,025
Accumulated other comprehensive loss	(53,902)	(53,902)	(36,622)	(6,666)	97,190	(53,902)
Capital stock in treasury, at cost	(32,110)	—	—	—	—	(32,110)
Total Shareholders' equity	1,757,786	1,696,272	2,346,961	25,845	(4,069,078)	1,757,786
Total liabilities and shareholders' equity	$1,788,508	$4,827,738	$5,952,556	$86,477	$(7,383,204)	$5,272,075

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings For the three months ended September 27, 2015

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$633,063	$28,260	$(25,036)	$636,287
Cost of products sold	—	7	460,515	23,694	(24,784)	459,432
Gross profit	—	(7)	172,548	4,566	(252)	176,855

Marketing and selling expenses	—	—	42,683	1,472	—	44,155
Administrative expenses	—	—	24,932	1,535	—	26,467
Research and development expenses	—	—	3,103	144	—	3,247
Intercompany royalties	—	—	—	3	(3)	—
Intercompany technical service fees	—	—	—	249	(249)	—
Other expense (income), net	—	1,568	3,593	32	—	5,193
Equity in (earnings) loss of investees	(48,098)	(52,034)	(721)	—	100,853	—
	(48,098)	(50,466)	73,590	3,435	100,601	79,062
Earnings before interest and taxes	48,098	50,459	98,958	1,131	(100,853)	97,793
Intercompany interest (income) expense	—	(17,172)	16,913	259	—	—
Interest expense	—	21,852	454	9	—	22,315
Interest income	—	—	—	7	—	7
Earnings before income taxes	48,098	45,779	81,591	870	(100,853)	75,485
Provision (benefit) for income taxes	—	(2,319)	29,557	149	—	27,387
Net earnings	$48,098	$48,098	$52,034	$721	$(100,853)	$48,098

Total comprehensive earnings (loss)	$39,091	$39,091	$51,050	$(424)	$(89,717)	$39,091

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings For the three months ended September 28, 2014

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$618,101	$18,790	$(12,880)	$624,011
Cost of products sold	—	1,301	456,734	14,676	(12,602)	460,109
Gross profit	—	(1,301)	161,367	4,114	(278)	163,902

Marketing and selling expenses	—	789	39,881	1,052	—	41,722
Administrative expenses	—	1,795	22,226	958	—	24,979
Research and development expenses	—	171	2,949	—	—	3,120
Intercompany royalties	—	—	—	8	(8)	—
Intercompany technical service fees	—	—	—	270	(270)	—
Termination fee received, net of costs, associated with the Hillshire merger agreement	(155,073)	—	—	—	—	(155,073)
Other expense (income), net	—	—	2,524	—	—	2,524
Equity in (earnings) loss of investees	(41,257)	(48,529)	(1,328)	—	91,114	—
	(196,330)	(45,774)	66,252	2,288	90,836	(82,728)
Earnings before interest and taxes	196,330	44,473	95,115	1,826	(91,114)	246,630
Intercompany interest (income) expense	—	(16,535)	16,499	36	—	—
Interest expense	—	24,362	510	7	—	24,879
Interest income	—	—	21	14	—	35
Earnings before income taxes	196,330	36,646	78,127	1,797	(91,114)	221,786
Provision (benefit) for income taxes	58,288	(4,611)	31,683	469	—	85,829
Net earnings	$138,042	$41,257	$46,444	$1,328	$(91,114)	$135,957

Total comprehensive earnings (loss)	$138,048	$43,348	$49,200	$2,003	$(94,551)	$138,048

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings For the nine months ended September 27, 2015

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$1,920,698	$88,825	$(76,209)	$1,933,314
Cost of products sold	—	23	1,417,751	73,303	(75,444)	1,415,633
Gross profit	—	(23)	502,947	15,522	(765)	517,681

Marketing and selling expenses	—	—	129,294	7,568	—	136,862
Administrative expenses	—	3	77,180	4,735	—	81,918
Research and development expenses	—	—	9,493	395	—	9,888
Intercompany royalties	—	—	—	17	(17)	—
Intercompany technical service fees	—	—	—	748	(748)	—
Other expense (income), net	—	2,879	9,989	68	—	12,936
Equity in (earnings) loss of investees	(133,313)	(143,486)	(1,058)	—	277,857	—
	(133,313)	(140,604)	224,898	13,531	277,092	241,604
Earnings before interest and taxes	133,313	140,581	278,049	1,991	(277,857)	276,077
Intercompany interest (income) expense	—	(51,531)	50,742	789	—	—
Interest expense	—	64,781	1,317	32	—	66,130
Interest income	—	—	147	25	—	172
Earnings (loss) before income taxes	133,313	127,331	226,137	1,195	(277,857)	210,119
Provision (benefit) for income taxes	—	(5,982)	82,651	137	—	76,806
Net earnings (loss)	$133,313	$133,313	$143,486	$1,058	$(277,857)	$133,313

Total comprehensive earnings (loss)	$117,145	$117,145	$141,561	$(1,349)	$(257,357)	$117,145

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings For the nine months ended September 28, 2014

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$1,870,711	$56,642	$(41,503)	$1,885,850
Cost of products sold	—	1,780	1,382,794	49,163	(40,667)	1,393,070
Gross profit	—	(1,780)	487,917	7,479	(836)	492,780

Marketing and selling expenses	—	1,717	128,125	3,978	—	133,820
Administrative expenses	—	5,146	67,394	3,034	—	75,574
Research and development expenses	—	287	8,191	—	—	8,478
Intercompany royalties	—	—	—	26	(26)	—
Intercompany technical service fees	—	—	—	810	(810)	—
Termination fee received, net of costs, associated with the Hillshire merger agreement	(152,988)	—	—	—	—	(152,988)
Other expense (income), net	—	250	9,015	—	—	9,265
Equity in (earnings) loss of investees	(117,589)	(136,633)	386	—	253,836	—
	(270,577)	(129,233)	213,111	7,848	253,000	74,149
Earnings before interest and taxes	270,577	127,453	274,806	(369)	(253,836)	418,631
Intercompany interest (income) expense	—	(50,316)	50,209	107	—	—
Interest expense	—	72,254	1,494	22	—	73,770
Interest income	—	—	49	44	—	93
Earnings (loss) before income taxes	270,577	105,515	223,152	(454)	(253,836)	344,954
Provision (benefit) for income taxes	58,288	(12,074)	86,519	(68)	—	132,665
Net earnings (loss)	$212,289	$117,589	$136,633	$(386)	$(253,836)	$212,289

Total comprehensive earnings (loss)	$201,567	$106,867	$136,820	$(303)	$(243,384)	$201,567

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Cash Flows For the nine months ended September 27, 2015
	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$(5,277)	$225,386	$(9,289)	$—	$210,820
Cash flows from investing activities
Business acquisition activity	—	—	1,102	—	—	1,102
Intercompany accounts receivable/payable	—	—	(24,754)	—	24,754	—
Intercompany loans	—	—	(7,209)	—	7,209	—
Investment in Subsidiary	82,104	—	—	—	(82,104)	—
Capital expenditures	—	—	(81,954)	(2,779)	—	(84,733)
Sale of plant assets	—	—	730	—	—	730
Net cash (used in) provided by investing activities	82,104	—	(112,085)	(2,779)	(50,141)	(82,901)
Cash flows from financing activities
Net proceeds from issuance of common stock	1,038	—	—	—	—	1,038
Excess tax benefits on stock-based compensation	1,345	—	—	—	—	1,345
Taxes paid related to net share settlement of equity awards	(2,401)	—	—	—	—	(2,401)
Dividends paid	(82,086)	—	—	—	—	(82,086)
Repayments of long-term obligations	—	(3,934)	(2,708)	—	—	(6,642)
Proceeds from short-term borrowing	—	—	2,135	—	—	2,135
Repayments of short-term borrowing	—	—	(3,386)	—	—	(3,386)
Intercompany accounts receivable/payable	—	9,211	—	15,543	(24,754)	—
Parent investment	—	—	(82,104)	—	82,104	—
Intercompany loans				7,209	(7,209)	—
Repayment of capital lease obligations	—	—	(2,645)	—	—	(2,645)
Net cash (used in) provided by financing activities	(82,104)	5,277	(88,708)	22,752	50,141	(92,642)
Effect of exchange rate changes on cash	—	—	—	(732)	—	(732)
Net change in cash and cash equivalents	—	—	24,593	9,952	—	34,545
Cash and cash equivalents - beginning of period	—	—	32,942	5,535	—	38,477
Cash and cash equivalents - end of period	$—	$—	$57,535	$15,487	$—	$73,022

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Cash Flows For the nine months ended September 28, 2014

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$(19,790)	$433,974	$(1,568)	$—	$412,616
Cash flows from investing activities
Payments for business acquisitions			(11,769)			(11,769)
Repayments of intercompany loans	—	61,197	—	—	(61,197)	—
Investment in subsidiaries	75,022	—	—	—	(75,022)	—
Capital expenditures	—	—	(82,684)	—	—	(82,684)
Sale of plant assets	—	—	2,328	—	—	2,328
Net cash (used in) provided by investing activities	75,022	61,197	(92,125)	—	(136,219)	(92,125)
Cash flows from financing activities
Proceeds from the issuance of common stock	238	—	—	—	—	238
Excess tax benefits on stock-based compensation	786					786
Taxes paid related to net share settlement of equity awards	(3,061)					(3,061)
Dividends paid	(72,985)	—	—	—	—	(72,985)
Repayments of long-term obligations	—	(216,162)	(1,390)	—	—	(217,552)
Proceeds from short-term borrowing	—	—	2,220	—	—	2,220
Repayments of short-term borrowing	—	—	(3,442)	—	—	(3,442)
Intercompany accounts receivable/payable	—	177,050	(177,050)	—	—	—
Repayments of intercompany loans	—	—	(61,197)	—	61,197	—
Parent investment		(2,037)	(72,985)		75,022	—
Repayment of capital lease obligations	—	—	(2,707)	—	—	(2,707)
Debt acquisition costs	—	(258)		—	—	(258)
Net cash (used in) provided by financing activities	(75,022)	(41,407)	(316,551)	—	136,219	(296,761)
Effect of exchange rate changes on cash	—	—	—	(17)	—	(17)
Net change in cash and cash equivalents	—	—	25,298	(1,585)	—	23,713
Cash and cash equivalents - beginning of period	—	—	104,345	12,394	—	116,739
Cash and cash equivalents - end of period	$—	$—	$129,643	$10,809	$—	$140,452

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
On November 14, 2014, Pinnacle acquired Garden Protein International Inc. ("Garden Protein"), the manufacturer of the plant-based protein brand gardein. The brand is an innovator in the fast growing plant-based protein sector, with a line of award-winning frozen products that serve as alternatives for traditional animal-based protein formats, such as chicken strips and tenders, ground beef and fish fillets and recently introduced crab cakes and pork. As one of the fastest-growing frozen health and wellness brands in the U.S., gardein enjoys exceptional velocity trends across both traditional and non-traditional retailers, including the natural and organic channel.

Segment performance is evaluated by the Company’s Chief Operating Decision Maker and is based on earnings before interest and taxes. Transfers between segments and geographic areas are recorded at cost plus markup or at market. Identifiable assets are those assets, including goodwill, which are identified with the operations in each segment or geographic region. Corporate assets consist of prepaid and deferred tax assets. Unallocated corporate expenses consist of corporate overhead such as executive management and finance and legal functions. In 2014, it also includes the termination fee received, net of costs, associated with the Hillshire merger agreement. Product contribution is defined as gross profit less direct to consumer advertising and marketing expenses, selling commissions and direct brand marketing overhead expenses.
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
In order to maintain and grow our business, we must successfully react to, and offer products that respond to, evolving consumer needs, such as changing health trends, the focus on convenience and the growth of smaller households. Incremental growth in the industry is principally driven by product and packaging innovation.

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

•
Administrative expenses. These expenses consist of personnel and facility charges and also include third party professional and other services. Our lean, nimble structure and efficient internal processes have enabled us to consistently hold our overhead costs (i.e., selling, general and administrative expenses, excluding one-time items affecting comparability) to approximately 9% of net sales on an annual basis.

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
Other Factors
Other factors that have influenced our results of operations and may do so in the future include:

•
Interest Expense. Our IPO and debt refinancings have improved our debt profile and significantly reduced our leverage and our expected future interest expense. However, as a result of the Blackstone Transaction, the Birds Eye acquisition and the Wish-Bone acquisition, we still have significant indebtedness. Although we expect to continue to reduce our leverage over time, we expect interest expense to continue to be a significant, although declining, component of our expenses. Additionally, as of September 28, 2014, we achieved a total net leverage ratio of less than 4.25:1.0, which resulted in a 25 basis point reduction on the margin on our Amended Credit Agreement. Annual savings from 2014 levels of approximately $5.0 million are expected to be realized in 2015 from the lower rate along with an additional approximately $5.0 million resulting from the July 2014 principal payment of $200.0 million. We have maintained our total leverage ratio under 4.25:1.0 since that time.

•
Cash Taxes. We have significant tax-deductible intangible asset amortization and federal and state NOLs, which resulted in minimal federal and state cash taxes in recent years. We expect continued amortization and utilization of our NOLs will significantly reduce our federal and state income tax payments through 2015 and generate modest annual cash tax savings thereafter.

•
Investment. On August 20, 2015 we acquired a manufacturing facility in Hagerstown, Maryland for approximately $8.0 million. The site will be used to expand production capabilities for the gardein brand and provide an east coast footprint to supplement the existing Vancouver British Columbia manufacturing location. We expect to incur approximately $6.0 - $7.0 million in capital expenditures in the fourth quarter of 2015 for this project and approximately $25.0 million in 2016. We also expect to incur approximately $1.0 million of additional expenditures to integrate the location in the fourth quarter of 2015 and approximately $5.0 million in 2016.

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

Results of Operations:
Consolidated Statements of Operations
The following tables set forth our statement of operations data expressed in dollars and as a percentage of net sales.

	Three months ended				Nine months ended
	September 27, 2015		September 28, 2014		September 27, 2015		September 28, 2014
Net sales	$636.3	100.0%	$624.0	100.0%	$1,933.3	100.0%	$1,885.9	100.0%
Cost of products sold	459.4	72.2%	460.1	73.7%	1,415.6	73.2%	1,393.1	73.9%
Gross profit	176.9	27.8%	163.9	26.3%	517.7	26.8%	492.8	26.1%

Marketing and selling expenses	$44.2	6.9%	$41.7	6.7%	$136.9	7.1%	$133.8	7.1%
Administrative expenses	26.5	4.2%	25.0	4.0%	81.9	4.2%	75.6	4.0%
Research and development expenses	3.2	0.5%	3.1	0.5%	9.9	0.5%	8.5	0.5%
Termination fee received, net of costs, associated with the Hillshire merger agreement	—	—%	(155.1)	(24.9)%	—	—%	(153.0)	(8.1)%
Other expense (income), net	5.2	0.8%	2.5	0.4%	12.9	0.7%	9.3	0.5%
	$79.1	12.4%	$(82.7)	(13.3)%	$241.6	12.5%	$74.1	3.9%
Earnings before interest and taxes	$97.8	15.4%	$246.6	39.5%	$276.1	14.3%	$418.6	22.2%

	Three months ended		Nine months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net sales
Birds Eye Frozen	$296.7	$257.4	$883.5	$797.9
Duncan Hines Grocery	257.4	271.2	796.6	826.0
North America Retail	554.1	528.6	1,680.0	1,623.9

Specialty Foods	82.2	95.4	253.3	261.9
Total	$636.3	$624.0	$1,933.3	$1,885.9

Earnings before interest and taxes
Birds Eye Frozen	$52.0	$44.3	$133.2	$128.1
Duncan Hines Grocery	44.2	43.6	138.5	132.6
Specialty Foods	7.8	9.9	23.1	23.4
Unallocated corporate (expense) income	(6.2)	148.8	(18.7)	134.5
Total	$97.8	$246.6	$276.1	$418.6

Depreciation and amortization
Birds Eye Frozen	$12.0	$10.2	$33.4	$29.8
Duncan Hines Grocery	7.8	5.9	22.9	19.3
Specialty Foods	4.5	3.9	11.2	10.9
Total	$24.3	$20.0	$67.4	$60.0

Adjustments to Earnings before Interest and Taxes and Depreciation and Amortization used in the calculation of Adjusted EBITDA as described below in the "Covenant Compliance" section, by Segment, are as follows:

	Three months ended		Nine months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Adjustments to Earnings before interest and taxes
Birds Eye Frozen	$5.4	$3.7	$7.3	$4.0
Duncan Hines Grocery	4.5	5.9	6.9	10.2
Specialty Foods	0.3	0.8	0.2	0.9
Unallocated corporate (income) expenses	—	(155.1)	—	(152.8)

Adjustments to depreciation and amortization
Birds Eye Frozen	$—	$—	$—	$—
Duncan Hines Grocery	1.1	—	1.1	—
Specialty Foods	—	—	—	—

Three months ended September 27, 2015 compared to the three months ended September 28, 2014
Net sales
Net sales for the three months ended September 27, 2015 increased $12.3 million, or 2.0%, versus year-ago to $636.3 million, reflecting a 2.6% increase from the benefit of the Garden Protein acquisition and higher net price realization of 0.9%, partially offset by a 1.0% decrease from volume/mix and unfavorable foreign currency translation of 0.5%.
Net sales in our North America Retail business for the third quarter increased $25.5 million or 4.8% versus year-ago to $554.1 million, reflecting a 3.0% increase from the Garden Protein acquisition, a 1.4% increase from volume/mix and higher net price realization of 1.0%. Also impacting the comparison was unfavorable foreign currency translation of 0.6%. We continued to outpace the performance of our composite categories, with market share growth of 0.8 percentage points in the quarter.

Birds Eye Frozen Segment:
Net sales in the three months ended September 27, 2015 increased $39.3 million, or 15.3%, versus year-ago to $296.7 million, reflecting a 6.2% increase from the Garden Protein acquisition, a 7.6% increase from volume/mix and higher net price realization of 1.5%. In addition to gardein, the current period benefited from double-digit growth of the Birds Eye franchise. The Birds Eye Flavor Full and Birds Eye Protein Blends platforms, launched earlier in the year, fueled the growth of Birds Eye vegetables, while distribution gains and the expansion of Family Size offerings drove the growth of Birds Eye Voila!. The period also benefited from the successful third quarter launch of our Disney themed pasta and vegetable side dishes under the Birds Eye Steamfresh brand. Partially offsetting these positive drivers were lower sales of our Seafood business, driven by category weakness, and lower sales of our Hungry-Man and Celeste products.
Duncan Hines Grocery Segment:
Net sales in the three months ended September 27, 2015 were $257.4 million, a decline of $13.8 million, or 5.1%, reflecting higher net price realization of 0.5% more than offset by a 4.4% decrease from volume/mix and unfavorable foreign currency translation of 1.2%. During the quarter we realized increased sales of our Vlasic pickles and our Log Cabin syrups. These increases were more than offset by lower net sales of our Duncan Hines baking products driven by category weakness, and lower sales of Wish-Bone salad dressings, reflecting a highly competitive category environment. The decline in Duncan Hines was partially offset by the introduction of Duncan Hines Perfect Size baking kits designed specifically for smaller households. Also impacting the period were lower net sales of our Canadian operations, including the unfavorable impact from foreign exchange.
Specialty Foods Segment:
Net sales in the three months ended September 27, 2015 were $82.2 million, a decline of $13.2 million ,or 13.9%, reflecting a 14.2% decrease from volume/mix partially offset by higher net pricing of 0.3%. This decrease was primarily driven by lower sales of private label canned meat.
Gross profit
Gross profit for the three months ended September 27, 2015 was $176.9 million, or 27.8% of net sales, compared to $163.9 million, or 26.3% of net sales, in the comparable prior year period. Impacting gross profit in the third quarter of 2015 were higher mark to market gains on financial instruments. Excluding these and other items affecting comparability, gross profit advanced 7.8% and gross profit percentage increased 160 basis points to 29.0%, primarily reflecting strong productivity, favorable product mix and higher net price realization, partially offset by inflation and higher depreciation expense.
The following table outlines the factors resulting in the year on year change in gross profit and gross margin percentage in the three months ended September 27, 2015.

	$ (in millions)	% Net sales
Productivity	$19.0	3.0%
Favorable product mix	6.2	0.7
Higher net price realization, net of slotting	5.7	0.7
Inflation	(13.0)	(2.0)
Higher depreciation expense (a)	(3.3)	(0.5)
Higher mark to market losses on financial instruments	(1.1)	(0.2)
Other	(1.5)	(0.2)
Subtotal	$12.0	1.5%
Higher sales volume	1.0
Total	$13.0

(a)The increase primarily relates to the insourcing of the manufacturing of Wish-Bone into our St. Elmo, Illinois location and the impact from the Garden Protein acquisition.

Marketing and selling expenses
Marketing and selling expenses increased 5.8% to $44.2 million, or 6.9% of net sales, for the three months ended September 27, 2015, compared to $41.7 million, or 6.7% of net sales for the prior year period. The increase primarily reflected higher expenses as a result of the Garden Protein acquisition and increased investment in consumer marketing for Birds Eye.
Administrative expenses
Administrative expenses were $26.5 million, or 4.2% of net sales, for the three months ended September 27, 2015, compared to $25.0 million, or 4.0% of net sales, for the comparable prior year period. Excluding items affecting comparability from both years, administrative expenses increased to $26.2 million in the third quarter of 2015, as compared to $22.8 million in the prior year period, driven by higher personnel costs, partially from the Garden Protein acquisition, increased incentive and non-cash equity based compensation, and higher depreciation expense.

Research and development expenses:
Research and development expenses were $3.2 million, or 0.5% of net sales, for the three months ended September 27, 2015 compared to $3.1 million, or 0.5% of net sales, for the prior year period.

Termination fee received, net of costs
Represents the $163.0 million termination fee received from Tyson on behalf of Hillshire, net of transaction costs primarily consisting of professional fees incurred related to the terminated merger agreement. See Note 5, Termination Fee Received, Net of Costs and Other Expense (Income), net for further details.

Other income and expense

	Three months ended
	September 27, 2015	September 28, 2014
Other expense (income), net consists of:
Amortization of intangibles/other assets	$3.4	$3.2
Unrealized foreign exchange losses	2.1	—
Royalty income and other	(0.3)	(0.7)
Total other expense (income), net	$5.2	$2.5

Unrealized foreign exchange losses. Represents foreign exchange losses from intra-entity loans resulting from the Garden Protein acquisition that are anticipated to be settled in the foreseeable future.

Earnings before interest and taxes

Earnings before interest and taxes for the three months ended September 27, 2015 were $97.8 million, a decline of $148.8 million Items affecting comparability in the three months ended September 27, 2015 and September 28, 2014, were $10.2 million of charges and $144.7 million of credits, respectively. The variance in these items was largely driven by the benefit of the Hillshire merger termination fee, net of costs incurred, in the year ago quarter. Excluding the fee and other items affecting comparability, Earnings before interest and taxes increased $6.1 million, or 5.9%, primarily resulting from increased gross profit, including strong productivity partially offset by higher selling and marketing, and administrative expenses.

Birds Eye Frozen Segment:
Earnings before interest and taxes increased 17.2%, or $7.6 million, versus year-ago to $52.0 million for the three months ended September 27, 2015. Excluding items affecting comparability, Earnings before interest and taxes increased $9.3 million, or 19.3%, primarily resulting from productivity savings and net sales growth which included newly launched margin accretive products partially offset by input cost inflation.

Duncan Hines Grocery Segment:
Earnings before interest and taxes increased 1.4%, or $0.6 million, versus year-ago to $44.2 million for the three months ended September 27, 2015. Excluding items affecting comparability, Earnings before interest and taxes declined $0.7 million, or 1.5% driven by productivity savings and lower consumer marketing expense, more than offset by input cost inflation and the impact of the net sales decline.
Specialty Foods Segment:
Earnings before interest and taxes for the three months ended September 27, 2015 were $7.8 million, a decline of 21.6%, or $2.2 million, as compared to the year-ago period. Excluding items affecting comparability, Earnings before interest and taxes decreased 24.5%, or $2.6 million, largely reflecting the decline in net sales.

Unallocated corporate income (expense):
Unallocated corporate expense for the three months ended September 27, 2015 was $6.2 million, as compared to income of $148.8 million in the year ago period. The change primarily reflected the impact of the Hillshire merger termination fee payment, net of costs. Excluding items affecting comparability, Unallocated Corporate expenses were $6.2 million for the three months ended September 27, 2015, compared to $6.3 million for the prior year period.

Interest expense, net

Net interest expense decreased 10.2%, or $2.5 million, to $22.3 million in the three months ended September 27, 2015, compared to $24.8 million in the three months ended September 28, 2014. The decrease primarily resulted from the 25 basis point interest rate step-down on our term loans due to the benefit of our improved net leverage ratio. Also impacting the comparison was higher interest rate swap losses described below.

We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements, excluding the AOCL portion, are recorded as an adjustment to interest expense. Included in net interest expense was $1.1 million and $0.3 million for the third quarters of 2015 and 2014, respectively, recorded from losses on interest rate swap agreements.

Provision for income taxes

The effective tax rate was 36.3% for the three months ended September 27, 2015 compared to 38.7% for the three months ended September 28, 2014. The effective tax rate for the three months ended September 27, 2015 includes benefits related to the Domestic Production Activities Deduction and foreign tax credits associated with our Canadian operations which were not available to the company during 2014. In addition, the effective rate for the three months ended September 28, 2015 includes a benefit of $0.4 million for the enactment of state tax legislation and changes to our state tax profile. For the three months ended September 27,

2015 and September 28, 2014, we maintained a valuation allowance against certain state net operating loss carryovers, state tax credit carryovers, and foreign loss carryovers. There was no change in the valuation allowance for either of the respective three month reporting periods.
Under Internal Revenue Code (“the Code”) Section 382, the Company is a loss corporation. Section 382 of the Code places limitations on our ability to use our Net Operating Loss carryovers (NOLs) to offset taxable income. The ownership change in the third quarter of 2014 placed an annual limitation of approximately $94.0 million on approximately $230.0 million of our federal NOL carryovers which previously were not subject to an annual limitation. The annual Federal NOL limitation that applies to our NOLs before the ownership change is approximately $17.0 million to $23.0 million. We do not anticipate that this new limitation will impact our realization of our NOL carryovers. Each of the NOL limitations is subject to adjustment for certain built in gain recognition items (as defined in IRC Section 382), subject to other rules and restrictions.
We have significant tax-deductible intangible asset amortization and federal and state NOLs, which resulted in minimal federal and state cash taxes in recent years. We expect continued amortization and utilization of our NOLs will significantly reduce our federal and state cash income tax payments through 2015 and generate modest annual cash tax savings thereafter.

Nine months ended September 27, 2015 compared to the nine months ended September 28, 2014
Net sales
Net sales for the nine months ended September 27, 2015 increased $47.5 million, or 2.5%, versus year-ago to $1.93 billion, reflecting a 2.5% increase from the benefit of the Garden Protein acquisition and higher net price realization of 1.0% partially offset by a 0.6% decrease from volume/mix. The period also was impacted by unfavorable foreign currency translation of 0.4%.
Net sales in our North American retail business for the nine months ended September 27, 2015 increased 3.5% versus year-ago to $1.68 billion, reflecting a 2.9% increase from the Garden Protein acquisition and higher net price realization of 1.0%. Also impacting the comparison was unfavorable foreign currency translation of 0.4%. We continued to outpace the performance of our composite categories, with market share growth in the nine months of 0.5 percentage points.
Birds Eye Frozen Segment:
Net sales in the nine months ended September 27, 2015 increased 10.7% versus year-ago to $883.5 million, reflecting a 5.9% increase from the Garden Protein acquisition, a 3.6% increase from volume/mix and higher net price realization of 1.2%. Excluding the impact of Garden Protein, the increase is primarily attributable to growth in Birds Eye frozen vegetables and Birds Eye Voila! complete bagged meals, reflecting distribution expansion and the benefit of recently launched new products, such as Birds Eye Steamfresh Flavor Full, Protein Blends and Birds Eye Voila! family size varieties. These increases were partially offset by lower sales of Hungry-Man, Lender's and Celeste products.
Duncan Hines Grocery Segment:
Net sales in the nine months ended September 27, 2015 were $796.6 million, a decline of 3.6%, reflecting higher net price realization of 0.8% more than offset by a 3.5% decrease from volume/mix and unfavorable foreign currency translation of 0.9%. Positively impacting the period were increased sales of our Log Cabin syrups and Vlasic pickles. More than offsetting these increases were lower net sales of our Canadian operations, including the unfavorable impact from foreign exchange, lower sales of our Duncan Hines products due to category weakness, and lower sales of Wish-Bone products, reflecting a highly competitive category environment.
Specialty Foods Segment:
Net sales in the nine months ended September 27, 2015 decreased 3.3% versus year-ago to $253.3 million, reflecting higher net pricing of 1.1% more than offset by a 4.4% decline from volume/mix. This decline was primarily driven by decreased sales of private label canned meat.
Gross profit
Gross profit for the nine months ended September 27, 2015 was $517.7 million, or 26.8% of net sales, compared to $492.8 million, or 26.1% of net sales, in the comparable prior year period. Impacting gross profit in the nine months ended September 27, 2015 were higher mark to market gains on financial instruments. Excluding these and other items affecting comparability, gross profit advanced 4.4% and gross profit percentage increased 50 basis points to 27.2%. The increased margin largely reflected strong productivity, the benefits of higher net price realization and favorable product mix largely offset by the impacts of input cost inflation, higher depreciation and other items.

The following table outlines the factors resulting in the year on year change in gross profit and gross margin percentage in the nine months ended September 27, 2015.

	$ (in millions)	% Net sales
Productivity	$48.0	2.5%
Favorable product mix	14.4	0.4
Higher net price realization, net of slotting	18.9	0.7
Lower mark-to-market losses on financial instruments	3.8	0.2
Inflation	(46.0)	(2.4)
Higher depreciation expense (a)	(6.0)	(0.3)
Other (b)	(10.8)	(0.4)
Subtotal	$22.3	0.7%
Higher sales volume	2.6
Total	$24.9

(a) The increase primarily relates to the insourcing of the manufacturing of Wish-Bone into our St. Elmo, Illinois location and the impact from the Garden Protein acquisition.
(b) Consists primarily of higher levels of inventory obsolescence, business improvement initiatives and packaging investments.

Marketing and selling expenses
Marketing and selling expenses were $136.9 million, or 7.1% of net sales, for the nine months ended September 27, 2015, compared to $133.8 million, or 7.1% of net sales, for the comparable prior year period. The increase primarily reflected the impact of the Garden Protein acquisition and higher non-cash equity based compensation.
Administrative expenses
Administrative expenses were $81.9 million, or 4.2% of net sales, for the nine months ended September 27, 2015, compared to $75.6 million, or 4.0% of net sales, for the comparable prior year period. The increase primarily reflected higher incentive and non-cash equity based compensation, depreciation expense and higher personnel expenses as a result of the Garden Protein acquisition.

Research and development expenses:
Research and development expenses were $9.9 million, or 0.5% of net sales, for the nine months ended September 27, 2015 compared to $8.5 million, or 0.5% of net sales, for the comparable prior year period. The increase primarily reflected innovation related expenses and higher personnel expense as a result of the Garden Protein acquisition.

Other income and expense

	Nine months ended
	September 27, 2015	September 28, 2014
Other expense (income), net consists of:
Amortization of intangibles/other assets	$10.2	$10.5
Unrealized foreign exchange losses	3.7	—
Royalty income and other	(0.9)	(1.3)
Total other expense (income), net	$12.9	$9.3

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

Earnings before interest and taxes

Earnings before interest and taxes for the nine months ended September 27, 2015 decreased $142.6 million, or 34.1%, versus year-ago to $276.1 million. Items affecting comparability in the nine months ended September 27, 2015 and September 28, 2014 were $14.4 million of charges and $137.7 million of credits, respectively. The variance in these items was largely driven by the benefit of the Hillshire merger termination fee, net of costs incurred, in the year ago period. Excluding these items, Earnings before interest and taxes increased $9.5 million, or 3.4%, primarily resulting from increased gross profit and lower consumer marketing partially offset by higher administrative expenses.

Birds Eye Frozen Segment:
Earnings before interest and taxes for the nine months ended September 27, 2015 were $133.2 million, an increase of $5.1 million, or 4.0%, as compared to the year-ago period. Excluding items affecting comparability, Earnings before interest and taxes increased $8.4 million, or 6.3%, largely reflecting increased gross profit and productivity savings, partially offset by input cost inflation, and higher marketing investment.

Duncan Hines Grocery Segment:
Earnings before interest and taxes for the nine months ended September 27, 2015 were $138.5 million, an increase of 4.4%, as compared to the year-ago period. Excluding items affecting comparability, Earnings before interest and taxes increased $2.5 million, or 1.8%, largely reflecting productivity savings and lower consumer marketing, partially offset by the impacts of the net sales decline and input cost inflation.
Specialty Foods Segment:
Earnings before interest and taxes for the nine months ended September 27, 2015 were $23.1 million, a decline of $0.3 million, or 1.2%, versus year-ago. Excluding items affecting comparability, EBIT decreased $1.0 million or 4.0%, largely reflecting the decline in net sales and input cost inflation partially offset by productivity savings and lower intangible amortization.
Unallocated corporate income (expense):
Unallocated corporate expense for the nine months ended September 27, 2015 was $18.7 million, as compared to income of $134.5 million in the year ago period. The change primarily reflected the impact of the Hillshire merger termination fee payment received, net of costs. Excluding this and other items affecting comparability, Unallocated Corporate expenses were $18.7 million for the nine months ended September 27, 2015, compared to $18.3 million for the prior year period.

Interest expense, net
Net interest expense declined 10.5%, or $7.7 million, to $66.0 million in the nine months ended September 27, 2015 from $73.7 million in the nine months ended September 28, 2014. The decrease primarily resulted from lower outstanding debt balances and a 25 basis point step-down on our term loans due to the benefit of our improved net leverage ratio. Partially impacting these benefits was higher interest rate swap losses described below.

We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements, excluding the AOCL portion, are recorded as an adjustment to interest expense. Included in net interest expense was $2.5 million and $0.5 million for the first nine months of 2015 and 2014, respectively, recorded from losses on interest rate swap agreements.

Provision for income taxes

The effective tax rate was 36.6% for the nine months ended September 27, 2015 compared to 38.5% for the nine months ended September 28, 2014. The effective tax rate for the nine months ended September 27, 2015 includes benefits related to the Domestic Production Activities Deduction and foreign tax credits associated with our Canadian operations which were not available to the company during 2014. In addition, the effective rate for the nine months ended September 28, 2015 includes a benefit of $0.7 million for the enactment of state tax legislation and changes to our state tax profile. For the nine months ended September 28,

2014 the effective rate includes a benefit of $1.1 million for the enactment of state tax legislation. For the nine months ended September 27, 2015 and September 28, 2014, we maintained a valuation allowance against certain state net operating loss carryovers, state tax credit carryovers, and foreign loss carryovers. There was no change in the valuation allowance for either of the respective nine month reporting periods.
Under Internal Revenue Code (“the Code”) Section 382, the Company is a loss corporation. Section 382 of the Code places limitations on our ability to use our Net Operating Loss carryovers (NOLs) to offset taxable income. The ownership change in the third quarter of 2014 placed an annual limitation of approximately $94.0 million on approximately $230.0 million of our federal NOL carryovers which previously were not subject to an annual limitation. The annual Federal NOL limitation that applies to our NOLs before the ownership change is approximately $17.0 million to $23.0 million. We do not anticipate that this new limitation will impact our realization of our NOL carryovers. Each of the NOL limitations is subject to adjustment for certain built in gain recognition items (as defined in IRC Section 382), subject to other rules and restrictions.
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
Our principal liquidity requirements have been, and we expect will be, for working capital and general corporate purposes, including capital expenditures, debt service and our quarterly dividend program. Currently, the quarterly payment is $0.255 per share, or approximately $30 million per quarter. Capital expenditures are expected to be approximately $110 to $120 million in 2015. We have historically satisfied our liquidity requirements with internally generated cash flows and availability under our revolving credit facility. We expect that our ability to generate cash from our operations and ability to borrow from our credit facilities should be sufficient to support working capital needs, planned growth, capital expenditures, debt service and dividends for the next 12 months and for the foreseeable future. We have cash in foreign accounts, primarily related to the operations of our Canadian businesses. Tax liabilities related to bringing these funds back into the United States would not be significant and have been accrued.
Statements of cash flows for the nine months ended September 27, 2015 compared to the nine months ended September 28, 2014
For the nine months ended September 27, 2015, net cash flow increased $34.5 million compared to an increase in net cash flow of $23.7 million for the nine months ended September 28, 2014.

Net cash provided by operating activities was $210.8 million for the nine months ended September 27, 2015, and was the result of net earnings, excluding non-cash charges and credits, of $270.4 million and an increase in working capital of $59.5 million. The increase in working capital was primarily the result of a $90.3 million increase in inventories resulting from favorable agricultural crop yields and innovation related inventory build, and a $19.4 million increase in accounts receivable driven by the timing of sales. The aging profile of accounts receivable has not changed significantly from December 2014. This was partially offset by a $32.7 million increase in accounts payable resulting from seasonal timing, a $14.2 million increase in accrued liabilities, primarily attributable to consumer coupons and higher interest accruals and a $2.3 million decrease in accrued trade marketing expense. All other working capital accounts generated a net $0.9 million cash inflow.

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

Net cash used in investing activities was $82.9 million, for the nine months ended September 27, 2015 and included $84.7 million for capital expenditures as well as $1.1 million of cash inflows from a Garden Protein acquisition post closing working capital adjustment. Capital expenditures during the first nine months of 2015 included approximately $21.8 million of costs related to our acquisition integration projects. Investing activities also included $0.7 million of proceeds from the sale of assets.

Net cash used in investing activities was $92.1 million, for the nine months ended September 28, 2014 and included $82.7 million for capital expenditures as well as $11.8 million of cash outflows to partially fund the acquisition of the Duncan Hines comanufacturing business. Capital expenditures during the first nine months of 2014 included approximately $38.1 million of costs related to our acquisition integration projects. Investing activities also included $2.3 million of proceeds from the sale of assets previously held for sale.

Net cash used by financing activities for the nine months ended September 27, 2015 was $92.6 million and consisted of $82.1 million of dividends paid, $6.6 million of debt repayments and $3.9 million of net capital leases and notes payable activity.

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
In addition, under the Amended Credit Agreement and the indenture governing the 4.875% Senior Notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Senior Secured Leverage Ratio (which is currently the same as the ratio of Net First Lien Secured Debt to Covenant Compliance EBITDA described above), in the case of the Amended Credit Agreement, or to the ratio of Covenant Compliance EBITDA to fixed charges for the most recently concluded four consecutive fiscal quarters, in the case of the 4.875% Senior Notes. We believe that these covenants are material terms of these agreements and that information about the covenants is material to an investor's understanding our financial performance. As of September 27, 2015, we were in compliance with all covenants and other obligations under the Amended Credit Agreement and the indenture governing the 4.875% Senior Notes.
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
The following table provides a reconciliation from our net earnings to EBITDA, Adjusted EBITDA and Covenant Compliance EBITDA for the three and nine months ended September 27, 2015 and September 28, 2014, and the fiscal year ended December 28, 2014. The terms and related calculations are defined in the Amended Credit Agreement and the indenture governing the 4.875% Senior Notes.

(thousands of dollars)	Three months ended		Nine months ended		Fiscal Year Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014	December 28, 2014
Net earnings	$48,098	$135,957	$133,313	$212,289	$248,418
Interest expense, net	22,308	24,844	65,958	73,677	96,053
Income tax expense	27,387	85,829	76,806	132,665	167,800
Depreciation and amortization expense	24,263	20,018	67,420	59,976	80,627
EBITDA	$122,056	$266,648	$343,497	$478,607	$592,898
Non-cash items (a)	6,494	5,000	5,029	5,264	41,022
Acquisition, merger and other restructuring charges (b)	2,578	(149,693)	8,235	(143,106)	(130,050)
Other adjustment items (c)		—	—	169	169
Adjusted EBITDA	$131,128	$121,955	$356,761	$340,934	$504,039
Wish-Bone and Garden Protein acquisition adjustments (1)	500	3,411	6,500	10,139	25,260
Non-cash equity-based compensation charges (2)	3,427	2,242	9,922	6,690	8,762
Covenant Compliance EBITDA	$135,055	$127,608	$373,183	$357,763	$538,061
Last twelve months Covenant Compliance EBITDA			$553,481

(1)
For the three and nine months ended September 27, 2015, represents the net cost savings projected to be realized from acquisition synergies from both the Garden Protein and Wish-Bone acquisitions, calculated consistent with the definition of Covenant Compliance EBITDA. For the three and nine months ended September 28, 2014 and fiscal 2014, represents proforma additional EBITDA from Garden Protein for the period of fiscal 2014 prior to the acquisition and the net cost savings projected to be realized from acquisition synergies from both the Garden Protein and Wish-Bone acquisitions, calculated consistent with the definition of Covenant Compliance EBITDA.

(2)
Represents non-cash compensation charges related to the granting of equity awards that occur in the normal course of business. Awards that were issued as a result of the termination of the Hillshire merger agreement and awards that vested as a result of the Liquidity Event are being treated as an adjustment in the determination of Adjusted EBITDA. See Non-cash items below for details.

(a)	Non-cash items are comprised of the following:

(thousands of dollars)	Three months ended		Nine months ended		Fiscal Year Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014	December 28, 2014
Unrealized (gains) losses resulting from hedging activities (1)	$4,392	$3,304	$(218)	$3,568	$12,542
Effects of adjustments related to the application of purchase accounting (2)	—	—	—	—	636
Non-cash compensation charges (3)	—	1,696	1,567	1,696	27,189
Unrealized foreign exchange losses (4)	2,102	—	3,680	—	655
Total non-cash items	$6,494	$5,000	$5,029	$5,264	$41,022
 _________________

(1)	Represents non-cash (gains) losses resulting from mark-to-market adjustments of obligations under derivative contracts.

(2)	For fiscal 2014, represents expense related to the write-up to fair market value of inventories acquired as a result of the Garden Protein acquisition.

(3)
For the nine months ended September 27, 2015, represents non-cash employee incentives and retention charges resulting from the termination of the Hillshire merger agreement. For fiscal 2014, represents non-cash employee incentives and retention charges resulting from the termination of the Hillshire merger agreement and equity based compensation charges resulting from the Liquidity event.

(4)	Represents foreign exchange losses resulting from intra-entity loans that are anticipated to be settled in the foreseeable future.

(b)	Acquisition, merger and other restructuring charges are comprised of the following:

(thousands of dollars)	Three months ended		Nine months ended		Fiscal Year Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014	December 28, 2014
Expenses in connection with an acquisition or other non-recurring merger costs (1)	$—	$(152,280)	$1,128	$(150,180)	$(144,526)
Restructuring charges, integration costs and other business optimization expenses (2)	2,353	2,047	6,882	6,109	11,011
Employee severance (3)	225	540	225	965	3,465
Total acquisition, merger and other restructuring charges	$2,578	$(149,693)	$8,235	$(143,106)	$(130,050)
_________________

(1)
For the nine months ended September 27, 2015, represents expenses related to the secondary offerings of common stock. For the three and nine months ended September 28, 2014, and for fiscal 2014, primarily represents receipt of Hillshire merger termination fee, net of professional fees and employee incentives incurred related to the terminated agreement previously in place with Hillshire. Also, includes expenses related to the secondary offerings of common stock. See Note 5 to the Consolidated Financial Statements for further details.

(2)
For the three and nine months ended September 27, 2015, primarily represents integration costs of the Garden Protein and Wish-Bone acquisitions. For the three and nine months September 28, 2014, and for fiscal 2014, represents integration costs of the Wish-Bone and Gilster acquisitions and a gain from the sale of our Millsboro, DE facility in September 2014.

(3)	Represents severance costs paid, or to be paid, to terminated employees.

(c)	Other adjustment items are comprised of the following:

(thousands of dollars)	Three months ended		Nine months ended		Fiscal Year Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014	December 28, 2014
Other		—	—	169	169
Total other adjustments	$—	$—	$—	$169	$169
_________________
Our covenant requirements and actual ratios for the twelve months ended September 27, 2015 are as follows:

	Covenant Requirement	Actual Ratio
Amended Credit Agreement
Net First Lien Leverage Ratio (1)	5.75 to 1.00	3.38
Total Leverage Ratio (2)	Not applicable	4.03
Senior Notes (3)
Minimum Covenant Compliance EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions (4)	2.00 to 1.00	6.56
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

(2)
The Total Leverage Ratio is not a financial covenant but is used to determine the applicable margin rate under the Amended Credit Agreement. As of September 28, 2014, we achieved a total net leverage ratio of less than 4.25:1.0, and maintained it at September 27, 2015, which resulted in a 25 basis point reduction on the margin on our Amended Credit Agreement. The Total Leverage Ratio is calculated by dividing consolidated total debt less the aggregate amount of all unrestricted cash and cash equivalents by Covenant Compliance EBITDA.

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
The following table provides a reconciliation from our gross profit to Adjusted Gross Profit for the three and nine months ended September 27, 2015 and September 28, 2014, and the fiscal year ended December 28, 2014.

(thousands of dollars)	Three months ended		Nine months ended		Fiscal Year Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014	December 28, 2014
Gross profit	$176,855	$163,902	$517,681	$492,780	$681,198
Accelerated depreciation expense (a)	1,131	—	1,131	—	—
Non-cash items (b)	4,392	4,333	736	4,597	17,856
Acquisition, merger and other restructuring charges (c)	2,011	2,749	6,307	6,412	12,247
Adjusted Gross Profit	$184,389	$170,984	$525,855	$503,789	$711,301

% of Net Sales	29.0%	27.4%	27.2%	26.7%	27.5%

(a)	Reflects accelerated depreciation related to in-sourcing of Wish-Bone production.

(b)	Non-cash items are comprised of the following:

(thousands of dollars)	Three months ended		Nine months ended		Fiscal Year Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014	December 28, 2014
Unrealized losses (gains) resulting from hedging activities (1)	$4,392	$3,304	$(218)	$3,568	$12,542
Effects of adjustments related to the application of purchase accounting (2)	—	—	—	—	636
Non-cash compensation charges (3)	—	1,029	954	1,029	4,678
Non-cash items	$4,392	$4,333	$736	$4,597	$17,856

 _________________

(1)	Represents non-cash gains and losses resulting from mark-to-market obligations under derivative contracts.

(2)	For fiscal 2014, represents expense related to the write-up to fair market value of inventories acquired as a result of the Garden Protein acquisition.

(3)	Represents non-cash employee incentives and retention charges resulting from the termination of the Hillshire merger agreement.

(c)	Acquisition, merger and other restructuring charges are comprised of the following:

(thousands of dollars)	Three months ended		Nine months ended		Fiscal Year Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014	December 28, 2014
Expenses in connection with an acquisition or other non-recurring merger costs (1)	$—	$422	$130	$422	$855
Restructuring charges, integration costs and other business optimization expenses (2)	2,011	2,047	$6,177	$5,710	10,697
Employee severance and recruiting (3)	—	280	—	280	695
Total acquisition, merger and other restructuring charges	$2,011	$2,749	$6,307	$6,412	$12,247

 _________________

(1)	For the nine months ended September 27, 2015 and for fiscal 2014, represents expenses incurred related to the terminated agreement with Hillshire.

(2)
For the three and nine months ended September 27, 2015, primarily represents integration costs of the Garden Protein and Wish-Bone acquisitions. For the three and nine months ended September 28, 2014 and for fiscal 2014, represents integration costs of the Wish-Bone and Gilster acquisitions and a gain on sale of our Millsboro, Delaware facility in September 2014.

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

Off-Balance Sheet Arrangements

As of September 27, 2015, we did not have any off-balance sheet obligations.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 27, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective at a level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 27, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PINNACLE FOODS INC.

By:	/s/ Craig Steeneck
Name:	Craig Steeneck
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Authorized Officer)
Date:	October 29, 2015

PINNACLE FOODS INC.
Exhibit Index

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference from Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Pinnacle Foods Inc.		8-K	3.1	4/3/13
3.2	Amended and Restated Bylaws of Pinnacle Foods Inc.		8-K	3.2	4/3/13
4.1	Form of Stock Certificate for Common Stock		S-1/A	4.1	3/6/13
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer	X
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2**	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)	X
101.1
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