Form 10-K
period 2015-12-27
Pinnacle Foods Inc.
filed 2016-02-25
CIK 1564822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
_____________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2015
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☐     No  ☒
As of June 28, 2015 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of common stock held by non-affiliates of the registrant was approximately $5.26 billion. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.
There were 116,626,874 shares of common stock, $0.01 par value, outstanding at February 22, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the annual meeting of shareholders scheduled to be held on May 25, 2016 are incorporated by reference into Part III of this Form 10-K.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K. Such risks, uncertainties and other important factors include, among other things:

▪	competition;

▪	our ability to predict, identify, interpret and respond to changes in consumer preferences;

▪	the loss of any of our major customers;

▪	our reliance on a single source provider for the manufacturing, co-packing and distribution of many of our products;

▪	fluctuations in price and supply of food ingredients, packaging materials and freight;

▪	volatility in commodity prices and our failure to mitigate the risks related to commodity price fluctuation and foreign exchange risk through the use of derivative instruments;

▪	future borrowing and restrictive covenants under our credit facility and the indenture governing our senior notes;

▪	costs and timeliness of integrating acquisitions or our failure to realize anticipated cost savings, revenue enhancements or other synergies therefrom;

▪	litigation or claims regarding our intellectual property rights or termination of our material licenses;

▪	our ability to drive revenue growth in our key product categories or to add products that are in faster growing and more profitable categories;

▪	potential product liability claims;

▪	seasonality;

▪	stock price volatility;

▪	the funding of our defined benefit pension plan;

▪	changes in our collective bargaining agreements or shifts in union policy;

▪	changes in the cost of compliance with laws and regulations, including environmental, worker health and workplace safety laws and regulations;

▪	our failure to comply with U.S. Food & Drug Administration, U.S. Department of Agriculture or Federal Trade Commission regulations and the impact of governmental budget cuts;

▪	disruptions in our information technology systems;

▪	future impairments of our goodwill and intangible assets;

▪	difficulty in the hiring or the retention of key management personnel; and

▪	changes in tax statutes, tax rates, or case laws which impact tax positions we have taken.

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

EXPLANATORY NOTE
Unless the context requires otherwise, in this Form 10-K, “Pinnacle,” the “Company,” “we,” “us” and “our” refers to Pinnacle Foods Inc.”, and the entities that are its consolidated subsidiaries.
PART I
ITEM 1.    BUSINESS

Company Overview

We are a leading manufacturer, marketer and distributor of high-quality, branded food products in North America, with annual net sales of approximately $2.7 billion in fiscal 2015. Our brands are leaders in many of their respective categories, and we hold the #1 or #2 market share position in 10 of the 14 major product categories in which we compete. Our brand portfolio enjoys strong household penetration in the United States, where our products can be found in over 85% of U.S. households. Our products are sold through supermarkets, grocery wholesalers and distributors, mass merchandisers, super centers, convenience stores, dollar stores, natural and organic food stores, drug stores and warehouse clubs in the United States and Canada, as well as in military channels and foodservice locations. Given our diverse portfolio of iconic brands with attractive market positions, our business generates significant and stable cash flows that have enabled us to pay regular quarterly dividends to our shareholders, reduce our debt and drive value creation through both reinvestment in our existing brands and periodic strategic acquisitions.

We view our business as comprised of 14 major product categories, which collectively comprised in excess of 90% of our North America Retail net sales in fiscal 2015.

Our operations are reported in three operating segments: the Birds Eye Frozen segment, the Duncan Hines Grocery segment and the Specialty Foods segment. The Birds Eye Frozen segment and the Duncan Hines Grocery segment, which collectively represent our North America Retail operations, include the following major brands:

Birds Eye Frozen Segment

Major Pinnacle Brands	Industry Category	Market Share 52 Weeks Ended December 27, 2015 (1)	Category Rank (1)
Birds Eye	Frozen vegetables	28.3%	#1
Birds Eye Voila!	Frozen complete bagged meals	40.2%	#1
gardein	Frozen meat/poultry substitutes	11.7%	#2
Van de Kamp's Mrs. Paul's	Frozen prepared seafood	24.4%	#2
Lender's	Frozen and refrigerated bagels	63.0%	#1
Celeste	Frozen pizza for one	6.2%	#4
Hungry-Man	Full-calorie single-serve frozen dinners and entrées	7.7%	#5
Aunt Jemima	Frozen pancakes / waffles / French toast	4.9%	#3

Duncan Hines Grocery Segment

Major Pinnacle Brands	Industry Category	Market Share 52 Weeks Ended December 27, 2015 (1)	Category Rank (1)
Duncan Hines	Cake / brownie mixes and frostings	25.6%	#2
Vlasic	Shelf-stable pickles	35.7%	#1
Wish-Bone (2) Western	Shelf-stable salad dressings	11.6%	#3
Mrs. Butterworth's Log Cabin	Table syrup	21.4%	#1
Armour Brooks Nalley	Canned meat	21.2%	#2
Comstock Wilderness	Pie / pastry fruit fillings	38.5%	#1

(1) Based on IRI custom Pinnacle databases; rank among branded manufacturers, excluding Private Label.
(2) Pinnacle is the number 3 competitor in the category and Wish-Bone is the number one brand in the Italian segment.

Specialty Foods Segment

The Specialty Foods segment consists of a regional presence in snack products (including Tim’s Cascade and Snyder of Berlin), as well as our Foodservice and Private Label businesses.

Throughout this Form 10-K, we use data provided by Information Resources Inc. (“IRI”). Unless we indicate otherwise, retail sales, market share, category and other industry data used throughout this Form 10-K for all categories and segments are for U.S. brands and for the 52-week period ended December 27, 2015. This data includes retail sales for food (grocery stores with at least $2.0 million in annual sales), drug (all chain and independent drug retailers, excluding prescription sales), mass merchandisers (Target, Kmart and Shopko), Walmart (Supercenters, Division 1 and Neighborhood Market), club stores (Costco, BJ’s and Sam’s Club), dollar stores (Dollar General, Family Dollar and Fred’s) and military (Defense Commissary Agency commissaries in the continental United States). Retail sales are dollar sales estimated by IRI and represent the value of units sold through cash registers for the relevant period. Market share is the Company’s percentage of the overall category and is calculated using dollar retail sales of U.S. brands.

We view shelf-stable pickles, table syrup, frozen and refrigerated bagels, frozen pancakes/waffles/French toast and pie/pastry fruit fillings as distinct categories. We view the cake/brownie mixes and frostings category as consisting of cake and cupcake mixes, brownie mixes and frostings. We view the frozen vegetables category as consisting of frozen plain vegetables, frozen prepared vegetables and select frozen side dishes, including vegetables. We view the frozen complete bagged meals category as consisting of frozen full-calorie multi-serve dinners, excluding non-bag items. We view the frozen prepared seafood category as consisting of frozen breaded and battered fish, excluding shellfish. We view the frozen/meat poultry substitutes category as consisting of frozen meat substitutes, frozen poultry substitutes, and frozen dinners/entrées where the ‘meat’ component is a plant-based substitute. We view the single-serve frozen dinners and entrées category as consisting of full-calorie single-serve frozen dinners and entrées and select frozen handheld entrees. We view the frozen pizza-for-one category as consisting of total frozen pizza of 12 ounces per unit or less (for single serve packages, or individual units within multi-serve packages), excluding French bread crust and diet-positioned varieties. We view the canned meat category as consisting of shelf-stable prepared chili, shelf-stable lunch meats, shelf-stable Vienna Sausage and shelf-stable potted meats. We view the shelf-stable salad dressings category as consisting of shelf-stable pourable dressings and salad dressing mixes.
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

On January 15, 2016, the Company acquired 100% of the capital stock of Boulder Brands Inc. ("Boulder") which manufactures a portfolio of health and wellness brands, including Udi's and Glutino gluten-free products, EVOL natural frozen meal offerings, Smart Balance refrigerated and shelf-stable spreads and Earth Balance plant based refrigerated and shelf-stable spreads. The acquisition expands Pinnacle's presence in growing and complementary health and wellness categories and in the natural and organic retail channels. Annual net sales of Boulder were $517 million in 2014.
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

Our Leadership Brands are comprised of Birds Eye, Birds Eye Voila!, gardein, Duncan Hines, Vlasic, Van de Kamp’s, Mrs. Paul’s, Mrs. Butterworth’s, Log Cabin and Wish-Bone. Historically, our Leadership Brands have received approximately 80% of our marketing investment and the majority of our innovation investment. Our Birds Eye and Birds Eye Voila! brands combined had annual retail revenue of approximately $1.2 billion in 2015, and our remaining Leadership Brands collectively also had annual retail revenue of approximately $1.2 billion in 2015. In fiscal 2015, our Leadership Brands accounted for approximately 63% and 76% of our consolidated net sales and gross profit, respectively, and approximately 72% and 79% of our North America Retail net sales and gross profit, respectively.

Birds Eye Frozen Segment

Birds Eye is the largest brand in the $3.2 billion frozen vegetables category. Collectively, our steamed and non-steamed product offerings hold the #1 position among branded products, with a 28.3% market share. Recent government programs, such as the USDA’s My Plate program, and nutrition and health professionals continue to identify increased vegetable consumption as a key to better health. We believe that enhancing the taste of vegetables and making them exceptionally convenient are keys to driving more vegetable consumption. Birds Eye has taken a leadership role in increasing vegetable consumption, including encouraging children to eat more vegetables. We are supporters of the USDA’s My Plate program, partners in Partnership for a Healthier America, and have engaged in breakthrough marketing efforts with major multi-media family entertainment partners to encourage children to eat more vegetables. We also compete in the frozen complete bagged meals category with our Birds Eye Voila! brand. We are the largest competitor in the frozen complete bagged meal category with a 40.2% market share. Birds Eye Voila! frozen bagged meals provide consumers with a high quality complete meal, including protein, starch, and vegetables, that can be prepared in a skillet in just minutes.

In fiscal 2015, we launched the Birds Eye Flavor Full and Birds Eye Protein Blends platforms. Birds Eye Flavor Full pairs vegetables with flavors such as buffalo, ranch, teriyaki and barbeque. Birds Eye Protein Blends provides a line of dishes that contain plant-based protein through vegetables, legumes and whole grains. Both of these new product lines contributed to the growth of the total Birds Eye vegetable business. Additionally, we introduced a new Voila! premium-tier platform that offers consumers new skillet meal varieties containing beef, pork or shrimp.

Our Birds Eye Frozen Division also includes Van de Kamp’s and Mrs. Paul's frozen prepared seafood, Hungry-Man frozen entrées, Aunt Jemima frozen breakfast products, Lender's frozen and refrigerated bagels and Celeste frozen pizza.

The Birds Eye Frozen Division also includes gardein’s plant-based protein products that enhance our frozen vegetable portfolio. During 2015 we acquired a new facility in Hagerstown, Maryland that we believe will further expand the capacity for gardein in 2017.

Duncan Hines Grocery Segment
Duncan Hines is the segment’s largest brand and includes cake mixes, ready-to-serve frostings, brownie mixes, muffin mixes, and cookie mixes. In 2015, we benefited from the launch of five varieties of Duncan Hines Perfect Size baking kits, which provides consumers with cake mix, frosting mix and a disposable baking pan. As one to two person households have continued to grow, we believe the Perfect Size kits address this shift and provide smaller households a baking option for two to four people. Duncan Hines is the #2 brand with a 25.6% market share of the $1.2 billion cake/brownie mixes and frostings category.
We also offer a complete line of shelf-stable pickle products that we market and distribute nationally, primarily under the Vlasic brand, and regionally under the Milwaukee’s and Wiejske Wyroby brands. Our Vlasic brand, represented by its trademark Vlasic stork, including Vlasic Farmer's Garden farmer's market quality pickles, has the highest consumer awareness and quality ratings in the pickle category. Vlasic is the #1 brand in the $777 million shelf-stable pickle category and Pinnacle brands collectively hold a 35.7% market share.

Our Duncan Hines Grocery Division also includes Mrs. Butterworth’s and Log Cabin table syrups, Wish-Bone and Western salad dressings, Armour, Nalley and Brooks canned meat, Comstock and Wilderness pie and pastry fillings, Open Pit barbecue sauce and our Canadian operations.

Specialty Foods Segment
Snack Products. Our snack products primarily consist of Tim’s Cascade, Hawaiian kettle style chips, Snyder of Berlin and Husman’s. These direct store delivery brands have strong regional awareness.

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

Competitive Strengths
We believe the following competitive strengths differentiate us from our competitors and contribute to our ongoing success:
Actively Managed Portfolio of Iconic Food Brands with Leading Market Positions
We actively manage our diverse portfolio of iconic food brands that participate in attractive product categories. Our well-recognized brand portfolio enjoys strong household penetration in the United States, where our products can be found in over 85% of U.S. households. Our brands are leaders in their respective categories, holding the #1 or #2 market share position in 10 of the 14 major product categories in which we compete.

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
Strong Innovation and Marketing Capabilities Focused on Leadership Brands
Over the past few years, we have continually enhanced our organizational capabilities in the areas of new product innovation and consumer marketing. We have improved our in-house innovation capabilities by augmenting and upgrading our innovation team, with the construction of a new state-of-the-art Research and Development (“R&D”) facility in our Parsippany, New Jersey headquarters. This facility co-locates our sales, marketing and operations teams with our entire company-wide R&D team, other than gardein, which is located in British Columbia, and better enables us to leverage the innovation experience of our senior management. Additionally, we have increased investment in consumer insights and employee innovation training. Recent examples of successfully launched innovations include new varieties of our Duncan Hines Perfect Size and Birds Eye Steamfresh Flavor Full, Protein Blends and Disney-themed side dishes for kids. We intend to continue to invest in innovation that enables us to further differentiate our brands in the marketplace. Our research and development expenditures totaled $13.0 million, $11.3 million, and $10.5 million for fiscal years 2015, 2014 and 2013, respectively. Our level of research and development expenditures reflects our focus on product development in comparison to basic research.
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
Operational Excellence Driving Continued Gross Margin Improvement
Our operational excellence program is a holistic, company-wide productivity initiative designed to generate annual productivity savings across our supply chain, in the range of 3% to 4% of our annual Cost of products sold, which has been achieved over the last five years. In fiscal 2015, our operational excellence initiative drove productivity savings of 3.8%. These productivity savings, combined with selective retail price increases have been instrumental in mitigating input cost inflation in periods of significant inflationary pressure, and driving gross margin expansion in periods of more modest inflation. We also pursue other initiatives to drive incremental improvement in our gross margin, including improving our product mix by focusing growth in Leadership Brands and through new product innovation and low-margin SKU rationalization, increasing the effectiveness of our trade promotional spending and realizing synergies from acquisitions. Furthermore, our gross margin benefits from our diversified input cost basket in which no single commodity accounted for more than 5% of our total Cost of products sold in fiscal 2015. In addition, in 2015 we reduced our manufacturing costs for our Wish-Bone products by transitioning the manufacturing of these products from Unilever to our St. Elmo, Illinios location.
Strong Free Cash Flow Conversion
Our business generates an attractive Adjusted EBITDA margin and also benefits from modest capital expenditure and working capital requirements and approximately $443.7 million in net operating loss carryovers (“NOLs”) ($206.5 million after IRC Section 382 limitation, subject to an annual limitation of $17.1 million), which combined have resulted in strong and stable unlevered free cash flows. Our Adjusted EBITDA margin benefits from the quality of our brand portfolio and our lean and nimble organization structure, with selling, general and administrative expenses, excluding consumer advertising and promotions and one-time items, representing approximately 9.1% of net sales in fiscal 2015. Our NOLs and other tax attributes will generate modest annual cash tax savings in 2016 and thereafter.

We believe our strong free cash flows will enable us to continue to maximize shareholder value through paying a regular quarterly dividend, financing value-enhancing acquisitions, reducing our indebtedness and strategically deploying our capital to fund innovation and organic growth opportunities.
Proven M&A Expertise with Significant Opportunity
We have substantial experience in sourcing, executing and integrating value-enhancing acquisitions. We maintain a highly-disciplined approach to M&A, focusing on opportunities that add new iconic brands to our portfolio and/or allow for strong synergy realization.
On January 15, 2016, we completed the acquisition of Boulder Brands, a company with 2014 net sales of $517 million and with a health and wellness portfolio consisting of brands that target specific health trends.
Our strong existing platforms in the Birds Eye Frozen and Duncan Hines Grocery segments facilitate a large addressable market and provide us with a broad set of potential acquisition targets. We believe our scale, management depth, integration expertise and access to capital will allow us to consider both small and large acquisitions in the future and to seamlessly integrate them to drive maximum value creation.
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

Customers

We have several large customers that account for a significant portion of our sales. Wal-Mart and its affiliates are our largest customers and represented approximately 27%, 27% and 26% of net sales in each of fiscal years 2015, 2014 and 2013, respectively. Cumulatively, including Wal-Mart, our top ten customers accounted for approximately 60%, 62% and 60% of net sales in each of fiscal years 2015, 2014 and 2013.

Marketing
Our marketing programs consist of consumer advertising, consumer promotions, trade promotions, direct marketing and public relations. Our advertising consists of television, newspaper, magazine, digital, mobile and social advertising aimed at increasing consumer preference and usage of our brands. Consumer promotions include free trial offers, targeted coupons and on-package offers to generate trial usage and increase purchase frequency. Our trade promotions focus on obtaining retail feature and display support, achieving optimum retail product prices and securing retail shelf space. Over the long term, we continue to focus on shifting our marketing efforts toward building long-term brand equity through increased consumer marketing.

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

Due to the different demands of distribution for frozen and shelf-stable products, we maintain separate distribution systems. Our Birds Eye Frozen segment’s and Duncan Hines Grocery segment’s product warehouse and distribution network consists of 13 locations and 10 locations, respectively. In addition to these locations, our snack products are primarily distributed through a direct store delivery network in the Midwest, Mid-Atlantic, and Pacific Northwest, a portion of which we own and operate and a portion of which utilizes third-party providers. We believe that our sales and distribution network is scalable and has the capacity to support substantial increases in volume.

Ingredients and Packaging

We believe that the ingredients and packaging used to produce our products are readily available through multiple sources. Ingredients and packaging typically account for approximately two thirds of our annual Cost of products sold.  We use a broad array of ingredients including vegetables and fruits, proteins, grains and oils, sugars, seafood and other agricultural products. Certain vegetables and fruits are purchased under dedicated acreage supply contracts from a number of growers prior to each growing season, while the balance is sourced directly from third parties. Our packaging consists primarily of steel, aluminum, glass jars, plastic bottles, corrugated fiberboard, and various poly-films.

Manufacturing
Owned and Operated Manufacturing Facilities.    We own and operate twelve and lease two manufacturing facilities for our products. See "Item 2, - Properties" for a listing of our manufacturing facilities.
Co-Packing Arrangements. In addition to our own manufacturing facilities, we source a portion of our products under “co-packing” agreements, a common industry practice in which manufacturing is outsourced to other companies. We regularly evaluate our co-packing arrangements to ensure the most cost-effective manufacturing of our products and to utilize company-owned manufacturing facilities most effectively. On March 31, 2014, we acquired the largest Duncan Hines co-packing business located in Centralia,

Illinois from Gilster Mary Lee Corporation. In connection with the Wish-Bone acquisition, in 2015 we transitioned the manufacturing of Wish-Bone into our St. Elmo, Illinois location.
Seasonality
Our sales and cash flows are affected by seasonal cyclicality. In general, our sales are higher in the first and fourth quarters. In addition, since many of our raw materials are agricultural crops, production of these products is predominantly seasonal. As a result our inventory levels tend to be higher in the third quarter, requiring more working capital at that time.
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

Employees

We employed approximately 4,300 people as of December 27, 2015, with approximately 61% of our hourly employees unionized. Due to the seasonality of our pickle and vegetable businesses, our employment fluctuates throughout the year, and thus our average number of employees was approximately 4,922 throughout fiscal 2015. In March 2015, we completed negotiations and entered into a new collective bargaining agreement with the union representing approximately 8 employees at our Berlin, Pennsylvania plant, effective through March 28, 2019. In April 2015, we entered into a new collective bargaining agreement with approximately 193 of our union employees at our Matoon, Illinois plant, effective through April 27, 2019. In October 2015, we completed negotiations and entered into a new collective bargaining agreement with the union representing approximately 360 employees at our Fayetteville, Arkansas plant, effective through October 11, 2019. Our other unionized employees are covered under collective bargaining agreements expiring between September 2016 and October 2022. In general, we consider our relationship with employees to be good. See “Item 1A- Risk Factors- Our financial well-being could be jeopardized by unforeseen changes in our employees’ collective bargaining agreements or shifts in union policy.”

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

Our reports on Form 10-K, along with all other reports and amendments, are filed with or furnished to the U.S. Securities and Exchange Commission (the "SEC"). You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C., 20549. Please call 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Our filings are also available free of charge to the public from commercial document retrieval services and at the web site maintained by the SEC at http://www.sec.gov. We also make available through our internet website at http://www.pinnaclefoods.com under the heading “Investor Center,” our annual report on Form 10-K, proxy statement, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports after we electronically file any such materials with the SEC. In addition, copies of our (i) Corporate Governance Guidelines, (ii) charters for the Audit and Finance Committee, Compensation Committee and Nominating and Corporate Governance Committee and (iii) Code of Business Conduct and Ethics are available through our internet website at http://www.pinnaclefoods.com under the heading “Investor Center” and under the sub-heading “Governance Documents”. References to our website are intended to be inactive textual references only and the information posted on, accessed through or otherwise connected to it shall not be deemed to be incorporated by reference into this report.

Executive Officers of the Registrant

Pursuant to General Instruction G of Form 10-K, the following is included in Part I of this Annual Report and sets forth certain information as of February 24, 2016 concerning our executive officers:
Mr. Michael Barkley
Mr. Barkley, age 49, was named Executive Vice President, Meals and Sides and Chief Marketing Officer in December 2015. Mr. Barkley oversees the Meals and Sides category team and channels marketing. Additionally, Mr. Barkley's responsibilities as Chief Marketing Officer include strengthening and harmonizing the Company’s marketing across the business teams, overseeing agency relationships and developing marketing talent. From December 2013 to December 2015, Mr. Barkley served as the Company’s Senior Vice President and General Manager Meals and Sides. Prior to joining Pinnacle, Mr. Barkley served as Vice President and General Manager of Healthy Beverages, Vice President Simple Meals and Vice President Ready to Serve Soup at Campbell Soup Company from 2008 to 2013. Prior to joining Campbell, Mr. Barkley led consumer health brands in various Vice President and General Manager roles at Johnson & Johnson and Bristol-Meyers Squibb. Mr. Barkley holds a B.S. degree from the University of Virginia and an M.B.A. from the University of North Carolina.
Mr. Christopher Boever
Mr. Boever, age 48, was named Executive Vice President and Chief Customer Officer in December, 2011. Mr. Boever oversees the sales force and broker organization for Pinnacle’s U.S. organization. From June 2007 to December 2011, Mr. Boever worked at ConAgra Foods, Inc., most recently serving as Senior Vice President Sales, leading the sales organization for the Consumer Division. At ConAgra he advanced through positions of increasing responsibility including strategy, planning and operations across a portfolio of frozen, grocery, refrigerated and snack food brands. From January 1991 to June 2007, Mr. Boever worked in various headquarters and field positions at Hormel Foods. Mr. Boever holds a Bachelor of Business Administration degree from the University of Wisconsin, Whitewater.
Ms. Mary Beth DeNooyer
Ms. DeNooyer, age 45, was named Executive Vice President and Chief Human Resources Officer in May 2013. As Chief Human Resources Officer, Ms. DeNooyer leads all human resources responsibilities throughout the Company including organizational development, recruitment and talent management, training, compensation and benefits, employee relations, diversity and communications. From April 2011 through June 2012, Ms. DeNooyer served as Senior Vice President and Chief Human Resources Officer, in addition to her role as head of Compensation and Benefits, for the division of Sara Lee which was later spun-off as Hillshire Brands. From March 2010 to April 2011, Ms. DeNooyer served as Senior Vice President, Compensation and Benefits at Sara Lee. Ms. DeNooyer held Human Resources leadership positions at The Pepsi Bottling Group from 1998 to 2010 and General Mills from 1994 to 1998. Ms. DeNooyer holds a Bachelor’s Degree in Business Administration from Drexel University and a Master’s Degree in Industrial and Labor Relations from Cornell University.
Mr. Robert Gamgort
Mr. Gamgort, age 53, was appointed Chief Executive Officer effective July 13, 2009. From September 2002 to April 2009, Mr. Gamgort served as North American President for Mars Incorporated, where he managed the company’s portfolio of confectionery, main meal, pet food and retail businesses in North America. Mr. Gamgort joined Mars in 1998, initially serving as Vice President of Marketing for M&M / Mars and then as General Manager of its Chocolate Unit. Prior to joining Mars, Mr. Gamgort served as President of Major League Baseball Properties. Mr. Gamgort began his career at General Foods, which later merged with and became Kraft Foods, where he served in key marketing, sales, corporate strategy, and general management roles. Mr. Gamgort holds an MBA from the Kellogg Graduate School of Management at Northwestern University and a BA in Economics from Bucknell University and studied at the London School of Economics. Mr. Gamgort serves on the Board of Directors of the Grocery Manufacturers Association and on the Board of Directors of Wayfair Inc. where he serves as a member of the Compensation Committee.
Mr. Michael Kelley Maggs
Mr. Maggs, age 64, was named Executive Vice President and General Counsel in March 2013. Previously, Mr. Maggs served as Senior Vice President, General Counsel and Secretary since Pinnacle’s inception in 2001. Mr. Maggs oversees all legal and corporate secretary activities at Pinnacle. He was associated with affiliates of CDM Investor Group LLC from 1993 until 2007. Prior to his involvement with Pinnacle, Mr. Maggs held the same position with International Home Foods Inc. from November 1996 to December 2000. From 1993 to 1996, Mr. Maggs was employed with Stella Foods, Inc. as Vice President and General Counsel. Prior to that time, he was engaged in the private practice of law in Virginia and New York. Mr. Maggs is a graduate of Niagara University and received his Juris Doctor from George Mason University Law School.
Mr. Mark Schiller
Mr. Schiller, age 54, was named Executive Vice President and President North America Retail in January 2015. In this role, Mr. Schiller oversees the management of the Company’s North America Retail brands. From May 2013 to December 2014, Mr. Schiller served as Executive Vice President and President Birds Eye Frozen Division. From June 2010 to May 2013, Mr. Schiller served as Executive Vice President and President Duncan Hines Grocery Division. From March 2002 to April 2010, Mr. Schiller worked at PepsiCo as Senior Vice President of Frito Lay New Ventures, President of Quaker Foods and Snacks North America, and Senior Vice President and General Manager of Frito Lay Convenience Foods Division. From 1998 to 2002, Mr. Schiller was Chief Operating Officer and Co-President of Tutor Time Learning Systems, Inc. From 1996 to 1998, Mr. Schiller served as President of Valley Recreation Products, Inc. Mr. Schiller began his career at the Quaker Oats Company in 1985 where he progressed through a number of marketing, sales and supply chain roles. Mr. Schiller holds a Bachelor of Arts degree from Tulane University and an MBA from Columbia University Graduate School of Business.
Mr. Craig Steeneck

Mr. Steeneck, age 57, was named Executive Vice President and Chief Financial Officer in July 2007. Mr. Steeneck oversees our financial operations, treasury, tax, investor relations and information technology. From June 2005 to July 2007, Mr. Steeneck served as Executive Vice President, Supply Chain Finance and IT, where he helped redesign the supply chain to generate savings and improved financial performance. From April 2003 to June 2005, Mr. Steeneck served as Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Cendant Timeshare Resort Group (now Wyndham Worldwide), playing key roles in wide-scale organization of internal processes and staff management. From March 2001 to April 2003, Mr. Steeneck served as Executive Vice President and Chief Financial Officer of Resorts Condominiums International (now Wyndham Worldwide) From October 1999 to February 2001, he was the Chief Financial Officer of International Home Foods Inc. Mr. Steeneck is a member of the Board of Directors of Freshpet, Inc. since November 2014, and serves as Chairman of its Audit Committee. Mr. Steeneck is an honors graduate of the University of Rhode Island.
Mr. D. Michael Wittman
Mr. Wittman, age 54, was named Executive Vice President and Chief Supply Chain Officer in November 2015. In his role, Mr. Wittman has overall corporate responsibility for the end-to-end supply chain, including procurement, manufacturing, customer service, warehousing and distribution. Additionally, Mr. Wittman oversees Pinnacle's food quality and safety programs. From December 2008 to October 2015, Mr. Wittman served as Vice President of Supply Chain for Mars Chocolate North America where he was responsible for the supply chain for the confectionery business. Prior to Mars, Mr. Wittman spent over 25 years within the Johnson & Johnson Family of Companies, including leadership roles in J&J Consumer Companies and McNeil Consumer Products. Mr. Wittman holds a Bachelor of Science degree in Accounting from St. Edward's University in Austin, Texas.

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

If we lose one or more of our major customers, or if any of our major customers experience significant business interruption or enact initiatives to improve their cost structure, our results of operations could be adversely affected.

We have several large customers that account for a significant portion of our sales. We do not have long-term supply contracts with any of our major customers. Our large customers may choose to purchase products from us based on a combination of factors such as price, consumer demand, customer service performance, their desired inventory levels, and other factors. Changes in any of our major customers’ strategies, including a reduction in the number of brands they carry, initiatives to improve their cost structure, or a shift of shelf space to private label products, may adversely affect sales.

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

Adverse weather conditions may occur more frequently as a result of climate change and other factors. There is concern that greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. Long-term climate changes may negatively impact the price or availability of key raw materials. Adverse weather conditions and natural disasters can reduce crop size and crop quality, which in turn could reduce our supplies of raw materials, lower recoveries of usable raw materials, increase the prices of our raw materials, increase our cost of transporting and storing raw materials, or disrupt our production schedules.
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
From time to time, we enter into commodity forward contracts to fix the price of diesel fuel, natural gas, soybean oil and other commodity purchases at a future delivery date. However, such strategies do not fully address commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies. Additionally, changes in the value of our commodities derivatives are recorded in the Cost of products sold line in our Consolidated Statements of Operations. Accordingly, volatility in commodities could result in volatility in our results of operations. As of December 27, 2015, the potential change in fair value of commodity derivative instruments, assuming a 10% adverse movement in the underlying commodity prices, would have resulted in an unrealized net loss of $3.5 million.

In addition, certain parts of our foreign operations in Canada expose us to fluctuations in foreign exchange rates. Net sales in Canada accounted for 4.5% of Consolidated Net Sales for fiscal 2015. We also seek to reduce our exposure to such foreign exchange risks primarily through the use of foreign exchange-related derivative financial instruments. We enter into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of our functional currency. As of December 27, 2015, a 10% decline in the U.S. dollar relative to the Canadian dollar would have decreased the fair value of our foreign exchange forward contracts by $1.0 million.
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

We hold investments in equity and debt securities in our qualified defined benefit pension plan. Deterioration in the value of plan assets, resulting from a general financial downturn or otherwise, could cause an increase in the underfunded status of our defined benefit pension plan, thereby increasing our obligation to make contributions to the plan. The underfunding in our pension plan totaled $61.3 million as of December 27, 2015. The decrease in discount rates from approximately 6.00% in 2008 to approximately 4.20% as of December 27, 2015 has had a significant impact on our funding status. Changes in interest rates in the future could have a significant effect on our funded status.

Our obligation to make contributions to the pension plan could reduce the cash available for working capital and other corporate uses and may have a material adverse impact on our operations, financial condition and liquidity.

Our financial well-being could be jeopardized by unforeseen changes in our employees’ collective bargaining agreements or shifts in union policy.

We employed approximately 4,300 people as of December 27, 2015, with approximately 61% of our hourly employees unionized. Failure to extend or renew our collective bargaining agreements or a prolonged work stoppage or strike at any facility with union employees could have a material adverse effect on our business, financial condition, or results of operations. In addition, we may not be able to reach new agreements upon the expiration of our existing collective bargaining agreements and if we do reach new agreements, such agreements may not be on terms that we consider favorable. Furthermore, labor organizing activities could result in additional employees becoming unionized.
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
The efficient operation of our business depends on our information technology systems, some of which are managed by third-party service providers. We rely on our information technology systems to effectively manage our business data, digital marketing activities, communications, supply chain, order entry and fulfillment, and other business processes. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies, and the loss of sales and customers, causing our business and results of operations to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, power outages, systems failures, security breaches, cyber-attacks and viruses. Any such damage or interruption could have a material adverse effect on our business.
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

At December 27, 2015, the carrying value of goodwill and tradenames was $1,714.0 million and $2,001.0 million, respectively. We evaluate the carrying amount of goodwill and indefinite-lived intangible assets for impairment on an annual basis, in the third quarter, or more frequently if an event occurs or circumstances change that would reduce the fair value below its carrying amount. The value of goodwill and intangible assets will be derived from our business operating plans and is susceptible to an adverse change in demand, input costs, general changes in the business, or changes in the overall economic environment and could require an impairment charge in the future.
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

If there is an unfavorable adjustment from an United States Internal Revenue Service (“IRS”) examination (whether as a result of a change in law, IRS policy or otherwise) that reduces any of our NOLs, cash taxes may increase and impact our ability to pay dividends or make interest payments on our indebtedness. As of December 27, 2015, we had gross NOLs for U.S. federal income tax purposes of approximately $443.7 million. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to annual limitations on its ability to utilize its pre-change NOLs to offset future taxable income. Our existing NOLs are subject to annual limitations under Section 382 of the Code. For further detail on our NOLs, see Note 16 “Provision for Income Taxes” to our consolidated financial statements.

Maintaining, extending and expanding our reputation and brand image is essential to our business success.

Our success depends on our ability to maintain brand image for our existing products, extend our brands into new geographies and to new distribution platforms, including online, and expand our brand image with new product offerings.

We seek to maintain, extend and expand our brand image through marketing investments, including advertising and consumer promotions, and product innovation. Continuing global focus on health and wellness, including weight management, and increasing attention from the media, shareholders, consumers, activists and other stakeholders on the role of food marketing could adversely affect our brand image. It could also lead to stricter regulations and increased focus on food and snacking marketing practices. Increased legal or regulatory restrictions on our advertising, consumer promotions and marketing, or our response to those restrictions, could limit our efforts to maintain, extend and expand our brands. Moreover, adverse publicity about regulatory or legal action against us, product quality and safety, or environmental and human rights risks in our supply chain could damage our reputation and brand image, undermine our customers’ confidence and reduce demand for our products, even if the regulatory or legal action is unfounded or these matters are immaterial to our operations.

In addition, our success in maintaining, extending and expanding our brand image depends on our ability to adapt to a rapidly changing marketing and media environment, including our increasing reliance on social media and online dissemination of marketing and advertising campaigns. We are subject to a variety of legal and regulatory restrictions on how and to whom we market our products. These restrictions may limit our ability to maintain, extend and expand our brand image, particularly as social media and the communications environment continue to evolve. Negative posts or comments about us on social networking web sites (whether factual or not) or security breaches related to use of our social media and failure to respond effectively to these posts, comments or activities could seriously damage our reputation and brand image across the various regions in which we operate. In addition, we might fail to invest sufficiently in maintaining, extending and expanding our brand image. As a result, we might be required to recognize impairment charges on our intangible assets or goodwill. If we do not successfully maintain, extend and expand our reputation and brand image, then our brands, product sales, financial condition and results of operations could be materially and adversely affected.

Risks Related to Our Indebtedness
Our leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to rising interest rate risk and prevent us from meeting our obligations under our indebtedness.
As of December 27, 2015, our total indebtedness was $2.3 billion. As of the closing of the Boulder acquisition on January 15, 2016 the Company incurred approximately $900.0 million of additional indebtedness to finance the transaction. This leverage could have important consequences, including:

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

Our debt agreements contain restrictions that will limit our flexibility in operating our business.
Our senior secured credit facilities and the indentures governing our existing notes contain various covenants that limit our and our restricted subsidiaries’ ability to, among other things:

•	incur additional indebtedness and make guarantees;

•	create liens on assets;

•	engage in mergers or consolidations;

•	sell assets;

•	pay dividends and distributions or repurchase our capital stock;

•	make investments, loans and advances, including acquisitions; and

•	engage in certain transactions with affiliates.

The senior secured credit facilities require us to maintain a net first lien leverage ratio not to exceed 5.75 to 1.00. Our ability to comply with this ratio can be affected by events beyond our control, and we cannot assure you that we will continue to comply with this ratio. Our senior secured credit facilities also contain certain customary affirmative covenants and events of default.

A breach of any of these covenants or failure to maintain or satisfy this financial ratio could result in a default under our senior secured credit facilities. Upon the occurrence of an event of default under our senior secured credit facilities, the lenders could elect to declare all amounts outstanding under our senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit. Any such acceleration would also result in an event of default under the indenture governing our notes. If we were unable to repay those amounts, the lenders under our senior secured credit facilities could proceed against the collateral granted to them to secure that indebtedness. If the lenders under our senior secured credit facilities accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our senior secured credit facilities as well as our unsecured indebtedness, including the notes.
Risks Related to Our Common Stock and the Securities Market
Our stock price may be subject to significant volatility, and you may not be able to resell shares of our common stock at or above the price you paid or at all, and you could lose all or part of your investment as a result.

The market price of our common stock could fluctuate significantly for many reasons, including reasons not specifically related to our performance, such as industry or market trends, reports by industry analysts and other third parties, investor perceptions, actions by credit rating agencies, negative announcements by our customers or competitors regarding their own performance or actions taken by our competitors, as well as general economic and industry conditions. Our common stock price is also affected by announcements we make about our business, market data that is available to subscribers, analyst reports related to our Company, changes in financial estimates by analysts, whether or not we meet the financial estimates of analysts who follow our Company, rating agency announcements about our business, variations in our quarterly results of operations and those of our competitors, general economic and stock market conditions, future sales of our common stock, perceptions of the investment opportunity associated with our common stock relative to other investment alternatives, the public’s reaction to our public announcements and filings with the SEC, actual or anticipated growth rates relative to our competitors, and speculation by the investment community regarding our business, among other factors.

As a result of these factors, investors in our common stock may not be able to resell their shares at or above the price at which they purchase our common stock. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies like us. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In addition, in the past, some companies that have had volatile market prices for their securities have been subject to class action or derivative lawsuits. The filing of a lawsuit against us, regardless of the outcome, could have a negative effect on our business, financial condition and results of operations, as it could result in substantial legal costs and a diversion of management’s attention and resources.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We own and operate the following 12 manufacturing and warehouse facilities:

Facility location	Principal products	Principal segment (1)	Facility size
Darien, Wisconsin	Frozen vegetables and complete bagged meals	Birds Eye Frozen	748,000 square feet
Ft. Madison, Iowa	Canned meat	Duncan Hines Grocery	475,000 square feet
Imlay City, Michigan	Pickles, peppers, relish	Duncan Hines Grocery	467,500 square feet
Fayetteville, Arkansas	Frozen dinners and entrées	Birds Eye Frozen	360,000 square feet
Waseca, Minnesota	Frozen vegetables	Birds Eye Frozen	348,000 square feet
Centralia, Illinois	Cake and Brownie Mixes	Duncan Hines Grocery	342,000 square feet
Fennville, Michigan	Fruit toppings and fillings	Duncan Hines Grocery	328,000 square feet
Jackson, Tennessee	Frozen breakfast, frozen pizza, frozen prepared seafood	Birds Eye Frozen	324,300 square feet
St. Elmo, Illinois	Syrup, barbecue sauce, salad dressing	Duncan Hines Grocery	292,000 square feet
Mattoon, Illinois	Frozen and refrigerated bagels, frozen breakfast	Birds Eye Frozen	244,000 square feet
Berlin, Pennsylvania	Snack foods - Snyder of Berlin	Specialty Foods	180,000 square feet
Hagerstown, Maryland (2)	Plant based proteins	Birds Eye Frozen	142,000 square feet

(1)We manufacture private label and foodservice products which are included in the Specialty Foods segment, in many of our plants.
(2)The Hagerstown location is expected to begin production in late 2016.

All of our properties are mortgaged to secure our obligations under our Senior Secured Credit Facility. Our Senior Secured Credit Facility is described in more detail in Note 10 to the Consolidated Financial Statements.

We also lease manufacturing plants, warehouses and distribution centers in Algona, Washington (Snack foods - Tim's Cascade) and Richmond, British Columbia (gardein). In addition, we lease warehouses in Darien, Wisconsin, Waseca, Minnesota and Effingham, Illinois.

We have entered into co-packing (third-party manufacturing) agreements with several manufacturers for certain of our finished products. We believe that our manufacturing facilities, together with our co-packing agreements, provide us with sufficient capacity to accommodate our planned internal growth.
We also lease office space under operating leases (expiring) in Parsippany, New Jersey (April 2023); Cherry Hill, New Jersey (October 2021); Fayetteville, Arkansas (Month to Month); Mississauga, Ontario (June 2026); and Richmond, British Columbia (July 2022).

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

The Company's common stock is listed and traded on the New York Stock Exchange (NYSE) under the symbol "PF". The number of holders of record, including individual owners, of the Company's common stock was 36 as of February 22, 2016. This is not the actual number of beneficial owners of the Company's common stock, as shares are held in "street name" by brokers and others on behalf of individual owners. The closing price of the common stock on the NYSE on February 22, 2016 was $41.60. The following graph compares the cumulative total return on our common stock with the cumulative total return of the Standard & Poor’s ("S&P" ) 500 Index and the S&P 500 Packaged Foods and Meats index, which represents our peer group. This graph covers the period from March 28, 2013 (the first day our common stock began trading on the NYSE) through December 25, 2015 (the last trading day of our fiscal year). The graph shows total shareholder return assuming $100 was invested on March 28, 2013 and dividends were reinvested.

Date		Pinnacle Foods, Inc	S&P 500 Index	S&P 500 Packaged Foods & Meats Index
March 28, 2013	*	$100.00	$100.00	$100.00
December 27, 2013		125.30	119.23	107.95
December 26, 2014		168.38	138.01	124.04
December 25, 2015		207.30	139.07	143.60

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

Issuer Purchase of Equity Securities

The Company does not have a share repurchase program currently in place but may seek authorization from our Board of Directors to implement one in the future.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial and other operating data for the fiscal years ended December 27, 2015, December 28, 2014, December 29, 2013, December 30, 2012, and December 25, 2011.

The selected financial data as of December 27, 2015 and December 28, 2014 and for the fiscal years ended December 27, 2015, December 28, 2014 and December 29, 2013 have been derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The selected financial data as of December 29, 2013, December 30, 2012 and December 25, 2011 and for the fiscal years ended December 30, 2012 and December 25, 2011 have been derived from audited financial statements not included in this Form 10-K.

The selected financial data presented below should be read in conjunction with our Consolidated Financial Statements and the notes to those statements and “Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

($ in millions, other than per share and share data)	Fiscal Year ended	Fiscal Year ended	Fiscal Year ended	Fiscal Year ended	Fiscal Year ended
	December 27, 2015	December 28, 2014	December 29, 2013	December 30, 2012	December 25, 2011
	52 weeks	52 weeks	52 weeks	53 weeks	52 weeks
Statement of operations data:
Net sales	$2,655.8	$2,591.2	$2,463.8	$2,478.5	$2,469.6
Gross profit	740.5	681.2	654.2	584.5	614.9
Earnings before interest and taxes	424.7	512.3	293.0	283.6	183.3
Earnings (loss) before income taxes	336.4	416.2	160.8	85.2	(24.8)
Provision for income taxes	123.9	167.8	71.5	32.7	22.1
Net earnings (loss)	$212.5	$248.4	$89.3	$52.5	$(46.9)

Net earnings (loss) per share:
Basic	$1.83	$2.15	$0.84	$0.65	$(0.58)
Diluted	$1.81	$2.13	$0.82	$0.61	$(0.58)
Weighted average shares outstanding:
Basic	116,031,648	115,697,621	106,841,198	81,230,630	81,315,848
Diluted	117,322,526	116,885,222	108,618,740	86,494,546	81,315,848
Dividends declared per share	$0.98	$0.89	$0.57	$—	$—

Cash flow:
Net cash provided by (used in):
Operating activities	$372.9	$550.7	$262.2	$202.9	$204.2
Investing activities	(105.8)	(270.0)	(652.4)	(77.7)	(109.4)
Financing activities	(124.2)	(358.0)	414.4	(184.1)	(59.0)

Balance sheet data (at end of period):
Cash and cash equivalents	$180.5	$38.5	$116.7	$92.3	$151.0
Working capital (1)	469.1	346.6	488.0	404.1	408.7
Total assets	5,340.1	5,200.9	5,081.2	4,400.0	4,451.6
Total debt (2)	2,290.0	2,300.3	2,503.2	2,608.9	2,756.0
Total liabilities	3,534.6	3,487.0	3,483.2	3,511.3	3,606.3
Shareholders' equity	1,805.5	1,714.0	1,598.0	888.7	845.4

($ in millions, other than per share and share data)	Fiscal Year ended	Fiscal Year ended	Fiscal Year ended	Fiscal Year ended	Fiscal Year ended
	December 27, 2015	December 28, 2014	December 29, 2013	December 30, 2012	December 25, 2011
	52 weeks	52 weeks	52 weeks	53 weeks	52 weeks
Other financial data:
Net Sales - North America Retail	$2,319.6	$2,246.6	$2,101.9	$2,081.7	$2,066.9
Adjusted gross profit (3)	749.8	711.3	664.4	622.8	643.0
Adjusted EBITDA (4)	531.6	504.0	452.4	425.2	448.5
Capital expenditures	108.5	103.0	84.1	78.3	117.3

(1)	Working capital excludes notes payable, revolving debt facility and current portion of long term debt.

(2)	Total debt includes notes payable, revolving debt facility and current portion of long term debt.

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

Overview

We are a leading manufacturer, marketer and distributor of high quality, branded food products in North America. The business is comprised of three segments: Birds Eye Frozen, Duncan Hines Grocery and Specialty Foods. Our Birds Eye Frozen segment manages our Leadership Brands in the United States retail frozen vegetables (Birds Eye), frozen complete bagged meals (Birds Eye Voila!), and frozen prepared seafood (Van de Kamp’s and Mrs. Paul’s) categories, plant based protein frozen products (gardein), as well as our Foundation Brands in the full-calorie single-serve frozen dinners and entrées (Hungry-Man), frozen pancakes / waffles / French toast (Aunt Jemima), frozen and refrigerated bagels (Lender’s) and frozen pizza for one (Celeste) categories. Our Duncan Hines Grocery segment manages our Leadership Brands in the baking mixes and frostings (Duncan Hines), shelf-stable pickles (Vlasic), liquid and dry-mix salad dressings (Wish-Bone and Western), and table syrups (Mrs. Butterworth’s and Log Cabin) categories, and our Foundation Brands in the canned meat (Armour, Nalley and Brooks), pie and pastry fillings (Duncan Hines Comstock and Wilderness), and barbecue sauces (Open Pit) categories as well as all Canadian operations. We refer to the sum of our Birds Eye Frozen segment and our Duncan Hines Grocery segment as our North America Retail business. Our Specialty Foods segment consists of snack products (Tim’s Cascade and Snyder of Berlin) and our Foodservice and Private Label businesses.
Segment performance is evaluated by the Company’s Chief Operating Decision Maker and is based on earnings before interest and taxes. Transfers between segments and geographic areas are recorded at cost plus markup or at market. Identifiable assets are those assets, including goodwill, which are identified with the operations in each segment or geographic region. Corporate assets consist of prepaid and deferred tax assets. Unallocated corporate expenses consist of corporate overhead such as executive management and finance and legal functions. Unallocated corporate income in 2014 includes the termination fee received, net of costs, associated with the Hillshire merger agreement (see Note 7 to the Consolidated Financial Statements for further details). Product contribution is defined as gross profit less direct to consumer advertising and marketing expenses, selling commission and direct brand marketing overhead expenses.
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
Industry Trends

Growth in our industry is driven primarily by population growth, changes in product selling prices and changes in consumption between out-of-home and in-home eating. In the current economic environment, consumers are looking for value alternatives, which has caused an increase in the percentage of products sold on promotion and a shift from traditional retail grocery to mass merchandisers, club stores and dollar store channels. We believe we are well positioned in each of these retail channels, maintaining strong customer relationships across key retailers in each segment.
In order to maintain and grow our business, we must successfully react to, and offer products that respond to, evolving consumer trends, such as changing health trends, the focus on convenience and the growth of smaller households. Incremental growth in the industry is principally driven by product and packaging innovation.

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

•
Our lean, nimble structure and efficient internal processes has enabled us to consistently hold our overhead costs (i.e., selling, general and administrative expenses, excluding one-time items) to approximately 9% of net sales.

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

Other Factors
Other factors that have influenced our results of operations and may do so in the future include:

•
Interest Expense. Our IPO and debt refinancings have improved our debt profile and significantly reduced our leverage. See Note 1 and Note 10 to the consolidated financial statements included elsewhere in this 10-K for further details. However, as a result of our previous acquisitions and the recent Boulder transaction, we still have significant indebtedness. Although we expect to continue to reduce our leverage over time, we expect interest expense to continue to be a significant component of our expenses.

•
Cash Taxes. We had significant tax-deductible intangible asset amortization and federal and state Net Operating Loss carryforwards, ("NOLs"), which resulted in minimal federal and state cash taxes through 2015. Continued amortization and utilization of our remaining NOLs will generate modest annual cash savings for 2016 and thereafter.

•
Acquisitions and Consolidations. We believe we have the expertise to identify and integrate value-enhancing acquisitions to grow our business and we have done so successfully in the past. On November 14, 2014, we acquired Garden Protein for $156.5 million, the rapidly growing manufacturer of the plant-based protein brand gardein. On August 20, 2015 we acquired a manufacturing facility in Hagerstown, Maryland for approximately $8.0 million. The site will be used to expand production capabilities for the gardein brand and provide an east coast footprint to supplement the existing Richmond, British Columbia manufacturing location. We expect to incur approximately $30.0 million in capital expenditures in 2016. We also expect to incur approximately $6.0 million of additional expenditures to integrate the location in 2016. As previously mentioned, on January 15, 2016, the Company acquired Boulder for a cost of approximately $982.0 million (net of cash acquired), which included the repayment of debt. Total acquisition costs of approximately $34.0 million are expected to be incurred, of which $2.1 million was incurred in the fourth quarter of 2015. Included in this total is approximately $25.0 million of debt acquisition costs, including original issue discount. During 2016, we also expect to incur approximately $10.0 to $15.0 million of additional expenditures to integrate the business.

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

Inflation

To the extent possible, we strive to offset the effects of inflation with cost reduction and productivity programs. However, we spend approximately $1.9 billion annually on Cost of products sold, therefore each 1% change in our weighted average cost of inputs would increase our Cost of products sold by approximately $19 million. If we experience significant inflation, price increases may be necessary in order to preserve our margins and returns. However, over the past several years, significant macroeconomic weakness and ongoing pressures on the consumer have resulted in shifting consumer buying patterns for grocery products.  As a result, industry volumes have come under pressure, hampering our ability to pass along higher input costs with limited exceptions in select categories. Severe increases in inflation could have an adverse impact on our business, financial condition and results of operations.

Items Affecting Year Over Year Results

During fiscal 2015, our earnings before interest and taxes were impacted by certain items. These items included:

•	We recorded $8.6 million of manufacturing integration costs related to the Wish-Bone and Garden Protein acquisitions which were recorded in Cost of products sold.

•
As more fully described in Note 19 to the Consolidated Financial Statements, the Boulder acquisition was completed on January 15, 2016. Acquisition costs, primarily legal, accounting and other professional fees of $1.7 million were incurred in the fourth quarter of 2015.

•
As more fully described in Note 7 to the Consolidated Financial Statements, we recorded $4.7 million of foreign exchange losses, which represents foreign exchange losses from intra-entity loans resulting from the Garden Protein acquisition.

During fiscal 2014, our earnings before interest and taxes were impacted by certain items. These items included:

•
As more fully described in Note 7 to the Consolidated Financial Statements, the Hillshire merger agreement was terminated on June 30, 2014. As a result, Pinnacle received a $163.0 million cash termination fee in the third quarter of 2014. One-time fees and expenses associated with the merger agreement, comprising external advisors' fees and employee retention incentives, including equity awards, totaled $19.2 million, of which $17.4 million was incurred in fiscal 2014, with the remainder in the first quarter of fiscal 2015. The impact on earnings for the fiscal year ended December 28, 2014, was a pre-tax gain of $145.6 million, $89.1 million net of tax, or $0.76 per diluted share.

•
We recorded $36.0 million of equity based compensation expense, an increase of $28.1 million from fiscal year 2013. On November 21, 2014, Blackstone sold approximately 19.7 million shares of the Company's common stock. Blackstone's ownership level after the sale resulted in a liquidity event and in conjunction with them obtaining an annual internal rate of return in excess of 12% on their initial investment resulted in the immediate vesting of approximately 1.1 million non-vested shares and 0.2 million options and the recognition of approximately $23.7 million of equity based compensation expense (the "Liquidity event"). Additionally, $3.5 million of equity based compensation was recognized related to employee incentives and retention awards granted as a result of the termination of the Hillshire merger agreement. Both of these are explained in greater detail in Note 5 to the Consolidated Financial Statements and are primarily recorded in Administration expense.

•
We recorded $11.5 million of manufacturing integration costs related to the acquisitions of Wish-Bone and the Duncan Hines manufacturing business located in Centralia, Illinois which were recorded in Cost of products sold.

During fiscal 2013, our earnings before interest and taxes were impacted by certain items. These items included:

•
We recorded a redemption premium of $34.2 million related to the early extinguishment of our debt. This is explained in greater detail in Note 7 to the Consolidated Financial Statements and is recorded in Other expense (income), net in the Consolidated Statements of Operations.

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

•
We recorded $7.9 million of equity based compensation expense, an increase of $7.2 million from fiscal year 2012. This is explained in greater detail in Note 5 to the Consolidated Financial Statements and is primarily recorded in Administration expense.

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

Results of Operations:
Consolidated Statements of Operations
The following tables set forth our statement of operations data expressed in dollars and as a percentage of net sales.

	Fiscal year
	December 27, 2015		December 28, 2014		December 29, 2013
	52 Weeks		52 Weeks		52 Weeks
Net sales	$2,655.8	100.0%	$2,591.2	100.0%	$2,463.8	100.0%
Cost of products sold	1,915.3	72.1%	1,910.0	73.7%	1,809.6	73.4%
Gross profit	740.5	27.9%	681.2	26.3%	654.2	26.6%

Marketing and selling expenses	176.7	6.7%	177.4	6.8%	175.7	7.1%
Administrative expenses	107.0	4.0%	117.3	4.5%	119.8	4.9%
Research and development expenses	13.0	0.5%	11.3	0.4%	10.5	0.4%
Termination fee received, net of costs, associated with the Hillshire merger agreement	—	—%	(153.0)	(5.9)%	—	—%
Other expense (income), net	19.1	0.7%	16.0	0.6%	55.2	2.2%
	315.8	11.9%	168.9	6.5%	361.2	14.7%
Earnings before interest and taxes	$424.7	16.0%	$512.3	19.8%	$293.0	11.9%

	Fiscal year
	December 27, 2015	December 28, 2014	December 29, 2013
	52 Weeks	52 Weeks	52 Weeks
Net sales
Birds Eye Frozen	$1,227.2	$1,115.2	$1,096.9
Duncan Hines Grocery	1,092.4	1,131.4	1,005.0
North America Retail	2,319.6	2,246.6	2,101.9

Specialty Foods	336.1	344.6	361.9
Total	$2,655.8	$2,591.2	$2,463.8

Earnings before interest and taxes
Birds Eye Frozen	$211.5	$182.4	$198.6
Duncan Hines Grocery	206.7	184.1	144.4
Specialty Foods	32.3	30.9	30.0
Unallocated corporate income (expense)	(25.9)	114.9	(80.0)
Total	$424.7	$512.3	$293.0

Depreciation and amortization
Birds Eye Frozen	$44.4	$40.4	$38.4
Duncan Hines Grocery	30.7	26.3	22.8
Specialty Foods	14.6	13.9	17.1
Total	$89.7	$80.6	$78.2

Adjustments to Earnings (loss) before Interest and Taxes and Depreciation and Amortization used in the calculation of Adjusted EBITDA as described below in the "Covenant Compliance" section, by Segment, are as follows:

	Fiscal year
	December 27, 2015	December 28, 2014	December 29, 2013
	52 Weeks	52 Weeks	53 Weeks

Adjustments to Earnings (loss) before interest and taxes
Birds Eye Frozen	$9.1	$20.7	$6.0
Duncan Hines Grocery	7.5	27.2	20.5
Specialty Foods	—	2.5	0.4
Unallocated corporate (income) expenses	1.7	(139.2)	54.2

Adjustments to Depreciation and amortization
Birds Eye Frozen	$—	$—	$—
Duncan Hines Grocery	1.1	—	—
Specialty Foods	—	—	—

Fiscal year ended December 27, 2015 compared to the fiscal year ended December 28, 2014
Net sales
Net sales were $2.66 billion for the fiscal year ended December 27, 2015, an increase of 2.5% compared to net sales of $2.59 billion in the comparable prior-year period, reflecting a 2.3% benefit from the Garden Protein acquisition and higher net price realization of 1.3% partially offset by a 0.7% decrease from volume/mix. The year was also impacted by unfavorable foreign currency translation of 0.4%.
Net sales in our North America Retail businesses increased $73.0 million, or 3.3% from the prior year. This performance reflected a 2.6% benefit from the Garden Protein acquisition and higher net price realization of 1.3% partially offset by a 0.2% decrease from volume/mix and unfavorable foreign currency translation of 0.4%. In an industry generally marked by no growth and heavier promotional spending, we continue to outpace the performance of our composite categories, with market share growth of 0.5 percentage points in fiscal 2015.
Birds Eye Frozen Segment:
Net sales in the fiscal year ended December 27, 2015 were $1.23 billion, an increase of $112.0 million, or 10.0%, from the prior year reflecting a 5.3% increase from the Garden Protein acquisition, a 3.3% increase from volume/mix and higher net price realization of 1.4%. The period was positively impacted by gains in sales of our Birds Eye frozen vegetables and Birds Eye Voila! complete bagged meals, reflecting distribution expansion and the benefit of newly launched products in 2015 such as Birds Eye Steamfresh Flavor Full, Protein Blends, Disney-themed side dishes for kids and Birds Eye Voila! non-chicken varieties. These increases were partially offset by lower sales of Hungry-Man, Lender's, Aunt Jemima and Celeste products.
Duncan Hines Grocery Segment:
Net sales in the fiscal year ended December 27, 2015 were $1.09 billion, a decline of $39.0 million, or 3.4%, from the prior year reflecting a 3.7% decrease from volume/mix and unfavorable foreign currency of 0.9%, partially offset by higher net price realization of 1.2%. Positively impacting the period were increased sales of our Log Cabin syrups and Vlasic pickles. More than offsetting this increase were lower sales of our Duncan Hines baking products due to category weakness, and lower sales of Wish-Bone products, reflecting a highly competitive category environment. The decline in Duncan Hines was partially offset by the 2015 introduction of Duncan Hines Perfect Size baking kits designed specifically for smaller households.
Specialty Foods Segment:
Net sales in the fiscal year ended December 27, 2015 were $336.1 million, a decline of $8.4 million, or 2.4%, from the prior year, reflecting a 3.6% decrease from volume/mix, partially offset by higher net price realization of 1.2%. The volume decrease was primarily attributable to lower sales of private label canned meat.
Gross profit
Gross profit for the year ended December 27, 2015 was $740.5 million, or 27.9% of net sales, compared to $681.2 million, or 26.3% of net sales, in the comparable prior-year period. Impacting gross profit in fiscal 2015 were lower mark to market losses on financial instruments and lower acquisition integration and restructuring costs. Excluding these and other items affecting comparability, gross profit advanced 5.4% and gross margin percentage increased approximately 80 basis points largely due to productivity, higher net price realization and favorable product mix partially offset by inflation, higher depreciation expense and unfavorable currency impact.
The following table outlines the factors resulting in the year on year change in gross profit and gross margin percentage in fiscal 2015.

	$	% net sales
Productivity	$69.0	2.4%
Higher net price realization, including slotting	33.1	0.9
Favorable product mix	20.1	0.4
Lower mark-to-market losses on financial instruments	15.2	0.6
Employee incentives resulting from the termination of the Hillshire merger agreement and the fourth quarter 2014 Liquidity event (a)	4.5	0.2
Lower acquisition integration and restructuring costs	2.1	0.1
Inflation	(59.0)	(2.2)
Higher depreciation expense (b)	(7.2)	(0.3)
Unfavorable currency impact	(6.9)	(0.1)
Other (c)	(12.5)	(0.4)
Subtotal	58.4	1.6%
Higher sales volume	0.9
	$59.3

(a) For further details on the 2014 Liquidity event see Note 1 to the Consolidated Financial Statements.
(b) The increase primarily relates to insourcing of the manufacturing of Wish-Bone into our St. Elmo, Illinois location and the impact from the Garden Protein acquisition.
(c) Consists primarily of higher levels of inventory obsolescence, business improvement initiatives, packaging investments and comparison against the impact of our prior year vacation policy change (In the fourth quarter of 2014, our salaried vacation policy was amended to change the period in which vacation pay vests.) partially offset by synergies realized from the Wish-Bone acquisition.

Marketing and selling expenses
Marketing and selling expenses were $176.7 million, or 6.7% of net sales, for the fiscal year ended December 27, 2015, compared to $177.4 million, or 6.8% of net sales, for fiscal 2014. Items affecting comparability were charges of $0.4 million and $6.8 million in fiscal years 2015 and 2014, respectively. The variance in these items was largely driven by 2014 employee incentives resulting from the termination of the Hillshire merger agreement and equity based compensation expense resulting from the Liquidity event. Excluding items affecting comparability from both years, Marketing and selling expenses increased $5.7 million, or 3.4%, compared to fiscal year 2014 largely reflecting the impact of the Garden Protein acquisition and increased investment for consumer marketing for the Birds Eye brand partially offset by lower consumer marketing in other brands.
Administrative expenses
Administrative expenses were $107.0 million, or 4.0% of net sales, for the fiscal year ended December 27, 2015, compared to $117.3 million, or 4.5% of net sales, for the comparable prior-year period. The fiscal year ended December 27, 2015 was impacted by $1.8 million of charges, primarily related to acquisition integration costs and expenses related to secondary offerings of common stock. The fiscal year ended December 28, 2014 was impacted by $23.1 million of additional charges, primarily related to employee incentives resulting from the termination of the Hillshire merger agreement and equity based compensation expense resulting from the Liquidity event. Excluding items affecting comparability from both years, Administrative expense increased $11.0 million, or 11.7%, compared to fiscal year 2014 largely due to higher personnel expenses, partially as a result of the Garden Protein acquisition, higher non-cash equity based compensation expense, higher depreciation expense and comparison against the impact of the 2014 vacation policy change.

Research and development expenses
Research and development expenses were $13.0 million, or 0.5% of net sales, for the fiscal year ended December 27, 2015 compared to $11.3 million, or 0.4% of net sales, for the comparable prior-year period. This increase primarily reflected innovation related expenses and higher personnel expenses as a result of the Garden Protein acquisition.

Other Income and Expense:

	Fiscal year ended
	December 27, 2015	December 28, 2014
Other expense (income), net consists of:
Amortization of intangibles/other assets	$13.6	$13.9
Boulder brands acquisition costs (Note 19)	1.7	—
Garden Protein acquisition costs (Note 3)	—	3.1
Foreign exchange losses	4.7	0.7
Royalty income and other	(0.9)	(1.7)
Total other expense (income), net	$19.1	$16.0

Foreign exchange losses. Represents foreign exchange losses from intra-entity loans resulting from the Garden Protein acquisition that are anticipated to be settled in the foreseeable future.

Earnings before interest and taxes

Earnings before interest and taxes declined $87.6 million, or 17.1%, to $424.7 million for the fiscal year ended December 27, 2015. Items affecting comparability in fiscal years 2015 and 2014 were $18.3 million of charges and $88.9 million of credits, respectively. The variance in these items was largely driven by the 2014 benefit of the Hillshire merger termination fee, net of costs incurred, associated employee incentives and retention expenses incurred in the year ago period and incremental equity based compensation expense resulting from the Liquidity event. Excluding items affecting comparability from both years, Earnings before interest and taxes increased $19.7 million, or 4.6%, primarily resulting from increased gross profit, partially offset by higher administrative expenses and higher marketing and selling expenses.

Birds Eye Frozen Segment:
Earnings before interest and taxes for the fiscal year ended December 27, 2015 were $211.5 million, an increase of 16.0%, or $29.1 million as compared to the previous year. Excluding items affecting comparability, Earnings before interest and taxes increased $17.5 million, or 8.6%, primarily reflecting net sales growth, which included both the full year benefit of the Garden Protein acquisition and higher net price realization as well as productivity savings. Also impacting the year were newly launched margin accretive products described earlier. These increases were partially offset by input cost inflation and increased investment for consumer marketing for Birds Eye in support of new products.

Duncan Hines Grocery Segment:
Earnings before interest and taxes increased $22.6 million, or 12.3%, to $206.7 million as compared to the previous year. Excluding items affecting comparability, Earnings before interest and taxes increased $2.9 million or 1.4% largely reflecting productivity savings, higher net price realization, lower consumer marketing expense and synergies realized from the Wish-Bone acquisition, partially offset by the impacts of lower sales volume and input cost inflation.
Specialty Foods Segment:
Earnings before interest and taxes increased $1.4 million, or 4.6%, to $32.3 million, primarily reflecting productivity savings and lower intangible amortization, partially offset by the decline in net sales and input cost inflation.

Unallocated corporate income (expenses):
Unallocated corporate expense for fiscal 2015 was $25.9 million, as compared to unallocated income of $114.9 million in the comparable prior year period. The change primarily reflected the impact in 2014 of the receipt of the Hillshire merger termination fee payment, net of costs and partially offset by incremental employee incentives and retention expenses, resulting from the termination of the Hillshire merger agreement and the higher equity based compensation expense resulting from the Liquidity event. Excluding these and other items affecting comparability, Unallocated Corporate expenses were $24.1 million for fiscal 2015, compared to $24.3 million for fiscal 2014.

Interest Expense, net
Net interest expense declined 8.1%, or $7.7 million, from $96.1 million in the fiscal year ended December 28, 2014 to $88.3 million in the fiscal year ended December 27, 2015. The decrease primarily resulted from lower outstanding debt balances, a 25 basis step-down on our term loans due to the benefit of our improved net leverage ratio and comparison against $1.9 million of year ago charges associated with our July 2014 principal payment (see Note 10). Partially impacting these benefits was higher interest rate swap losses described below.

We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements, excluding the Accumulated other comprehensive (loss) earnings ("AOCL") portion, are recorded as an adjustment to interest expense. Included in net interest expense was $3.7 million and $0.9 million for the fiscal 2015 and fiscal 2014, respectively, recorded from losses on interest rate swap agreements.

Provision (benefit) for income taxes

The effective tax rate was 36.8% for the fiscal year ended December 27, 2015 compared to 40.3% for the fiscal year ended December 28, 2014. The effective rate for the year ended December 27, 2015 includes benefits of approximately 0.6% related to foreign earnings, including recognition of a foreign tax credit, and 0.3% related to the domestic production activities deduction. The foreign tax credit benefit is attributable to a fiscal year 2015 dividend repatriation from the Company’s Canadian subsidiary to its U.S. parent. The Company was not eligible for the production activities deduction in prior years due its net operating losses offsetting federal taxable income. The 2015 tax rate also includes a charge of 0.3% for non-deductible transaction expenditures related to acquisition activity (Note 19) and our Secondary Offerings (Note 1). The effective rate for the year ended December 28, 2014, was primarily driven by approximately $22.6 million of non-deductible, equity based compensation expense resulting from the Liquidity Event (Note 1). Excluding the impact of this and other items affecting comparability, the effective rate for fiscal 2014 would have been 37.9%.

Under Internal Revenue Code (“the Code”) Section 382, the Company is a loss corporation. Section 382 of the Code places limitations on our ability to use our Net Operating Loss carryovers (NOL's) to offset taxable income. As described in Note 16, an ownership change in the third quarter of 2014 placed an annual limitation of approximately $94.0 million on approximately $230.8 million of our federal NOL carryovers which previously were not subject to an annual limitation. During 2015 the Company fully utilized the federal NOL’s which became subject to the 2014 limitation. Our remaining NOLs remain subject to an annual limitation of approximately $17.1 million. See Note 16 to the Consolidated Financial Statements.

We have significant tax-deductible intangible asset amortization and federal and state NOLs, which resulted in minimal federal and state cash taxes through 2015. We expect continued amortization and utilization of our NOLs will generate modest annual cash tax savings in 2016 and thereafter.

Fiscal year ended December 28, 2014 compared to fiscal year ended December 29, 2013

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

Birds Eye Frozen Segment:

Net sales in the fiscal year ended December 28, 2014 were $1.12 billion, an increase of $18.3 million, or 1.7%, from the prior year reflecting a 2.3% increase from volume/mix and a 0.6% benefit from the Garden Protein acquisition which were partially offset by lower net pricing of 1.2%. During the year we realized strong sales of our Birds Eye Voila! complete bagged meals reflecting distribution gains driven by new varieties such as Fajitas chicken and Chicken stir fry and more family size options. Also positively impacting net sales for the year was the continued strength of our Birds Eye frozen vegetables and increased sales of our Hungry-Man entrées, driven by the successful expansion of our HungryMan Selects line. These increases were partially offset by lower sales in our Aunt Jemima breakfast products and
Celeste pizza.

Duncan Hines Grocery Segment:

Net sales in the fiscal year ended December 28, 2014 were $1.13 billion, an increase of $126.4 million, or 12.6%, from the prior year reflecting a 14.3% increase in sales from the Wish-Bone acquisition partially offset by lower net pricing of 1.2% and unfavorable foreign currency translation of 0.5%. In addition to Wish-Bone, the fiscal year benefited from higher sales of Vlasic pickles and Armour canned meats. These increases were partially offset by lower sales of Duncan
Hines baking products due to category weakness, lower sales of our Mrs. Buttterworth's and Log Cabin syrups and a decline in our Canadian business.

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

	$	% net sales
Productivity	$64.0	2.5%
Favorable product mix	31.0	1.1
Inflation	(46.0)	(1.8)
Lower net price realization, net of slotting	(24.5)	(0.7)
Higher mark to market losses on financial instruments	(13.2)	(0.5)
Acquisition integration and restructuring costs	(6.9)	(0.3)
Employee incentives resulting from the termination of the Hillshire merger agreement and the fourth quarter 2014 Liquidity event (a)	(5.5)	(0.2)
Higher depreciation expense	(2.1)	(0.1)
Other (b)	(8.6)	(0.3)
Subtotal	(11.8)	(0.3)%
Higher sales volume	38.8
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

Marketing and selling expenses

Marketing and selling expenses were $177.4 million, or 6.8% of net sales, for the fiscal year ended December 28, 2014, compared to $175.7 million, or 7.1% of net sales, for fiscal 2013. The increase primarily reflected higher consumer marketing investment, most notably behind our Wish-Bone brand partially offset by lower personnel costs, primarily resulting from the change in vacation policy. The fiscal year ended December 28, 2014 was also impacted by $6.8 million of items affecting comparability, primarily employee incentives resulting from the termination of the Hillshire merger agreement and equity based compensation resulting from the Liquidity event. The fiscal year ended December 29, 2013 was impacted by $6.1 million of items affecting comparability, primarily restructuring charges related to the expansion of headquarter direct sales coverage.

Administrative expenses

Administrative expenses were $117.3 million, or 4.5% of net sales, for the fiscal year ended December 28, 2014, compared to $119.8 million, or 4.9% of net sales, for the comparable prior-year period. The fiscal year ended December 28, 2014 was impacted by $23.1 million of additional charges, primarily related to employee incentives resulting from the termination of the Hillshire merger agreement and and equity based compensation resulting from the Liquidity event. The fiscal year ended December 29, 2013 was impacted by $24.5 million of restructuring and IPO-related charges, including $18.5 million from the termination of the advisory agreement previously in place with Blackstone. Excluding items affecting comparability from both years, Administrative expense decreased $1.1 million compared to fiscal year 2013 largely due to lower personnel costs, primarily resulting from the change in vacation policy and lower insurance premiums partially offset by higher depreciation expense.

Research and development expenses

Research and development expenses were $11.3 million, or 0.4% of net sales, for the fiscal year ended December 28, 2014 compared to $10.5 million, or 0.4% of net sales, for the comparable prior-year period. This increase primarily reflected higher personnel costs from the integration of the Wish-Bone business, employee incentives resulting from the termination of the Hillshire merger agreement and equity based compensation resulting from the Liquidity event.

Termination fee received, net of costs

Represents the $163.0 million termination fee received from Tyson on behalf of Hillshire, net of transaction costs primarily consisting of professional fees incurred related to the terminated merger agreement. See Note 7, Other Expense (income), net for further details.

Other Income and Expense:

	Fiscal year ended
	December 28, 2014	December 29, 2013
Other expense (income), net consists of:
Amortization of intangibles/other assets	$13.9	$15.9
Wish-Bone acquisition costs (Note 3)	—	6.1
Garden Protein acquisition costs (Note 3)	3.1	—
Foreign exchange losses	0.7	—
Redemption premium on the early extinguishment of debt	—	34.2
Royalty income and other	(1.7)	(0.9)
Total other expense (income), net	$16.0	$55.2

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

Earnings before interest and taxes

Earnings before interest and taxes increased $219.2 million, or 74.8%, to $512.3 million for the fiscal year ended December 28, 2014. The primary drivers of the increase were the $145.6 million impact of the Hillshire merger termination fee, net of costs and associated employee incentives and retention expenses incurred as well as $53.4 million of charges in the comparable prior year period related to the early extinguishment of debt and the IPO related termination of the advisory agreement with Blackstone. Also impacting fiscal 2014, was $29.2 million of additional charges affecting comparability as compared to 2013, primarily $23.7 million of incremental equity based compensation resulting from the Liquidity event. Excluding these items, Earnings before interest and taxes increased $49.3 million, or 13.2%, primarily resulting from increased gross profit and the $6.5 million benefit from the change in the vacation policy.

Birds Eye Frozen Segment:

Earnings before interest and taxes for the fiscal year ended December 28, 2014 were $182.4 million, a decline of 8.2%, or $16.3 million primarily reflecting higher mark to market losses on financial instruments and incremental employee incentives and retention expenses, resulting from the termination of the Hillshire merger agreement, higher equity based compensation expense resulting from the Liquidity event and charges incurred resulting from the Garden Protein acquisition, including unrealized foreign exchange losses. Excluding these and other items affecting comparability, Earnings before interest and taxes were $203.1 million, a decline of 0.8% compared to the year-ago period, primarily reflecting productivity in excess of inflation, lower marketing expense and the benefit of the change in vacation policy, more than offset by lower net price realization and higher logistics costs and packaging investments.

Duncan Hines Grocery Segment:

Earnings before interest and taxes increased $39.7 million, or 27.5%, to $184.1 million primarily reflecting improved gross profit, driven by the benefit of the Wish-Bone acquisition, as well as productivity, lower commodity prices and the benefit of the change in vacation policy. These were partially offset by lower net price realization, lower earnings from our Canadian operations, higher mark to market losses on financial instruments and incremental employee incentives and retention expenses, resulting from the termination of the Hillshire merger agreement and higher equity based compensation expense resulting from the Liquidity event.

Specialty Foods Segment:

Earnings before interest and taxes increased $0.9 million, or 3.1%, to $30.9 million, primarily reflecting productivity savings, lower commodity costs and the benefits of the acquired Wish-Bone foodservice business and the change in vacation policy.

Unallocated corporate income (expenses):

Unallocated corporate income for fiscal 2014 was $114.9 million, as compared to unallocated expense of $80.0 million in the comparable prior year period. The change primarily reflected the impact of the receipt of the Hillshire merger termination fee payment, net of costs and partially offset by incremental employee incentives and retention expenses, resulting from the termination of the Hillshire merger agreement and the higher equity based compensation expense resulting from the Liquidity event. Also impacting the comparison were charges incurred in the comparable prior year period of $34.2 million related to the early extinguishment of debt and $18.5 million related to the termination at the IPO date of the advisory agreement previously in place with Blackstone.

Interest Expense, net

Net interest expense declined 27.3% or $36.2 million from $132.2 million in the fiscal year ended December 29, 2013 to $96.1 million in the fiscal year ended December 28, 2014. Included in net interest expense in fiscal 2014 and fiscal 2013 are charges associated with our July 2014, principal payment and 2013 Refinancing (see Note 10) respectively. These items which total $1.9 million and $22.5 million in fiscal 2014 and fiscal 2013, respectively, are described below. Excluding these items, net interest expense declined by $15.5 million largely resulting from lower outstanding debt balances driven by IPO-related debt reduction and our July 2014 $200.0 million principal payment as well as lower interest rates due to the benefit of our 2013 Refinancing. Also, fiscal 2014 was slightly favorably impacted by lower interest rates beginning mid November as a result of our improved leverage ratio. These decreases were partially offset by incremental debt driven by the Wish-Bone acquisition.

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

Provision (benefit) for income taxes

The effective tax rate was 40.3% for the fiscal year ended December 28, 2014 compared to 44.4% for the fiscal year ended December 29, 2013. The effective rate for the year ended December 28, 2014, is primarily driven by approximately $22.6 million of non-deductible equity based compensation expense resulting from the Liquidity event (Note 5). Excluding the impact of this and other items affecting comparability, the effective rate for fiscal 2014 would have been 37.9%. The effective rate for the year ended December 29, 2013, was primarily driven by the Company discontinuing hedge accounting at the time of the 2013 Refinancing for interest rate swaps in effect at that time (Note 12). Accordingly, changes to the fair value and associated tax effects accumulated in other comprehensive income were recognized to the statement of operations during the second quarter of 2013, resulting in a $9.1 million non-cash deferred tax charge to the provision for income taxes. Excluding the impact of this and other items affecting comparability, the effective rate for 2013 would have been 38.9%.

Under Internal Revenue Code ("the Code") Section 382, the Company is a loss corporation. Section 382 of the Code places limitations on our ability to use our Net Operating Loss carryovers (NOLs) to offset taxable income. As described in Note 16, an ownership change in the third quarter of 2014 placed an annual limitation of approximately $94.0 million on $230.8 million of our federal NOL carryovers which previously were not subject to an annual limitation. The annual Federal NOL limitation that applies to our NOLs before the ownership change is approximately $17.0 million to $23.0 million. We do not anticipate that this new limitation will impact the realization of our NOL carryovers. Each of the NOL limitations is subject to adjustment for certain built in gain recognition items (as defined in IRC Section 382), subject to other rules and restrictions. See Note 16 to the Consolidated Financial Statements.

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
Our principal liquidity requirements have been, and we expect will be, for working capital and general corporate purposes, including capital expenditures and debt service. In addition, subsequent to the IPO, the Company initiated a quarterly dividend program. Currently, the quarterly payment is $0.255 per share or approximately $30.0 million. The Company repurchased 1.0 million shares of common stock at a cost of $32.1 million during fiscal 2014 to offset shares issued under the Liquidity event. We do not have a share repurchase program currently in place but may seek authorization from our Board of Directors to implement one in the future. Capital expenditures are expected to be approximately $135.0 to $145.0 million in 2016, which include approximately $20.0 million related to Boulder Brands and approximately $30.0 million related to our Garden Protein acquisition integration projects. We have historically satisfied our liquidity requirements with internally generated cash flows and availability under our revolving credit facility. We expect that our ability to generate cash from our operations and ability to borrow from our credit facilities should be sufficient to support working capital needs, planned growth and capital expenditures for the next 12 months and for the foreseeable future. We keep an insignificant amount of cash in foreign accounts, primarily related to the operations of our Canadian business.
Statements of cash flows for the fiscal year ended December 27, 2015 compared to the fiscal year ended December 28, 2014
Net cash provided by operating activities was $372.9 million for the fiscal year ended December 27, 2015 and was the result of net earnings, excluding non-cash charges and credits of $441.8 million and an increase in working capital of $68.9 million. The increase in working capital was primarily the result of a $49.2 million increase in inventories resulting from favorable agricultural crop yields and innovation related inventory build, a $30.9 million increase in accounts receivable resulting from the timing of sales within the month of December 2015 compared to the previous year, a $8.1 million decrease in accrued liabilities driven primarily by lower accrued income taxes, and a $6.4 million increase in other current assets driven primarily by prepaid income taxes. This was partially offset by a $15.1 million increase in accounts payable driven by our inventory purchases and the timing of vendor payments and a $10.5 million increase in accrued trade marketing expense driven by higher sales for December 2015 compared to the previous year.

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

Net cash used in investing activities for the fiscal year ended December 27, 2015 totaled $105.8 million and included $108.5 million for capital expenditures as well as $1.1 million of cash inflows from a Garden Protein acquisition post closing working capital adjustment. Capital expenditures included approximately $25.5 million of costs related to our acquisition integration projects. Investing activities also included $1.6 million of proceeds from the sale of assets.

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
Net cash used in financing activities for the fiscal year ended December 27, 2015 was $124.2 million and consisted of $111.8 million of dividends paid, $8.9 million of term loan repayments, $3.8 million of net capital leases and notes payable activity and $0.3 million of cash inflows related to our equity based compensation plans.

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

The net of all activities resulted in an increase in cash of $142.1 million for the fiscal year ended December 27, 2015, compared to a decrease in cash of $78.3 million for the fiscal year ended December 28, 2014.
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

In addition, under the Amended Credit Agreement and the indenture governing the 4.875% Senior Notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Senior Secured Leverage Ratio (which is currently the same as the ratio of Net First Lien Secured Debt to Covenant Compliance EBITDA described above), in the case of the Senior Secured Credit Facility, or to the ratio of Adjusted EBITDA to fixed charges for the most recently concluded four consecutive fiscal quarters, in the case of the Senior Notes. We believe that these covenants are material terms of these agreements and that information about the covenants is material to an investor's understanding our financial performance. As of December 27, 2015, we were in compliance with all covenants and other obligations under the Amended Credit Agreement and the indenture governing the 4.875% Senior Notes.

Covenant Compliance EBITDA is defined as earnings before interest expense, taxes, depreciation and amortization (“EBITDA”), further adjusted to exclude non-cash items, extraordinary, unusual or non-recurring items and other adjustment items permitted in calculating Covenant Compliance EBITDA under the Amended Credit Agreement and the indenture governing the 4.875%

Senior Notes. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Covenant Compliance EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financial covenants.

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
The following table provides a reconciliation from our net earnings to EBITDA and Covenant Compliance EBITDA for the fiscal years ended December 27, 2015 and December 28, 2014. The terms and related calculations are defined in the Amended Credit Agreement and the indenture governing the 4.875% Senior Notes.

(thousands of dollars)	Fiscal year
	December 27, 2015	December 28, 2014
Net earnings	$212,508	$248,418
Interest expense, net	88,315	96,053
Income tax expense	123,879	167,800
Depreciation and amortization expense	89,660	80,627
EBITDA	$514,362	$592,898
Non-cash items (a)	4,315	41,022
Acquisition, merger and other restructuring charges (b)	12,926	(130,050)
Other adjustment items	—	169
Adjusted EBITDA	$531,603	$504,039
Wish-Bone and Garden Protein acquisition adjustments (1)	10,544	25,260
Non-cash equity based compensation charges (2)	13,555	8,762
Covenant Compliance EBITDA	$555,702	$538,061

(1) For fiscal 2015, represents the net cost savings projected to be realized from acquisition synergies from both the Garden Protein and Wish-Bone acquisitions, calculated consistent with the definition of Covenant Compliance EBITDA. For fiscal 2014, represents proforma additional EBITDA from Garden Protein for the period of fiscal 2014 prior to the acquisition and the net cost savings projected to be realized from acquisition synergies from both the Garden Protein and Wish-Bone acquisitions, calculated consistent with the definition of Covenant Compliance EBITDA.
(2) Represents non-cash compensation charges related to the granting of equity awards that occur in the normal course of business. Awards that were issued as a result of the termination of the Hillshire merger agreement and awards that vested as a result of the 2014 Liquidity event are being treated as an adjustment in the determination of Adjusted EBITDA. See Non-cash items below for details.

(a)	Non-cash items are comprised of the following:

(thousands of dollars)	Fiscal year
	December 27, 2015	December 28, 2014
Unrealized (gains) losses resulting from hedging activities (1)	$(1,983)	$12,542
Effects of adjustments related to the application of purchase accounting (2)	—	636
Non-cash compensation charges (3)	1,567	27,189
Foreign exchange losses (4)	4,731	655
Total non-cash items	$4,315	$41,022
 _________________

(1)	Represents non-cash (gains) losses resulting from mark-to-market adjustments of obligations under derivative contracts.

(2)	For fiscal 2014, represents expense related to the write-up to fair market value of inventories acquired as a result of the Garden Protein acquisition.

(3)
For fiscal 2015, represents non-cash employee incentives and retention charges resulting from the termination of the Hillshire merger agreement. For fiscal 2014, represents non-cash employee incentives and retention charges resulting from the termination of the Hillshire merger agreement ($3,458) and equity based compensation expense resulting from the Liquidity event ($23,731).

(4)	Represents foreign exchange losses resulting from intra-entity loans that are anticipated to be settled in the foreseeable future.

(b)	Acquisition, merger and other restructuring charges are comprised of the following:

(thousands of dollars)	Fiscal year
	December 27, 2015	December 28, 2014
Expenses in connection with an acquisition or other non-recurring merger costs (1)	$2,735	$(144,526)
Restructuring charges, integration costs and other business optimization expenses (2)	9,504	11,011
Employee severance (3)	687	3,465
Total other adjustments	$12,926	$(130,050)
_________________

(1)
For fiscal 2015, represents Boulder acquisition costs and expenses related to the secondary offerings of common stock. For fiscal 2014, primarily represents receipt of Hillshire merger termination fee, net of professional fees and employee incentives incurred related to the terminated agreement with Hillshire. Also, includes Garden Protein acquisition costs, primarily foreign exchange losses in addition to legal, accounting and other professional fees and expenses related to the secondary offerings of common stock. See Note 7 to the Consolidated Financial Statements for further details.

(2)
For fiscal 2015, primarily represents integration costs of the Garden Protein and Wish-Bone acquisitions. For fiscal 2014, represents integration costs of the Wish-Bone and Gilster acquisitions and a gain from the sale of our Millsboro, DE facility in September 2014.

(3)	Represents severance costs paid, or to be paid, to terminated employees.

Our covenant requirements and actual ratios for the year ended December 27, 2015 are as follows:

	Covenant Requirement	Actual Ratio
Amended Credit Agreement
Net First Lien Leverage Ratio (1)	5.75 to 1.00	3.16
Total Leverage Ratio (2)	Not applicable	3.81
Senior Notes (3)
Minimum Covenant Compliance EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions (4)	2.00 to 1.00	6.59
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

(2)
The Total Leverage Ratio is not a financial covenant but is used to determine the applicable margin rate under the Amended Credit Agreement. As of September 28, 2014, we achieved a total net leverage ratio of less than 4.25:1.0, and maintained it at December 27, 2015, which resulted in a 25 basis point reduction on the margin on our Amended Credit Agreement. The Total Leverage Ratio is calculated by dividing consolidated total debt less the aggregate amount of all unrestricted cash and cash equivalents by Covenant Compliance EBITDA.

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

Adjusted Gross Profit

Our management uses Adjusted Gross Profit as an operating performance measure. Adjusted Gross Profit is defined as gross profit before accelerated depreciation expense, certain non-cash items, acquisition, merger and other restructuring charges and other adjustments noted in the table below. We believe that the presentation of Adjusted Gross Profit is useful to investors because it is consistent with our definition of Adjusted EBITDA (defined above), a measure frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies in industries similar to ours. In addition, we also use targets based on Adjusted Gross Profit as one of the components used to evaluate our management’s performance. Adjusted Gross Profit is not defined under GAAP, should not be considered in isolation or as substitutes for measures of our performance prepared in accordance with GAAP and is not indicative of gross profit as determined under GAAP.

The following table provides a reconciliation from our gross profit to Adjusted Gross Profit for the fiscal years ended December 27, 2015 and December 28, 2014.

(thousands of dollars)	Fiscal year
	December 27, 2015	December 28, 2014
Gross profit	$740,506	$681,198
Accelerated depreciation expense (a)	1,131	—
Non-cash items (b)	(1,029)	17,856
Acquisition, merger or other restructuring charges (c)	9,217	12,247
Adjusted gross profit	$749,825	$711,301

% of Net sales	28.2%	27.5%

 _________________

(a)	Reflects accelerated depreciation related to in-sourcing of Wish-Bone production.

(b)	Non-cash items are comprised of the following:

(thousands of dollars)	Fiscal year
	December 27, 2015	December 28, 2014
Unrealized (gains) losses resulting from hedging activities (1)	$(1,983)	$12,542
Effects of adjustments related to the application of purchase accounting (2)	—	636
Non-cash compensation charges (3)	954	4,678
Non-cash items	$(1,029)	$17,856

 _________________

(1)	Represents non-cash (gains) losses resulting from mark-to-market obligations under derivative contracts.

(2)	For fiscal 2014, represents expense related to the write-up to fair market value of inventories acquired as a result of the Garden Protein acquisition.

(3)
For fiscal 2015, represents non-cash employee incentives and retention charges resulting from the termination of the Hillshire merger agreement. For fiscal 2014, represents non-cash employee incentives and retention charges resulting from the termination of the Hillshire merger agreement and equity based compensation expense resulting from the Liquidity event.

(c)	Acquisition, merger and other restructuring charges are comprised of the following:

(thousands of dollars)	Fiscal year
	December 27, 2015	December 28, 2014
Expenses in connection with an acquisition or other non-recurring merger costs (1)	$130	$855
Restructuring charges, integration costs and other business optimization expenses (2)	8,625	10,697
Employee severance and recruiting (3)	462	695
Total acquisition, merger and other restructuring charges	$9,217	$12,247

 _________________

(1)	Represents expenses incurred related to the terminated agreement with Hillshire.

(2)
For fiscal 2015, primarily represents integration costs of the Garden Protein and Wish-Bone acquisitions. For fiscal 2014, represents integration costs of the Wish-Bone and Gilster acquisitions and a gain from the sale of our Millsboro, DE facility in September 2014.

(3)	Represents severance costs paid or accrued to terminated employees.

Contractual Commitments

The table below provides information on our contractual commitments as of December 27, 2015:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Total debt at face value (1)	$2,283,003	$9,194	$15,431	$5,250	$2,253,128
Projected interest payments on long term debt (2)	452,515	93,071	204,727	154,717	—
Operating lease obligations	64,020	12,548	21,939	14,292	15,241
Capital lease obligations	20,740	6,739	3,997	1,821	8,183
Purchase obligations (3)	748,005	638,720	49,685	14,671	44,929
Pension (4)	63,917	—	7,068	14,850	41,999
Total (5)	$3,632,200	$760,272	$302,847	$205,601	$2,363,480

(1)	Total debt at face value includes scheduled principal repayments and excludes interest payments.

(2)
The total projected interest payments on long-term debt are based upon borrowings and interest rates as of December 27, 2015, including the effect of interest rate swaps in place. The interest rate on variable rate debt is subject to changes beyond our control and may result in actual interest expense and payments differing from the amounts above.

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

(4)
The funding of the defined benefit pension plan is based upon our planned 2016 cash contribution. The future years' contributions are based upon our expectations taking into consideration the funded status of the plan at December 27, 2015. Currently, under ERISA and IRS guidelines, our plan is 102% funded.

(5)
The total excludes the liability for uncertain tax positions. We are not able to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. Therefore, the long-term portion of the liability is excluded from the preceding table.

Off-Balance Sheet Arrangements

As of December 27, 2015, we did not have any off-balance sheet obligations.

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

Our significant accounting policies are detailed in Note 2 to our Consolidated Financial Statements for the fiscal year ended December 27, 2015. The following areas are the most important and require the most difficult, subjective judgments.

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

In estimating the fair value of our reporting units we primarily use the income approach, which utilizes forecasted discounted cash flows to estimate the fair value for each reporting unit. We believe that the use of the discounted cash flow model results in the most accurate estimate of the reporting unit's fair value since market values for our reporting units are not readily available. The income approach utilizes management's business plans and projections as the basis for expected future cash flows for five years plus a terminal year. We make significant assumptions including projected sales growth rates and operating margins and the weighted average cost of capital. In our recent impairment tests, we forecasted cash flows for five years plus a terminal year and assumed a weighted average cost of capital of 6.75%. Our projections assume sales growth rates for the next five years and the terminal year that generally average between 1.0% and 3.0% and operating margins which increase moderately from historical levels over time as a result of planned capital improvements in our plants and manufacturing efficiency projects. These assumptions are determined based upon our expectations for each of the individual reporting units and in our judgment are consistent with other companies in the packaged food industry.

In fiscal 2015, all reporting units tested had a fair value that exceeded their carrying value by at least 87%. We performed a sensitivity analysis on our weighted average cost of capital and we determined that a 50 basis point increase in the weighted average cost of capital would not have resulted in any of our reporting units implied fair value being less than their carrying value. Additionally, a 50 basis point decrease in the terminal growth rate used for each reporting unit would also not have resulted in any of our reporting units implied fair value being less than their carrying value

We also evaluate the carrying amount of our trade names for impairment on an annual basis, in conjunction with our Goodwill testing, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of an intangible asset with its carrying value. If the carrying value of a trade name exceeds its fair value at the time of the evaluation, we would charge the shortfall to earnings.

To estimate the fair value of our trade names we primarily use the relief from royalty method, which utilizes forecasted discounted cash flows to estimate the fair value. The utilization of the relief from royalty method requires us to make significant assumptions including sales growth rates, implied royalty rates and discount rates. In fiscal 2015, all trade names tested had a fair value that exceeded their carrying value.

In the course of our testing, we identified 3 trade names which do not have a fair value that exceeded their carrying value by at least 15%. The total carrying value of these trade names as of December 27, 2015 is $54.6 million. We performed a sensitivity analysis on our weighted average cost of capital and we determined that a 50 basis point increase in the weighted average cost of capital would not have resulted in any of our tradenames implied fair value being less than their carrying value. Additionally, a 50 basis point decrease in the terminal growth rate used for each tradename would also not have resulted in any of our trade names implied fair value being less than their carrying value

Pension Benefits

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

The discount rate is established as of the Company's fiscal year-end measurement date. In establishing the discount rate, the Company reviews published market indices of high-quality debt securities, adjusted as appropriate for duration. In addition, independent actuaries apply high-quality bond yield curves to the expected benefit payments of the plan. The expected return on plan assets is a long-term assumption based upon historical experience and expected future performance, considering our current and projected investment mix. This estimate is based on an estimate of future inflation, long-term projected real returns for each asset class, and a premium for active management. Within any given fiscal period, significant differences may arise between the actual return and the expected return on plan assets. The value of plan assets, used in the calculation of pension expense, is the fair market value. Gains and losses resulting from differences between actual experience and the assumptions are determined at each measurement date. If the net gain or loss exceeds 10% of the greater of plan assets or liabilities, a portion is amortized into earnings in the following year.

Net periodic pension benefit was $1.8 million in fiscal 2015, $1.6 million in fiscal 2014 and $0.9 million in fiscal 2013. Significant weighted-average assumptions for all plans used in the calculation are:

Pension Benefits	2015	2014	2013

Pension
Discount rate	3.9%	4.8%	3.9%
Expected return on plan assets	6.3%	6.5%	7.0%

Estimated sensitivities to annual net periodic pension cost are as follows: a 50-basis-point reduction in the discount rate would have a minimal effect on pension expense by decreasing it by $0.1 million; a 50-basis-point reduction in the estimated return on assets assumption would increase pension expense by approximately $1.0 million.
Net periodic pension expense is expected to be approximately $0.4 million in 2016. In fiscal 2016, the Company does not expect to make any significant contributions. We made contributions to our plans of $3.1 million in fiscal 2015, $7.8 million in fiscal 2014 and $8.3 million in fiscal 2013.

See also Note 11 to the Consolidated Financial Statements "Pension and Retirement Plans" for additional information on pension expenses.

Income taxes

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

Equity based compensation expense

Equity based compensation expense is measured based on the estimated grant date fair value and recognized over the requisite service period for awards that we ultimately expect to vest. We estimate forfeitures at the time of grant based on our actual experience to date and revise our estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We use a Monte Carlo simulation to value non-vested performance shares ("PS's") and performance share units ("PSU's") granted and the Black-Scholes option-pricing model to value stock options granted. In terms of the assumptions used in the models, we:

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

Recently Issued Accounting Pronouncements

For more information on recently issued accounting pronouncements, see Note 2 of the Consolidated Financial Statements "Summary of Significant Accounting Policies".

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

As discussed above, our variable rate financing arrangements subject us to interest rate risk. If the benchmark LIBOR interest rate were to increase by 50 basis points this would have no impact on the interest payments on our variable rate facilities or payments made on our interest rate swap contracts The base rate on our credit facilities are subject to a floor of 0.75%, while the floor for our interest rate contracts are 0.76%. An increase of 50 basis points on LIBOR interest rates would not have placed rates above the floor for our variable rate facilities or our interest rate contracts. As of December 27, 2015, a 50 basis point decrease in the benchmark LIBOR interest rate would have decreased the fair value of our interest rate swap assets by $12.7 million.

Foreign Currency Risk

Certain parts of our foreign operations in Canada expose us to fluctuations in foreign exchange rates. Our goal is to reduce our exposure to such foreign exchange risks on our foreign currency cash flows and fair value fluctuations on recognized foreign currency denominated assets, liabilities and unrecognized firm commitments to acceptable levels primarily through the use of foreign exchange-related derivative financial instruments. We enter into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of our functional currency. As of December 27, 2015, a 10% appreciation in the U.S. dollar relative to the Canadian dollar would have decreased the fair value of our foreign exchange forward contracts by $1.0 million.

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

As of December 27, 2015, the potential change in fair value of commodity derivative instruments, assuming a 10% adverse movement in the underlying commodity prices, would have resulted in an unrealized net loss of $3.5 million.

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

ITEM 8.    FINANCIAL STATEMENTS

Financial statements begin on the following page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Pinnacle Foods Inc.
Parsippany, New Jersey

We have audited the accompanying consolidated balance sheets of Pinnacle Foods Inc. and subsidiaries (the “Company”) as of December 27, 2015 and December 28, 2014, and the related consolidated statements of operations, comprehensive earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 27, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pinnacle Foods Inc. and subsidiaries as of December 27, 2015 and December 28, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 27, 2015, based on the criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Pinnacle Foods Inc.
Parsippany, New Jersey

We have audited the internal control over financial reporting of Pinnacle Foods Inc. and subsidiaries (the “Company”) as of December 27, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 27, 2015 of the Company and our report dated February 25, 2016 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 25, 2016

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands, except per share amounts)

	Fiscal year
	December 27, 2015	December 28, 2014	December 29, 2013
	52 weeks	52 weeks	52 weeks
Net sales	$2,655,792	$2,591,183	$2,463,802
Cost of products sold	1,915,286	1,909,985	1,809,553
Gross profit	740,506	681,198	654,249

Marketing and selling expenses	176,702	177,372	175,702
Administrative expenses	107,004	117,275	119,790
Research and development expenses	12,992	11,281	10,516
Termination fee received, net of costs, associated with the Hillshire merger agreement	—	(152,982)	—
Other expense (income), net	19,106	15,981	55,204
	315,804	168,927	361,212
Earnings before interest and taxes	424,702	512,271	293,037
Interest expense	88,513	96,174	132,354
Interest income	198	121	141
Earnings before income taxes	336,387	416,218	160,824
Provision for income taxes	123,879	167,800	71,475
Net earnings	$212,508	$248,418	$89,349

Net earnings per share
Basic	$1.83	$2.15	$0.84
Weighted average shares outstanding- basic	116,032	115,698	106,841
Diluted	$1.81	$2.13	$0.82
Weighted average shares outstanding- diluted	117,323	116,885	108,619
Dividends declared	$0.98	$0.89	$0.57
See accompanying Notes to Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(thousands)

	Fiscal year
	December 27, 2015			December 28, 2014			December 29, 2013
	52 Weeks			52 Weeks			52 Weeks
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount

Net earnings			$212,508			$248,418			$89,349
Other comprehensive earnings (loss)
Foreign currency translation:
Foreign currency translation adjustments	$(4,364)	$—	(4,364)	$(2,588)	$1,000	(1,588)	$(176)	$135	(41)
Cash-flow hedges:
Unrealized gains (losses) arising during the period	(22,078)	8,519	(13,559)	(24,841)	9,538	(15,303)	29,260	(2,682)	26,578
Reclassification adjustment for (gains) losses included in net earnings	526	(323)	203	(625)	471	(154)	2,229	(608)	1,621
Pension:
Net actuarial gain (loss) arising during the period	(7,305)	2,763	(4,542)	(21,347)	8,114	(13,233)	40,276	(15,398)	24,878
Reclassification of net actuarial loss included in net earnings	981	(373)	608	67	(26)	41	1,663	(643)	1,020
Other comprehensive earnings (loss)	$(32,240)	$10,586	(21,654)	$(49,334)	$19,097	(30,237)	$73,252	$(19,196)	54,056
Total comprehensive earnings			$190,854			$218,181			$143,405

See accompanying Notes to Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(thousands, except share and per share amounts)

	December 27, 2015	December 28, 2014
Current assets:
Cash and cash equivalents	$180,549	$38,477
Accounts receivable, net of allowances of $7,902 and $6,801, respectively	219,736	190,754
Inventories	403,101	356,467
Other current assets	13,677	8,223
Deferred tax assets	40,571	121,788
Total current assets	857,634	715,709
Plant assets, net of accumulated depreciation of $408,294 and $349,639, respectively	631,109	605,906
Tradenames	2,001,048	2,001,874
Other assets, net	136,284	157,896
Goodwill	1,714,008	1,719,560
Total assets	$5,340,083	$5,200,945

Current liabilities:
Short-term borrowings	$2,225	$2,396
Current portion of long-term obligations	14,847	11,916
Accounts payable	211,039	198,579
Accrued trade marketing expense	46,228	36,210
Accrued liabilities	100,510	106,488
Dividends payable	30,798	27,847
Total current liabilities	405,647	383,436
Long-term debt (includes $27,716 and $47,315 owed to related parties, respectively)	2,272,932	2,285,984
Pension and other postretirement benefits	63,454	61,830
Other long-term liabilities	54,506	34,305
Deferred tax liabilities	738,015	721,401
Total liabilities	3,534,554	3,486,956
Commitments and contingencies (Note 13)
Shareholders' equity:
Pinnacle preferred stock: $.01 per share, 50,000,000 shares authorized, none issued	—	—
Pinnacle common stock: par value $.01 per share, 500,000,000 shares authorized; issued 117,619,695 and 117,293,745, respectively	1,176	1,173
Additional paid-in-capital	1,378,521	1,363,129
Retained earnings	517,330	419,531
Accumulated other comprehensive loss	(59,388)	(37,734)
Capital stock in treasury, at cost, 1,000,000 common shares	(32,110)	(32,110)
Total shareholders' equity	1,805,529	1,713,989
Total liabilities and shareholders' equity	$5,340,083	$5,200,945
See accompanying Notes to Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands)

	Fiscal year
	December 27, 2015	December 28, 2014	December 29, 2013
	52 weeks	52 weeks	52 weeks
Cash flows from operating activities
Net earnings	$212,508	$248,418	$89,349
Non-cash charges (credits) to net earnings
Depreciation and amortization	89,660	80,627	78,225
Amortization of discount on term loan	2,381	2,461	1,354
Amortization of debt acquisition costs	3,972	4,046	4,395
Call premium on note redemptions	—	—	34,180
Refinancing costs and write off of debt issuance costs	—	1,879	19,668
Change in value of financial instruments	(1,942)	12,537	(535)
Equity based compensation expense	15,122	35,951	7,933
Pension expense, net of contributions	(4,700)	(9,300)	(9,131)
Gain on sale of assets held for sale	—	(1,541)	(3,627)
Other long-term liabilities	4,506	1,962	(1,872)
Foreign exchange losses	4,731	2,620	—
Deferred income taxes	115,584	159,537	67,852
Changes in working capital
Accounts receivable	(30,882)	(21,630)	(21,347)
Inventories	(49,210)	21,557	16,129
Accrued trade marketing expense	10,534	(516)	(7,290)
Accounts payable	15,050	24,910	4,112
Accrued liabilities	(8,051)	(11,525)	(17,052)
Other current assets	(6,352)	(1,283)	(101)
Net cash provided by operating activities	372,911	550,710	262,242
Cash flows from investing activities
Business acquisition activity	1,102	(169,373)	(575,164)
Capital expenditures	(108,477)	(102,967)	(84,055)
Proceeds from sale of plant assets	1,618	2,328	6,853
Net cash used in investing activities	(105,757)	(270,012)	(652,366)
Cash flows from financing activities
Net proceeds from issuance of common stock	1,231	489	624,953
Repurchases of equity	—	—	(191)
Dividends paid	(111,758)	(101,606)	(41,664)
Proceeds from bank term loans	—	—	2,142,394
Proceeds from notes offerings	—	—	350,000
Repayments of long-term obligations	(8,870)	(219,967)	(1,736,146)
Repurchase of notes	—	—	(899,180)
Proceeds from short-term borrowings	4,261	4,757	5,078
Repayments of short-term borrowings	(4,480)	(4,799)	(4,779)
Borrowings under revolving credit facility	—	65,000	—
Repayments of revolving credit facility	—	(65,000)	—
Repayment of capital lease obligations	(3,585)	(2,373)	(2,943)
Purchase of stock for treasury	—	(32,110)	—
Excess tax benefits on stock-based compensation	1,442	905	—
Taxes paid related to net share settlement of equity awards	(2,401)	(3,061)	—
Debt acquisition costs	—	(258)	(23,142)
Net cash (used in) provided by financing activities	(124,160)	(358,023)	414,380
Effect of exchange rate changes on cash	(922)	(937)	202
Net change in cash and cash equivalents	142,072	(78,262)	24,458
Cash and cash equivalents - beginning of period	38,477	116,739	92,281
Cash and cash equivalents - end of period	$180,549	$38,477	$116,739
Supplemental disclosures of cash flow information:
Interest paid	$78,926	$88,783	$120,310
Interest received	198	121	141
Income taxes paid	18,885	7,802	3,425
Non-cash investing and financing activities:
New capital leases	—	1,288	2,030
Note payable issued in connection with acquisitions	—	14,850	—
Dividends payable	30,798	27,847	25,119
Accrued additions to Plant assets at December 27, 2015 and December 28, 2014 were $23,878 and $25,763, respectively. As of December 29, 2013 they were not significant.
See accompanying Notes to Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(thousands, except share and per share amounts)

	Common Stock		Treasury Stock		Additional Paid In Capital	Retained earnings	Accumulated Other Comprehensive Loss	Total Shareholder's Equity
	Shares	Amount	Shares	Amount
Balance, December 30, 2012	81,210,672	$812	—	$—	$696,512	$252,955	$(61,553)	$888,726

Equity contributions:
Share issuance	35,968,042	360			623,564			623,924
Equity based compensation plans	53,139				8,771			8,771
Dividends ($0.57 per share)(1)						(66,785)		(66,785)
Comprehensive earnings						89,349	54,056	143,405
Balance, December 29, 2013	117,231,853	$1,172	—	$—	$1,328,847	$275,519	$(7,497)	$1,598,041

Equity contributions:
Equity based compensation plans	61,892	1			34,282			34,283
Treasury stock purchased			(1,000,000)	(32,110)				(32,110)
Dividends ($0.89 per share)(2)						(104,406)		(104,406)
Comprehensive earnings (loss)						248,418	(30,237)	218,181
Balance, December 28, 2014	117,293,745	$1,173	(1,000,000)	$(32,110)	$1,363,129	$419,531	$(37,734)	$1,713,989

Equity contributions:
Equity based compensation plans	325,950	3			15,392			15,395
Dividends ($0.98 per share)(3)						(114,709)		(114,709)
Comprehensive earnings (loss)						212,508	(21,654)	190,854
Balance, December 27, 2015	117,619,695	$1,176	(1,000,000)	$(32,110)	$1,378,521	$517,330	$(59,388)	$1,805,529

See accompanying Notes to Consolidated Financial Statements

(1) $0.18 per share declared May 2013, $0.18 per share declared September 2013 and $0.21 per share declared December 2013.
(2) $0.21 per share declared February 2014 and May 2014, $0.235 per share declared August 2014 and December 2014.
(3) $0.235 per share declared February 2015 and June 2015, $0.255 per share declared September 2015 and December 2015.

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

On March 27, 2013, the U.S. Securities and Exchange Commission ("SEC") declared effective the Company's registration statement on Form S-1 related to the initial public offering of its common stock (the "IPO"). The Company's common stock began trading on the New York Stock Exchange ("NYSE"), under the ticker symbol "PF", on March 28, 2013. In connection with the IPO, 2,618,307 additional shares were issued through the exercise of a warrant agreement by Peak Holdings LLC ("Peak Holdings"), which was the majority owner of the Company and Pinnacle Foods Finance prior to the IPO. Immediately thereafter, the warrant agreement was terminated and Peak Holdings was dissolved. On April 3, 2013, the IPO closed in which the Company issued and sold 33,350,000 shares of common stock for cash consideration of $20.00 per share ($18.80 per share net of underwriting discounts).

On September 12, 2014, Blackstone sold additional shares, in an underwritten public offering. In connection therewith, the Company no longer qualified as a "controlled company" under applicable NYSE listing standards.

On November 21, 2014, Blackstone sold additional shares, in an underwritten public offering. Blackstone's reduced ownership level after the transaction resulted in a liquidity event. This caused the immediate vesting of approximately 1.1 million non-vested shares and 0.2 million equity options and the recognition of approximately $23.7 million of equity based compensation expense (the "Liquidity event").

On March 13, 2015, Blackstone sold an additional 14,224,145 shares in an underwritten public offering, which reduced their ownership to 5,000,000 shares or 4.3% of the Company's outstanding common stock. The Company did not receive any proceeds from the sale.

On May 8, 2015, Blackstone sold their final 5,000,000 shares in an underwritten public offering. Upon completion of the offering, Blackstone no longer beneficially owned any of the Company's outstanding common stock. As of December 27, 2015, the Company's board of directors no longer included any Blackstone employees.

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

Foreign Currency Translation. Foreign-currency-denominated assets and liabilities are translated into U.S. dollars at exchange rates existing at the respective balance sheet dates. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of Accumulated other comprehensive loss within shareholder's equity. The Company translates the results of operations of its foreign subsidiaries at the average exchange rates during the respective periods. Gains and losses resulting from foreign currency transactions are normally included in Cost of products sold on the Consolidated Statements of Operations and include the mark to market and realized gains and losses on our foreign currency swaps as discussed in Note 12 to our Consolidated Financial Statements. Additionally, the Company recorded $4,731 and $2,620 of foreign exchange loss in the fiscal years ended December 27, 2015 and December 28, 2014, respectively. These amounts represent foreign exchange losses from intra-entity loans resulting from the Garden Protein acquisition that are anticipated to be settled in the foreseeable future and are recorded in Other expense (income), net on the Consolidated Statements of Operations.

Fiscal Year. The Company's fiscal year ends on the last Sunday in December.

Cash and Cash Equivalents. The Company considers investments in all highly liquid instruments with an initial maturity of three months or less to be cash equivalents. Cash equivalents are measured at fair value and are Level 1 assets.

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

Plant Assets. Plant assets are stated at historical cost, and depreciation is computed using the straight-line method over the lives of the assets. Buildings and machinery and equipment are depreciated over periods not exceeding 45 years and 15 years, respectively. The weighted average estimated remaining useful lives are approximately 16 years for buildings and 9 years for machinery and equipment. When assets are retired, sold, or otherwise disposed of, their gross carrying value and related accumulated depreciation are removed from the accounts and included in determining gain or loss on such disposals. Costs of assets acquired in a business combination are based on the estimated fair value at the date of acquisition.

Goodwill and Indefinite-lived Intangible Assets. The Company evaluates the carrying amount of goodwill and indefinite-lived tradenames for impairment on at least an annual basis and when events occur or circumstances change that an impairment might exist. The Company performs goodwill impairment testing for each business which constitutes a component of the Company's operating segments, known as reporting units. The Company performs quantitative testing by calculating the fair value of each reporting unit. The Company compares the fair value of these reporting units with their carrying values inclusive of goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company compares the implied fair value of the reporting unit's goodwill to its carrying amount and any shortfall is charged to earnings. In estimating the implied fair value of the goodwill, the Company estimates the fair value of the reporting unit's tangible and intangible assets (other than goodwill). In estimating the fair value of our reporting units, the Company primarily uses the income approach, which utilizes forecasted discounted cash flows to estimate the fair value for each reporting unit. The income approach utilizes management's business plans and projections as the basis for expected future cash flows for five years plus a terminal year. It requires significant assumptions including projected sales growth rates and operating margins and the weighted average cost of capital. In the most recent impairment tests, the Company forecasted cash flows for five years plus a terminal year and assumed a weighted average cost of capital of 6.75%. These projections assume sales growth rates for the next five years and the terminal year that generally average between 1.0% and 3.0% and operating margins which increase moderately from historical levels over time as a result of planned capital improvements in our plants and manufacturing efficiency projects. These assumptions are determined based upon management's expectations for each of the individual reporting units.

For indefinite-lived tradename intangible assets, the Company determines recoverability by comparing the carrying value to its fair value estimated based on discounted cash flows attributable to the tradename and charges the shortfall, if any, to earnings. In estimating the fair value of trade names, the Company primarily uses the relief from royalty method. The relief from royalty

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

method involves discounted cash flow techniques, which require management to make significant assumptions regarding the weighted average cost of capital, sales growth trends and representative royalty rates.

Assumptions underlying fair value estimates referred to above are subject to risks and uncertainties. These measurements are considered level 3 under the fair value hierarchy as described in Note 4 to the Consolidated Financial Statements. For more information on goodwill and indefinite-lived intangible assets, please refer to Note 9 to the Consolidated Financial Statements.

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

Advertising. Advertising costs include the cost of working media (advertising on television, radio or in print), the cost of producing advertising, and the cost of coupon insertion and distribution. Working media and coupon insertion and distribution costs are expensed in the period the advertising is run or the coupons are distributed. The cost of producing advertising is expensed as of the first date the advertisement takes place. Advertising included in the Company's marketing and selling expenses were $28,205 for fiscal year ended December 27, 2015, $35,917 for fiscal year ended December 28, 2014 and $34,031 for fiscal year ended December 29, 2013.

Shipping and Handling Costs. In accordance with the authoritative guidance for revenue recognition, costs related to shipping and handling of products shipped to customers are classified as Cost of products sold.

Pension benefits. The Company provides pension benefits to certain employees and retirees. Pension benefits are no longer offered to salaried employees. All pension benefits are frozen. Determining the cost associated with such benefits is dependent on various actuarial assumptions, including discount rates, expected return on plan assets, compensation increases, turnover rates and mortality rates. Independent actuaries, in accordance with Generally Accepted Accounting Principles ("GAAP"), perform the required

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

calculations to determine pension expense. Actual results that differ from the actuarial assumptions are generally accumulated and amortized over future periods.

Equity Based Compensation expense. Grant-date fair value of PSU's and PS's are estimated using a Monte Carlo simulation. Grant-date fair value of stock options are estimated using the Black-Scholes option-pricing model, which includes using the simplified method to estimate the number of periods to exercise date. While we had equity compensation plans in place as a private company, our broader post-IPO equity compensation plans have not been in place for a sufficient amount of time to understand their post vesting behavior. As such, we will continue to use this methodology until such time we have sufficient history to provide a reasonable basis on which to estimate the expected term. Compensation expense is reduced based on estimated forfeitures with adjustments to actual expense recorded at the time of vesting. Forfeitures are estimated based on historical experience. The majority of our equity options have a three-year vesting period. For those awards that have a performance condition, compensation expense is based upon the number of shares expected to vest after assessing the probability that the performance criteria will be met. We recognize compensation cost for awards over the vesting period, adjusted for any changes in our probability assessment.

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

Capitalized Internal Use Software Costs. The Company capitalizes the cost of internal-use software that has a useful life in excess of one year. These costs consist of payments made to third parties and the salaries of employees working on such software development. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Capitalized internal use software costs are amortized using the straight-line method over their estimated useful lives, generally 2 ½ to 3 years. The Company amortized $9,628 for fiscal year ended December 27, 2015, $7,681 for fiscal year ended December 28, 2014 and $6,229 for fiscal year ended December 29, 2013. Additionally, as of December 27, 2015 and December 28, 2014, the net book value of capitalized internal use software totaled $19,054 and $14,298, respectively and is included in Plant assets, net on the Consolidated Balance Sheets.

Accumulated other comprehensive loss ("AOCL"). Accumulated other comprehensive loss includes loss on financial instruments, foreign currency translation adjustments, net gains or (losses) on pension actuarial assumptions and the related tax provisions or benefits that are currently presented as a component of shareholder's equity. For more information on accumulated other comprehensive loss, please refer to Note 6 to the Consolidated Financial Statements

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Recently Issued Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No.
2015-17, “Balance Sheet Classification of Deferred Taxes”. The new guidance eliminates the requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts. The amendments will require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The updated guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is permitted, and the amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is in the process of evaluating this guidance.

In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”. The new guidance eliminates the requirement to retrospectively account for adjustments to provisional amounts recognized in a business combination. Under the ASU, the adjustments to the provisional amounts will be recognized in the reporting period in which the adjustment amounts are determined. The updated guidance will be effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption is permitted, and the ASU should be applied prospectively. The Company is in the process of evaluating this guidance.

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

In April 2015, the FASB issued ASU No. 2015-04, “Compensation-Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets". The new guidance gives an employer whose fiscal year-end does not coincide with a calendar month-end (e.g., an entity that has a 52- or 53-week fiscal year, as the Company does) the ability, as a practical expedient, to measure defined benefit retirement obligations and related plan assets as of the month- end that is closest to its fiscal year-end. The updated guidance will be effective for annual reporting periods beginning after December 31, 2015, including interim periods within that reporting period. Early application is permitted, and the ASU should be applied prospectively. The Company implemented this guidance in 2015 without material effect on the consolidated financial statements.

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

Amounts in millions:

Year ended December 29, 2013 (unaudited)
Net sales	$2,612.7
Net earnings	$110.1

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

Assets acquired:
Accounts receivable	$5,226
Inventories	6,798
Prepaid expenses and other assets	572
Property and equipment	13,895
Tradenames	51,950
Distributor relationships	3,098
Private label customer relationships	1,328
Formulations	7,611
Goodwill	82,970
Fair value of assets acquired	173,448
Liabilities assumed
Accounts payable and accrued liabilities	5,007
Income tax payable	7,878
Long term deferred tax liability	1,347
Other long-term liabilities	2,714
Total cost of acquisition	$156,502

Based upon the allocation, the value assigned to intangible assets and goodwill totaled $147.0 million at the valuation date. The goodwill was generated primarily as a result of expected synergies to be achieved in the acquisition. Distributor relationships and private label customer relationships are being amortized on an accelerated basis over 30 and 7 years, respectively. Formulations are being amortized on a straight line basis over 10 years. These useful lives are based on an attrition rate based on industry experience, which management believes is appropriate in the Company's circumstances. The Company has also assigned $51.9 million to the value of the tradename acquired, which is not subject to amortization but is reviewed annually for impairment. Goodwill, which is also not subject to amortization, totaled $83.0 million (tax deductible goodwill of $53.6 million will result from the acquisition). The entire acquisition was allocated to the Birds Eye frozen segment.

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

Level 3:	Unobservable inputs that reflect the Company’s assumptions.
The Company’s financial assets and liabilities subject to recurring fair value measurements and the required disclosures are as follows:

	Fair Value as of December 27, 2015	Fair Value Measurements Using Fair Value Hierarchy			Fair Value as of December 28, 2014	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Interest rate derivatives	$—	$—	$—	$—	$6,420	$—	$6,420	$—
Foreign currency derivatives	471	—	471	—	1,294	—	1,294	—
Total assets at fair value	$471	$—	$471	$—	$7,714	$—	$7,714	$—

Liabilities
Interest rate derivatives	$18,868	$—	$18,868	$—	$4,543	$—	$4,543	$—
Commodity derivatives	10,013	—	10,013	—	12,011	—	12,011	—
Total liabilities at fair value	$28,881	$—	$28,881	$—	$16,554	$—	$16,554	$—

The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk.

The valuations of these instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate, commodity, and foreign exchange forward curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of the authoritative guidance for fair value disclosure, the Company incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. The Company had no fair value measurements based upon significant unobservable inputs (Level 3) as of December 27, 2015 or December 28, 2014.

In addition to the instruments named above, the Company also makes fair value measurements in connection with its annual goodwill and trade name impairment testing. These measurements fall into Level 3 of the fair value hierarchy.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

5. Shareholders' Equity, Equity Based Compensation Expense and Earnings Per Share

Equity based Compensation Expense

The Company has two long-term incentive programs: The 2007 Stock Incentive Plan (as defined below) and the 2013 Omnibus Incentive Plan (as defined below). Equity based compensation expense recognized during the period is based on the value of the portion of equity based payment awards that is ultimately expected to vest during the period. As equity based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The authoritative guidance for equity compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Expense Information

The following table summarizes equity based compensation expense which was allocated as follows:

	Fiscal year ended
	December 27, 2015	December 28, 2014	December 29, 2013
Cost of products sold	$3,647	$5,565	$633
Marketing and selling expenses	3,642	5,836	1,399
Administrative expenses	7,461	23,977	5,792
Research and development expenses	372	573	109
Pre-Tax Equity Based Compensation Expense	15,122	35,951	7,933
Income Tax Benefit	5,638	4,738	2,083
Net Equity Based Compensation Expense	$9,484	$31,213	$5,850

As of December 27, 2015, cumulative unrecognized equity compensation expense of the unvested portion of shares and options for the Company's two long-term incentive programs was $28,991. The weighted average period over which vesting will occur is approximately 0.9 years for the 2007 Stock Incentive Plan and 0.8 years for the 2013 Omnibus Incentive Plan.

2007 Stock Incentive Plan

The Company adopted an equity option plan (the “2007 Stock Incentive Plan”) providing for the issuance of up to 1,104,888 shares of the Company's common stock through the granting of nonqualified stock options. As of December 27, 2015 any unvested awards vest ratably over five years from the date of grant. Subsequent to the adoption of the 2013 Omnibus Incentive Plan (as further described below), there will be no more grants under this plan.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

The following table summarizes the equity option transactions under the 2007 Stock Incentive Plan:

		Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Life	Aggregate Intrinsic Value (000's)
Outstanding, December 28, 2014		247,430	$10.11	$6.13	4.47	$6,306

	Granted	—	—	—
	Exercised	(102,577)	10.27	6.40
	Forfeitures	(2,210)	13.12	4.24
Outstanding, December 27, 2015		142,643	$9.96	$5.97	3.42	$4,687

Exercisable and Expected to Vest, December 27, 2015		141,237	$9.90	$5.99	3.39	$4,649

Exercisable, December 27, 2015		139,135	$9.81	$6.02	3.34	$4,593

2013 Omnibus Incentive Plan

In connection with the IPO, the Company adopted an equity incentive plan (the “2013 Omnibus Incentive Plan”) providing for the issuance of up to 11,300,000 shares of common stock. Awards granted under this plan include equity options, non-vested shares and restricted stock units ("RSU's"). The Company also granted non-vested performance shares ("PS's") and performance share units ("PSU's") both of which vest based on achievement of total shareholder return performance goals. Under the program, awards of PS's and PSU's will be earned by comparing the company's total shareholder return during a three-year period to the respective total shareholder returns of companies in a performance peer group. Based upon the company's ranking in the performance peer group, a recipient of PS's or PSU's may earn a total award ranging from 0% to 200% of the initial grant.

Stock Options: During 2015, the Company granted 354,422 options under the 2013 Omnibus Incentive Plan. The options vest in full after three years. The exercise price of all options granted is equal to the market value of the shares on the date of grant. Options under the plans have a termination date of 10 years from the date of issuance.

The following table summarizes the equity option transactions under the 2013 Omnibus Incentive Plan:

		Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Life	Aggregate Intrinsic Value (000's)
Outstanding, December 28, 2014		3,018,056	$22.88	$5.81	8.55	38,399

	Granted	354,422	41.05	8.93
	Exercised	(5,937)	29.28	8.47
	Forfeitures	(198,275)	26.24	7.14
Outstanding, December 27, 2015		3,168,266	$24.72	$6.09	7.72	57,336

Expected to Vest, December 27, 2015		2,848,066	$23.78	$5.81	7.62	$54,219

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

None were exercisable as of December 27, 2015.

The Company currently uses the Black-Scholes pricing model as its method of valuation for equity option awards. The fair value of the options granted during the fiscal years ended December 27, 2015, December 28, 2014 and December 29, 2013 was estimated on the date of the grant with the following weighted average assumptions:

	Fiscal year ended
	December 27, 2015	December 28, 2014	December 29, 2013
Risk-free interest rate	1.57%	2.18%	1.17%
Expected time to option exercise	6.50 years	6.50 years	6.50 years
Expected volatility	27%	37%	35%
Expected dividend yield on Pinnacle Foods Inc. stock	2.29%	2.88%	3.54%	*

* Dividend yield is based on the weighted average of the expected yield at the time of each grant, 3.54% is principally the result of options granted at the IPO price of $20.00 a share. No dividend was in effect prior to 2013.

Volatility was based on the average volatility of a group of publicly traded food companies. The Company estimates the annual forfeiture rates to be approximately 11% under its long-term incentive plans.

Cash received from option exercises for the fiscal years ended December 27, 2015, December 28, 2014 and December 29, 2013 was $1,231, $489 and $574, respectively.

Non-vested shares and RSU's: During 2015, the Company granted 220,291 RSU's under the 2013 Omnibus Incentive Plan. The awards vest in full over a period of one to three years.

The following table summarizes the changes in non-vested shares and Restricted Stock Units ("RSU's").

		Number of Shares	Weighted Average Fair Value at Grant Date	Aggregate Intrinsic Value (000's)
Outstanding, December 28, 2014		474,375	$27.33	$16,888

	Granted	220,291	41.35
	Forfeitures	(40,057)	33.31
	Vested	(204,658)	29.43
Outstanding, December 27, 2015		449,951	$32.71	$19,267

Expected to Vest, December 27, 2015		345,367	$32.59	$14,789

PS's and PSU's: During 2015, the Company granted 106,323 PS's and 80,118 PSU's under the 2013 Omnibus Incentive Plan. The awards vest in full over a period of two and a half to three years.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

The following table summarizes the changes in non-vested Performance Shares ("PS's") and Performance Share Units ("PSU's").

		Number of Instruments	Weighted Average Fair Value at Grant Date	Aggregate Intrinsic Value (000's)
Outstanding, December 28, 2014		239,147	$37.65	$8,514

	Granted	186,441	48.62
	Forfeitures	(34,015)	40.01
	Vested	—	—
Outstanding, December 27, 2015		391,573	$42.67	$16,767

Expected to Vest, December 27, 2015		273,546	$42.67	$11,713

The Company estimated the fair value of PSU's at the date of grant using a Monte Carlo simulation. The fair value of the PSU's granted during the fiscal years ended December 27, 2015 and December 28, 2014, was estimated on the date of the grant with the following assumptions:

	December 27, 2015	December 28, 2014
Risk-free interest rate	1.3%	0.9%
Expected term	3.00 years	3.00 years
Expected volatility	22%	35%
Expected dividend yield	2.3%	2.8%

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings or loss for common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are calculated by dividing net earnings by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

	Fiscal year ended
	December 27, 2015	December 28, 2014	December 29, 2013
Weighted-average common shares	116,031,648	115,697,621	106,841,198
Effect of dilutive securities	1,290,878	1,187,601	1,777,542
Dilutive potential common shares	117,322,526	116,885,222	108,618,740

Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities. For the fiscal years ended December 27, 2015, December 28, 2014 and December 29, 2013, conversion of securities totaling 267,565, 670,889 and 186,201 respectively, into common share equivalents were excluded from this calculation as their effect would have been anti-dilutive.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

6. Accumulated Other Comprehensive Loss

The components of Accumulated Other Comprehensive Loss consist of the following:

	Currency translation adjustments	Gains (Losses) on cash flow hedges	Change in pensions	Total
Balance at December 29, 2013	$(466)	$19,581	$(26,612)	$(7,497)
Other comprehensive loss before reclassification	(1,588)	(15,303)	(13,233)	(30,124)
Amounts reclassified from accumulated other comprehensive loss	—	(154)	41	(113)
Net current period other comprehensive loss	(1,588)	(15,457)	(13,192)	(30,237)
Balance at December 28, 2014	$(2,054)	$4,124	$(39,804)	$(37,734)
Other comprehensive loss before reclassification	(4,364)	(13,559)	(4,542)	(22,465)
Amounts reclassified from accumulated other comprehensive loss	—	203	608	811
Net current period other comprehensive loss	(4,364)	(13,356)	(3,934)	(21,654)
Balance at December 27, 2015	$(6,418)	$(9,232)	$(43,738)	$(59,388)

Other Comprehensive Earnings

The following table presents amounts reclassified out of AOCL and into Net earnings for the fiscal years ended December 27, 2015 and December 28, 2014.

Gain/(Loss)	Amounts Reclassified from AOCL
	Fiscal year ended
Details about Accumulated Other Comprehensive Earnings Components	December 27, 2015	December 28, 2014		Reclassified from AOCL to:
Gains and losses on financial instrument contracts
Interest rate contracts	$(3,737)	$(877)		Interest expense
Foreign exchange contracts	3,211	1,502		Cost of products sold
Total before tax	(526)	625
Tax (expense) benefit	323	(471)		Provision for income taxes
Net of tax	(203)	154

Pension actuarial assumption adjustments
Amortization of actuarial loss	(981)	(67)	(a)	Cost of products sold
Tax benefit	373	26		Provision for income taxes
Net of tax	(608)	(41)
Net reclassifications into net earnings	$(811)	$113

(a) This is included in the computation of net periodic pension cost (see Note 11 for additional details).

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

7. Other Expense (Income), net and Termination Fee Received, Net of Costs

Other Expense (Income), net

	Fiscal year
	December 27, 2015	December 28, 2014	December 29, 2013
Other expense (income), net consists of:
Amortization of intangibles/other assets	$13,554	$13,917	$15,875
Boulder Brands acquisition costs (Note 19)	1,713	—	—
Wish-Bone acquisition costs (Note 3)	—	—	6,067
Garden Protein acquisition costs (Note 3)	—	3,121	—
Foreign exchange losses	4,731	655	—
Redemption premium on the early extinguishment of debt	—	—	34,180
Royalty income and other	(892)	(1,712)	(918)
Total other expense (income), net	$19,106	$15,981	$55,204

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

Termination Fee Received, Net of Costs, Associated With the Hillshire Merger Agreement

On May 12, 2014 the Company entered into a definitive merger agreement for the sale of the Company to The Hillshire Brands Company ("Hillshire"). Subsequently, Hillshire received an offer from Tyson Foods, Inc. ("Tyson") to acquire all of its outstanding common shares. On June 16, 2014, in light of the Tyson offer, Hillshire's board of directors withdrew its recommendation of the pending acquisition of the Company. Under the terms of the merger agreement, as a result of the change in recommendation, the Company had the right to terminate its merger agreement with Hillshire, which it did on June 30, 2014. As a result of the termination, on July 2, 2014, the Company received a merger termination fee payment of $163.0 million from Tyson, on behalf of Hillshire. One-time fees and expenses associated with the merger agreement, comprising external advisors' fees and employee retention incentives, including equity awards, totaled $19.2 million, of which $17.4 million was incurred in fiscal 2014, with the remainder in the first quarter of fiscal 2015. The net impact on 2014 pre-tax earnings of $145.6 million is included on the various lines of the Consolidated Statement of Operations as follows: $(153.0) million in Termination Fee Received, Net of Costs, $2.9 million in Cost of products sold, $2.0 million in Marketing and selling expenses, $2.2 million in Administrative expenses and $0.3 million in Research and development expenses.

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

	December 27, 2015	December 28, 2014
Customers	$219,352	$190,321
Allowances for cash discounts, bad debts and returns	(7,902)	(6,801)
Subtotal	211,450	183,520
Other receivables	8,286	7,234
Total	$219,736	$190,754

Following are the changes in the allowance for cash discounts, bad debts, and returns:

	Beginning			Ending
	Balance	Revenue Reductions	Deductions	Balance
Fiscal 2015	$6,801	$98,374	$(97,273)	$7,902
Fiscal 2014	5,849	96,491	(95,539)	6,801
Fiscal 2013	5,149	87,005	(86,305)	5,849

Inventories. Inventories are as follows:

	December 27, 2015	December 28, 2014
Raw materials, containers and supplies	$57,145	$60,828
Finished product (1)	345,956	295,639
Total	$403,101	$356,467

(1) Included in Finished products was $61,527 and $45,421 of crop related inventory as of December 27, 2015 and December 28, 2014 respectively.

The Company has various purchase commitments for raw materials, containers, supplies and certain finished products incident to the ordinary course of business. Such commitments are not at prices in excess of current market.

Other Current Assets. Other Current Assets are as follows:

	December 27, 2015	December 28, 2014
Prepaid expenses and other	$8,166	$8,139
Prepaid income taxes	5,511	84
Total	$13,677	$8,223

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Plant Assets. Plant assets are as follows:

	December 27, 2015	December 28, 2014
Land	$14,948	$14,211
Buildings	246,988	208,341
Machinery and equipment	716,314	641,818
Projects in progress (a)	61,153	91,175
Subtotal	1,039,403	955,545
Accumulated depreciation	(408,294)	(349,639)
Total	$631,109	$605,906

Depreciation was $76,106, $66,710 and $62,350 during the fiscal years ended December 27, 2015, December 28, 2014 and December 29, 2013, respectively. As of December 27, 2015 and December 28, 2014, Machinery and equipment included assets under capital lease with a book value of $16,372 and $18,127 (net of accumulated depreciation of $11,018 and $9,935), respectively.

(a) The significant decrease in Projects in process as of December 27, 2015 as compared to December 28, 2014 primarily relates to the 2015 transition of Wish-Bone manufacturing into our St. Elmo, Illinois location.

Accrued Liabilities. Accrued liabilities are as follows:

	December 27, 2015	December 28, 2014
Employee compensation and benefits	$55,416	$52,404
Interest payable	12,127	12,239
Consumer coupons	2,035	1,912
Accrued financial instrument contracts (see note 12)	5,957	10,276
Accrued broker commissions	4,651	3,526
Other	20,324	26,131
Total	$100,510	$106,488
Other Long-Term Liabilities. Other long-term liabilities are as follows:

	December 27, 2015	December 28, 2014
Employee compensation and benefits	$9,806	$9,506
Long-term rent liability and deferred rent allowances	7,774	8,431
Liability for uncertain tax positions	7,712	2,064
Accrued financial instrument contracts (see note 12)	22,924	6,280
Other	6,290	8,024
Total	$54,506	$34,305

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

9. Goodwill, Tradenames and Other Assets
Goodwill
Goodwill by segment is as follows:

	Birds Eye Frozen	Duncan Hines Grocery	Specialty Foods	Total
Balance, December 29, 2013	$527,069	$927,065	$173,961	$1,628,095
Gilster acquisition (Note 3)	—	9,550	—	9,550
Garden Protein acquisition (Note 3)	84,257	—	—	84,257
Foreign currency adjustment	(2,342)	—	—	(2,342)
Balance, December 28, 2014	$608,984	$936,615	$173,961	$1,719,560
Foreign currency adjustment	(4,265)	—	—	(4,265)
Purchase price adjustment (1)	(1,287)	—	—	(1,287)
Balance, December 27, 2015	$603,432	$936,615	$173,961	$1,714,008

(1) Primarily relates to a 2015 post close working capital adjustment of the preliminary purchase price related to the Garden Protein acquisition.

The authoritative guidance for business combinations requires that all business combinations be accounted for at fair value under the acquisition method of accounting. The authoritative guidance for goodwill provides that goodwill will not be amortized, but will be tested for impairment on an annual basis or more often when events indicate. The Company completed its annual testing in the third quarter of 2015, resulting in no impairment.

All of the Company's acquisitions are accounted for in accordance with the authoritative guidance for business combinations. The Gilster and Garden Protein acquisitions resulted in $9,550 and $84,257 of goodwill being recorded in the second quarter of 2014 and fourth quarter of 2014, respectively.

Tradenames

Tradenames by segment are as follows:

	Birds Eye	Duncan Hines	Specialty
	Frozen	Grocery	Foods	Total
Balance, December 29, 2013	$796,680	$1,118,712	$36,000	$1,951,392
Garden Protein acquisition (Note 3)	51,950	—	—	51,950
Foreign currency adjustment	(1,468)	—	—	(1,468)
Balance, December 28, 2014	$847,162	$1,118,712	$36,000	$2,001,874
Foreign currency adjustment	(826)	—	—	(826)
Balance, December 27, 2015	$846,336	$1,118,712	$36,000	$2,001,048

The authoritative guidance for indefinite-lived assets provides that indefinite-lived assets will not be amortized, but will be tested for impairment on an annual basis or more often when events indicate. The Company completed its annual testing in the third quarter of 2015, resulting in no impairment.

The allocation of the Garden Protein acquisition purchase price resulted in $51,950 of indefinite-lived tradename intangible assets being recorded in the fourth quarter of 2014.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Other Assets

	December 27, 2015
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$60,094	$(47,077)	$13,017
Customer relationships - Distributors	35	142,129	(46,507)	95,622
Customer relationships - Private Label	7	1,290	(399)	891
License	7	6,175	(5,800)	375
Total amortizable intangibles		$209,688	$(99,783)	$109,905
Debt acquisition costs		46,313	(29,216)	17,097
Other (1)		9,282	—	9,282
Total other assets, net				$136,284
	Amortizable intangibles by segment
	Birds Eye Frozen			$60,510
	Duncan Hines Grocery			45,503
	Specialty Foods			3,892
				$109,905

	December 28, 2014
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$60,206	$(41,027)	$19,179
Customer relationships - Distributors	35	142,156	(40,616)	101,540
Customer relationships - Private Label	7	1,290	(43)	1,247
License	7	6,175	(4,563)	1,612
Total amortizable intangibles		$209,827	$(86,249)	$123,578
Debt acquisition costs		45,913	(25,244)	20,669
Financial instruments (see note 12)		6,420	—	6,420
Other (1)		7,229	—	7,229
Total other assets, net				$157,896
	Amortizable intangibles by segment
	Birds Eye Frozen			$67,525
	Duncan Hines Grocery			51,637
	Specialty Foods			4,416
				$123,578

(1) As of December 27, 2015 and December 28, 2014, Other primarily consists of security deposits and supplemental savings plan investments.

Amortization of intangible assets was $13,554, $13,917 and $15,875 during the fiscal years ended December 27, 2015, December 28, 2014 and December 29, 2013, respectively. Estimated amortization expense for each of the next five years and thereafter is as follows: 2016 -$12,200 ; 2017 - $7,400; 2018 - $5,800; 2019 - $5,500; 2020 - $5,200 and thereafter - $74,000.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Debt Acquisition Costs

All debt acquisition costs, which relate to the Amended Credit Agreement and Senior Notes (as defined below) are amortized into interest expense over the life of the related debt using the effective interest method. Amortization of debt acquisition costs was $3,972, $4,046 and $4,395 during the fiscal years ended December 27, 2015, December 28, 2014 and December 29, 2013, respectively.
The following summarizes debt acquisition cost activity:

	Gross Carrying Amount	Accumulated Amortization	Net
Balance, December 28, 2014	$45,913	$(25,244)	$20,669
2015 - Additions	400	—	400
- Amortization	—	(3,972)	(3,972)
Balance, December 27, 2015	$46,313	$(29,216)	$17,097

10. Debt and Interest Expense

	December 27, 2015	December 28, 2014
Short-term borrowings
- Notes payable	$2,225	$2,396
Total short-term borrowings	$2,225	$2,396
Long-term debt
- Amended Credit Agreement - Tranche G Term Loans due 2020	$1,409,625	$1,409,625
- Amended Credit Agreement - Tranche H Term Loans due 2020	514,500	519,750
- 4.875% Senior Notes due 2021	350,000	350,000
- 3.0% Note payable to Gilster Mary Lee Corporation due 2018	8,878	12,497
- Unamortized discount on long term debt	(10,347)	(12,728)
- Capital lease obligations	15,123	18,756
	2,287,779	2,297,900
Less: current portion of long-term obligations	14,847	11,916
Total long-term debt	$2,272,932	$2,285,984

Interest expense	Fiscal year
	December 27, 2015	December 28, 2014	December 29, 2013
Interest expense, third party	$79,771	$87,765	$102,286
Related party interest expense (Note 14)	1,033	1,602	1,880
Amortization of debt acquisition costs (Note 9)	3,972	4,046	4,395
Write-off of debt acquisition costs	—	983	12,725
Write-off of original issue discount	—	896	2,182
Financing costs	—	—	4,762
Interest rate swap losses (Note 12)	3,737	882	4,124
Total interest expense	$88,513	$96,174	$132,354

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Amended Credit Agreement

On July 8, 2014, the Company repaid $200.0 million of the Tranche G Term Loans (defined below) with a combination of the Hillshire merger termination fee received and cash on hand. As part of the pay down, the Company wrote off $0.9 million existing original issue discount and $1.0 million of debt acquisition costs.

As of September 28, 2014, Pinnacle Foods Finance LLC ("Pinnacle Foods Finance") achieved a total net leverage ratio of less than 4.25:1.0, which resulted in a 25 basis point reduction on the interest rate on our Amended Credit Agreement. The lower rate took effect in the fourth quarter of 2014 and will remain in effect as long as the total net leverage ratio is maintained below 4.25:1.0. As of December 27, 2015, the total net leverage ratio was 3.81:1.0.

On April 3, 2013, the Company completed its IPO which is further described in Note 1. A portion of the net proceeds of the IPO was used to redeem the entire $465.0 million in aggregate principal amount of Pinnacle Foods Finance's 9.25% Senior Notes at a redemption price of 100.0%. This is explained in greater detail under the section titled, “Senior and Other Notes.” The remaining net proceeds, together with cash on hand, were used to repay $202.0 million of term loans under the then existing credit agreement.

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

In connection with the 2013 Refinancing, Pinnacle Foods Finance incurred deferred financing fees which are detailed in Note 9 to the Consolidated Financial Statements, “Goodwill, Tradenames and Other Assets”. Also, Pinnacle Foods Finance incurred $4.1 million of original issue discount on the new Tranche G Term Loans, and wrote off $2.2 million of existing original issue discount.

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

Pinnacle Foods Finance's borrowings under the Amended Credit Agreement, bear interest at a floating rate and are maintained as base rate loans or as eurocurrency rate loans. Base rate loans bear interest at the base rate plus the applicable base rate margin, as described in the Amended Credit Agreement. The base rate is defined as the highest of (i) the administrative agent's prime rate, (ii) the federal funds effective rate plus 1/2 of 1% and (iii) the eurocurrency rate that would be payable on such day for a eurocurrency rate loan with a one-month interest period plus 1%. Eurocurrency rate loans bear interest at the adjusted eurocurrency rate plus the applicable eurocurrency rate margin, as described in the Amended Credit Agreement. The eurocurrency rate is determined by reference to the British Bankers Association "BBA" LIBOR rate for the interest period relevant to such borrowing. With respect to Tranche G Term Loans and Tranche H Term Loans, the eurocurrency rate shall be no less than 0.75% per annum and the base rate shall be no less than 1.75%  per annum. The interest rate margin for Tranche G Term Loans and the Tranche H Term Loans under the Amended Credit Agreement is 1.25%, in the case of the base rate loans and 2.25%, in the case of Eurocurrency rate loans. As previously mentioned the margin is subject to a 25 basis point step down upon achievement by Pinnacle Foods Finance of a total net leverage ratio of less than 4.25:1.0 which was achieved as of September 28, 2014 and maintained as of December 27, 2015. In line with the Amended Credit Agreement the lower rate took effect in the fourth quarter of 2014.

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
The total combined amount of the Amended Credit Agreement loans that were owed to affiliates of Blackstone as of December 27, 2015 and December 28, 2014, was $27.7 million and $47.3 million, respectively.

A commitment fee of 0.375% per annum based on current leverage ratios is applied to the unused portion of the revolving credit facility. There were no revolver borrowings outstanding as of December 27, 2015. There were no revolver borrowings made during the fiscal 2015, however, the weighted average interest rate on the revolving credit facility would have been 2.5% calculated on the Eurocurrency rate or 4.5% calculated on the base rate. There were revolver borrowings made during the fiscal years ending December 28, 2014 and the weighted average interest rates on the revolving credit facility were 2.95%. There were no revolver borrowings made during fiscal 2013, however, the weighted average interest rate on the revolving credit facility would have been 2.67% calculated on the Eurocurrency rate or 4.75% calculated on the base rate.
For the fiscal years ended December 27, 2015, December 28, 2014, December 29, 2013, the weighted average interest rate on the term loan components of the Senior Secured Credit Facility were 3.00%, 3.20% and 3.52%, respectively. As of December 27, 2015 and December 28, 2014 the Eurocurrency interest rate on the term loan facilities was 3.00% and 3.00%, respectively.
Pinnacle Foods Finance pays a fee for all outstanding letters of credit drawn against the revolving credit facility at an annual rate equivalent to the applicable eurocurrency rate margin then in effect under the revolving credit facility, plus the fronting fee payable in respect of the applicable letter of credit. The fronting fee is equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letter of credit. The fronting fees are computed on a quarterly basis in arrears. Total letters of credit issued under the revolving credit facility cannot exceed $50.0 million. As of December 27, 2015 and December 28, 2014, Pinnacle Foods Finance had utilized $29.6 million and $32.2 million, respectively of the revolving credit facility for letters of credit. As of December 27, 2015 and December 28, 2014, respectively, there was $120.4 million and $117.8 million of borrowing capacity under the revolving credit facility, of which $20.4 million and $17.8 million was available to be used for letters of credit.
Under the terms of the Amended Credit Agreement, Pinnacle Foods Finance is required to use 50% of its “Excess Cash Flow” to prepay the term loans under the Amended Credit Agreement (which percentage will be reduced to 25% at a total net leverage ratio of between 4.50 and 5.49 and to 0% at a total net leverage ratio below 4.50). As of December 27, 2015, Pinnacle Foods Finance had a total net leverage ratio of 3.81:1.0. Excess Cash Flow is defined as consolidated net income (as defined), as adjusted for certain items, including (1) all non-cash charges and credits included in arriving at consolidated net income, (2) changes in working capital, (3) capital expenditures (to the extent they were not financed with debt), (4) the aggregate amount of principal payments on indebtedness and (5) certain other items defined in the Amended Credit Agreement. For the 2015 reporting year, Pinnacle Foods Finance determined that there were no amounts due under the Excess Cash Flow requirements of the Senior Secured Credit Facility.

The term loans under the Amended Credit Agreement amortize in quarterly installments of 0.25% of their aggregate funded total principal amount. As a result of the July 8, 2014 prepayment, there are no scheduled principal payments of the Tranche G Term Loans until April 2020, when the balance is due in full. The scheduled principal payments of the Tranche H Term Loans outstanding as of December 27, 2015 are $5.3 million in 2016, $6.6 million in 2017, $3.9 million in 2018, $5.3 million in 2019, and $493.4 million in 2020.

Pursuant to the terms of the Amended Credit Agreement, Pinnacle Foods Finance is required to maintain a ratio of Net First Lien Secured Debt to Covenant Compliance EBITDA of no greater than 5.75 to 1.00. Net First Lien Secured Debt is defined as aggregate consolidated secured indebtedness, less the aggregate amount of all unrestricted cash and cash equivalents. In addition, under the Amended Credit Agreement and the indenture governing the Senior Notes, Pinnacle Foods Finance's ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Senior Secured Leverage Ratio (which is currently the same as the ratio of Net First Lien Secured Debt to Covenant Compliance EBITDA described above), in the case of the Amended Credit Agreement, or to the ratio of Covenant Compliance EBITDA to fixed charges for the most recently

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

concluded four consecutive fiscal quarters, in the case of the Senior Notes. The Amended Credit Agreement also permits restricted payments up to an aggregate amount of (together with certain other amounts) the greater of $50 million and 2% of Pinnacle Foods Finance's consolidated total assets, so long as no default has occurred and is continuing and its pro forma Senior Secured Leverage Ratio would be no greater than 4.25 to 1.00. As of December 27, 2015 the Company is in compliance with all covenants and other obligations under the Amended Credit Agreement and the indenture governing the Senior Notes.
Senior and Other Notes

To partially fund the Gilster acquisition, on March 31, 2014 as described in Note 3, the Company entered into a $14.9 million note payable to Gilster Mary Lee Corporation. The note has a four-year term with a maturity date of March 31, 2018 and bears interest at 3.0% per annum.

On April 3, 2013, the Company completed its IPO which is further described in Note 1. A portion of the net proceeds from the IPO was used to redeem the entire $465.0 million in aggregate principal amount of Pinnacle Foods Finance's 9.25% Senior Notes at a redemption price of 100.0%.

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

As market conditions warrant, Pinnacle Foods Finance and its subsidiaries, affiliates or significant equity holders may from time to time, in its or their sole discretion, purchase, repay, redeem or retire any of Pinnacle Foods Finance’s outstanding debt or equity securities (including any publicly issued debt or equity securities), in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise.
The estimated fair value of the Company’s long-term debt, including the current portion, as of December 27, 2015, is as follows:

	December 27, 2015
Issue	Face Value	Fair Value
Amended Credit Agreement - Tranche G Term Loans	$1,409,625	$1,384,957
Amended Credit Agreement - Tranche H Term Loans	514,500	505,496
3.0% Note payable to Gilster Mary Lee Corporation	8,878	8,878
4.875% Senior Notes	350,000	337,750
	$2,283,003	$2,237,081

The estimated fair value of the Company’s long-term debt, including the current portion, as of December 28, 2014, is as follows:

	December 28, 2014
Issue	Face Value	Fair Value
Amended Credit Agreement - Tranche G Term Loans	$1,409,625	$1,367,336
Amended Credit Agreement - Tranche H Term Loans	519,750	504,158
3.0% Note payable to Gilster Mary Lee Corporation	12,497	12,497
4.875% Senior Notes	350,000	346,500
	$2,291,872	$2,230,491

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

The following table reconciles the changes in our benefit obligation:

	Fiscal year ended
	December 27, 2015	December 28, 2014	December 29, 2013
Change in Benefit Obligation
Net benefit obligation at beginning of the period	$277,253	$251,557	$292,290
Service cost	—	—	69
Interest cost	10,474	11,517	10,961
Actuarial loss (gain)	(12,264)	31,878	(33,919)
Gross benefits paid	(17,179)	(17,699)	(17,844)
Net benefit obligation at end of the period	258,284	277,253	251,557

Change in Plan Assets
Fair value of plan assets at beginning of the period	218,127	204,349	194,165
Employer contributions	3,123	7,793	8,278
Actual return on plan assets	(7,049)	23,684	19,750
Gross benefits paid	(17,179)	(17,699)	(17,844)
Fair value of plan assets at end of the period	197,022	218,127	204,349

Funded status at end of the year	$(61,262)	$(59,126)	$(47,208)

Amounts recognized in the Consolidated Balance Sheets
Accrued pension benefits	$(60,996)	$(58,799)	$(46,861)
Accrued pension benefits (part of accrued liabilities)	(266)	(327)	(347)
Net amount recognized at end of the period	$(61,262)	$(59,126)	$(47,208)

Amounts recognized in Accumulated Other Comprehensive Loss
Net loss	$56,762	$49,779	$28,512
Net amount recognized at end of the period	$56,762	$49,779	$28,512

Accumulated benefit obligation	258,284	277,253	251,557

Weighted average assumptions
Discount rate	4.20%	3.85%	4.76%

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

The following represents the components of net periodic (benefit) cost:

Pension Benefits
	Fiscal year
	December 27, 2015	December 28, 2014	December 29, 2013
Service cost	$—	$—	$69
Interest cost	10,474	11,517	10,961
Expected return on assets	(13,233)	(13,150)	(13,386)
Amortization of actuarial loss	1,005	76	1,413
Net periodic benefit	$(1,754)	$(1,557)	$(943)

Weighted average assumptions:
Discount rate	3.85%	4.76%	3.88%
Expected return on plan assets	6.25%	6.50%	7.00%
Rate of compensation increase	N/A	N/A	N/A

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

Plan Assets

The following table sets forth the weighted-average asset allocations of the Company's pension plans by asset category:

	December 27, 2015	December 28, 2014
Asset category
Equity securities	41%	40%
Debt securities	58%	59%
Cash	1%	1%
Total	100%	100%

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

Level 3:	Unobservable inputs that reflect the Company's assumptions. There are no Level 3 assets.

	Fair Value as of December 27, 2015	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Short-term investments:
Short-term Investment Fund	$1,851	$—	$1,851	$—
Equity Common/collective trusts:
Small/ Mid Capitalization Fund	10,757	—	10,757	—
Large Capitalization Equity Fund	43,541	—	43,541	—
International Fund	25,837	—	25,837	—
Fixed Income Common/collective trusts:
Fixed Income Fund	115,036	—	115,036	—
Total assets at fair value	$197,022	$—	$197,022	$—

	Fair Value as of December 28, 2014	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Short-term investments:
Short-term Investment Fund	$1,652	$—	$1,652	$—
Equity Common/collective trusts:
Small/ Mid Capitalization Fund	11,574	—	11,574	—
Large Capitalization Equity Fund	49,149	—	49,149	—
International Fund	27,429	—	27,429	—
Fixed Income Common/collective trusts:
Fixed Income Fund	128,323	—	128,323	—
Total assets at fair value	$218,127	$—	$218,127	$—

Cash Flows
Contributions. The Company made contributions to the Plan totaling $3.1 million in fiscal 2015, $7.8 million in fiscal 2014 and $8.3 million in fiscal 2013. In fiscal 2016, the Company does not expect to make any significant contributions.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Estimated Future Benefit Payments for all Plans
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Benefit Payment ($)
2016	15,952
2017	15,216
2018	15,400
2019	15,870
2020	15,586
2021-2025	77,378

Savings Plans

The Company's employees participate in 401(k) plans. Pinnacle matches 50% of employee contributions up to five percent of compensation for union employees after one year of continuous service and six percent of compensation for salaried employees and it is our current intent to continue the match at these levels. Employer contributions made by the Company relating to these plans were $5.6 million for fiscal 2015, $5.1 million for fiscal 2014 and $4.6 million for fiscal 2013.

In addition, the Company sponsors two non-qualified Plans. One is the Birds Eye Foods non-qualified plan which was closed to new contributions on April 1, 2010. The second plan is the Pinnacle Foods Supplemental Savings Plan which was approved by the Compensation Committee of the Board of Directors on September 11, 2012 to become effective in 2013 and was adopted for the purpose of allowing all Company employees, regardless of compensation level, the opportunity to receive the same 3% match on total compensation (base salary plus bonus).

Multi-employer Plan

Pinnacle contributes to the United Food and Commercial Workers International Union Industry Pension Fund (EIN 51-6055922) (the "UFCW Plan") under the terms of the collective-bargaining agreement with its Fort Madison employees.

For the fiscal years ended December 27, 2015, December 28, 2014 and December 29, 2013 contributions to the UFCW Plan were $0.8 million, $0.8 million and $0.8 million, respectively. The contributions to this plan are paid monthly based upon the number of employees. They represent less than 5% of the total contributions received by this plan during the most recent plan year.

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

The UFCW Plan received a Pension Protection Act “green” zone status for the plan year ending June 30, 2015. The zone status is based on information the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the "green" zone are at least 80 percent funded. The UFCW Plan did not utilize any extended amortization provisions that effect its placement in the "green" zone. The UFCW Plan has never been required to implement a funding improvement plan nor is one pending at this time.

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
The Company purchases raw materials in quantities expected to be used in a reasonable period of time in the normal course of business. The Company generally enters into agreements for either spot market delivery or forward delivery. The prices paid in the forward delivery contracts are generally fixed, but may also be variable subject to fluctuations in underlying commodity prices. Forward derivative contracts on certain commodities are entered into to manage the price risk associated with forecasted purchases of materials used in the Company’s manufacturing processes.
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the fiscal years ended December 27, 2015, December 28, 2014 and December 29, 2013 such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

The second quarter 2013 IPO (Note 1) and 2013 Refinancing (Note 10) resulted in significant changes to the Company's debt profile. For the two $650 million interest rate swaps in place at the time that were scheduled to mature April 2014, it became probable that the associated original forecasted transactions would not occur. As such, the Company discontinued hedge accounting and accelerated the reclassification of amounts in AOCL to earnings as a result of the hedged forecasted transactions becoming probable not to occur. In the second quarter 2013, these accelerated amounts resulted in a $2.8 million charge to interest expense ($1.7 million, net of tax benefits) and a $9.1 million non-cash charge to the provision for income tax expenses related to the release of deferred tax charges recorded in Other comprehensive income (see Note 16 for additional details). Prospective changes in the fair value of these derivatives no longer designated in hedging relationships were recorded directly in earnings prior to their maturity in April 2014. As of December 27, 2015, all of the Company's interest rate swaps have been designated as cash flow hedges.
As of December 27, 2015, the Company had the following interest rate swaps that were designated as cash flow hedges of interest rate risk:

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Product	Number of Instruments	Current Notional Amount Hedged	Fixed Rate Range	Index	Trade Dates	Maturity Dates
Interest Rate Swaps	12	$1,318,050	1.05% - 2.97%	USD-LIBOR-BBA	Apr 2013 - Oct 2013	Apr 2016 - Apr 2020

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCL in the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in AOCL related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $6,967 will be reclassified as an increase to Interest expense.

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
As of December 27, 2015, the Company had the following foreign currency exchange contracts (in aggregate) that were designated as cash flow hedges of foreign exchange risk:

Product	Number of Instruments	Notional Sold in Aggregate in ("CAD")	Notional Purchased in Aggregate in ("USD")	USD to CAD Exchange Rates	Trade Date	Maturity Dates
Canadian $ contracts	12	$12,000	$9,144	1.312 - 1.313	Oct 2015	Jan 2016 - Dec 2016

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

As of December 27, 2015, the Company had the following derivative instruments that were not designated in qualifying hedging relationships:

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Commodity Contracts	Number of Instruments	Notional Purchased in Aggregate	Price/Index	Trade Dates	Maturity Dates
Diesel Fuel Contracts	3	9,309,557 Gallons	3.68 - 3.80 per Gallon	Sept 2014 - Nov 2014	Jan 2016 - Jan 2017
Heating Oil Contracts	2	3,871,100 Gallons	1.80 - 1.82 per Gallon	Jan 2015 - July 2015	Dec 2016
Natural Gas Contracts	2	773,000 MMBTU's	2.81 - 3.20 per MMBTU	July 2015 - Oct 2015	June 2016 - Aug 2016
Soybean Oil Contracts	3	62,688,173 Pounds	0.31 - 0.35 per Pound	Dec 2014 - July 2015	Jan 2016 - Dec 2016

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Balance Sheets as of December 27, 2015 and December 28, 2014.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value as of December 27, 2015	Balance Sheet Location	Fair Value as of December 27, 2015
Derivatives designated as hedging instruments
Interest Rate Contracts			Accrued liabilities	$3,921
			Other long-term liabilities	14,947
Foreign Exchange Contracts	Other current assets	471
Total derivatives designated as hedging instruments		$471		$18,868
Derivatives not designated as hedging instruments
Commodity Contracts			Accrued liabilities	2,036
			Other long-term liabilities	7,977
Total derivatives not designated as hedging instruments		$—		$10,013

	Balance Sheet Location	Fair Value as of December 28, 2014	Balance Sheet Location	Fair Value as of December 28, 2014
Derivatives designated as hedging instruments
Interest Rate Contracts	Other assets, net	$6,420	Accrued liabilities	$1,280
			Other long-term liabilities	3,263
Foreign Exchange Contracts	Other current assets	1,294
Total derivatives designated as hedging instruments		$7,714		$4,543
Derivatives not designated as hedging instruments
Interest Rate Contracts			Accrued liabilities	$8,995
Commodity Contracts			Other long- term liabilities	3,016
Total derivatives not designated as hedging instruments		$—		$12,011

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

The Company has elected not to offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of December 27, 2015 and December 28, 2014 would be adjusted as detailed in the following table:

	December 27, 2015			December 28, 2014
Derivative Instrument	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$471	(471)	$—	$7,714	(5,039)	$2,675

Total liability derivatives	$28,881	(471)	$28,410	$16,554	(5,039)	$11,515

The table below presents the effect of the Company’s derivative financial instruments in the Consolidated Statements of Operations and AOCL for the fiscal years ended December 27, 2015 and December 28, 2014.

Tabular Disclosure of the Effect of Derivative Instruments

Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	Recognized in AOCL on Derivative (Effective Portion)	Effective portion reclassified from AOCL to:	Reclassified from AOCL into Earnings (Effective Portion)		Ineffective portion recognized in Earnings in:	Recognized in Earnings on Derivative (Ineffective Portion)

Interest Rate Contracts	$(24,482)	Interest expense	$(3,737)		Interest expense	$—
Foreign Exchange Contracts	2,404	Cost of products sold	3,211		Cost of products sold	(16)
Fiscal year ended December 27, 2015	$(22,078)		$(526)			$(16)

Interest Rate Contracts	$(27,313)	Interest expense	$(877)		Interest expense	$—
Foreign Exchange Contracts	2,472	Cost of products sold	1,502		Cost of products sold	17
Fiscal year ended December 28, 2014	$(24,841)		$625			$17

Interest Rate Contracts	$27,817	Interest expense	$(4,000)	(a)	Interest expense	$8
Foreign Exchange Contracts	1,443	Cost of products sold	1,771		Cost of products sold	(3)
Fiscal year ended December 29, 2013	$29,260		$(2,229)			$5

Derivatives Not Designated as Hedging Instruments		Recognized in Earnings in:	Recognized in Earnings on Derivative
Commodity Contracts		Cost of products sold	$(9,292)
Fiscal year ended December 27, 2015			$(9,292)

Commodity Contracts		Cost of products sold	$(12,928)
Interest Rate Contracts		Interest expense	$(5)
Fiscal year ended December 28, 2014			$(12,933)

Commodity Contracts		Cost of products sold	$667
Interest Rate Contracts		Interest expense	$(132)
Fiscal year ended December 29, 2013			$535
(a) Includes $2.8 million of accelerated reclassifications out of AOCL.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Credit risk-related contingent features
The Company has agreements with certain counterparties that contain a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of December 27, 2015, the Company has not posted any collateral related to these agreements. If the Company had breached this provision at December 27, 2015, it could have been required to settle its obligations under the agreements at their termination value, which differs from the recorded fair value. The table below summarizes the aggregate fair values of those derivatives that contain credit risk-related contingent features as of December 27, 2015 and December 28, 2014.
December 27, 2015

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$(9,616)	$773	$(260)	$(8,583)
	Commodity Contracts	(7,035)	116	—	(6,919)
Bank of America	Interest Rate Contracts	(5,879)	790	—	(5,089)
	Foreign Exchange Contracts	470	1	—	471
	Commodity Contracts	(1,737)	29	—	(1,709)
Credit Suisse	Interest Rate Contracts	(2,627)	53	(260)	(2,314)
Macquarie	Interest Rate Contracts	(3,137)	47	(209)	(2,882)
	Commodity Contracts	(1,408)	23	—	(1,386)
Total		$(30,970)	$1,831	$(728)	$(28,410)

December 28, 2014

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$550	$667	$(90)	$1,307
	Foreign Exchange Contracts	1,294	—	—	1,294
	Commodity Contracts	(6,300)	—	—	(6,300)
Bank of America	Interest Rate Contracts	1,578	627	—	2,205
Credit Suisse	Interest Rate Contracts	322	58	(90)	470
Macquarie	Interest Rate Contracts	(2,262)	80	(77)	(2,105)
	Commodity Contracts	(5,711)	—	—	(5,711)
Total		$(10,529)	$1,432	$(257)	$(8,840)

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

Minimum Contractual Payments

As of December 27, 2015, the Company had entered into non-cancellable lease and purchase contracts, with terms in excess of one year, requiring the following minimum payments:

Description	2016	2017	2018	2019	2020	Thereafter
Operating leases	$12,548	$12,397	$9,542	$7,500	$6,792	$15,241
Capital leases	6,739	1,988	2,008	912	909	8,183
Purchase Commitments (1)	638,720	36,815	12,871	7,336	7,336	44,929

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

Rent expense under our operating leases was $15.3 million, $14.1 million and $13.0 million during the fiscal years ended December 27, 2015, December 28, 2014 and December 29, 2013, respectively.

14. Related Party Transactions

Upon completion of the May 8, 2015 public offering described in Note 1, Blackstone no longer beneficially owns any of the Company's outstanding stock.

Expenses relating to advisory services provided by affiliates of Blackstone resulting from the Hillshire transaction were $3.8 million in the fiscal year ended December 28, 2014. This transaction is explained in greater detail in Note 7 to the Consolidated Financial Statements.

On April 3, 2013, the advisory agreement previously in place with Blackstone, was terminated in accordance with its terms for a fee paid of $15.1 million. In addition, prepaid expenses for related party management fees of $3.3 million that were recorded to Other current assets were expensed in the second quarter of 2013.

In connection with our April 2013 IPO, Blackstone acted as an underwriter and received fees and commissions of approximately $2.0 million. In December, 2013, in connection with a secondary offering, the Company engaged Blackstone to provide certain financial consulting services, for which they received approximately $0.8 million.
Customer Purchases
Performance Food Group Company, which is controlled by affiliates of Blackstone, is a foodservice supplier that purchases products from the Company. Sales to Performance Food Group Company were $6.3 million, $4.6 million and $4.1 million in the fiscal years ended December 27, 2015, December 28, 2014 and December 29, 2013, respectively. As of December 27, 2015 and December 28, 2014 amounts due from Performance Food Group Company were $0.2 million and $0.2 million, respectively, and were recorded in Accounts receivable, net of allowances in the Consolidated Balance Sheets.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Interest Expense
For the fiscal years ended December 27, 2015, December 28, 2014 and December 29, 2013, fees and interest expense recognized in the Consolidated Statements of Operations for debt owed to affiliates of Blackstone Advisors L.P. totaled $1.0 million, $1.6 million and $1.9 million, respectively. As of December 27, 2015 and December 28, 2014, debt owed to related parties was $27.7 million and $47.3 million, respectively and was recorded on the Long-term debt in the Consolidated Balance Sheets. As of December 27, 2015 and December 28, 2014, interest accrued on debt to related parties was $0.1 million and $0.2 million, respectively and was recorded in Accrued liabilities in the Consolidated Balance Sheets.

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

	Fiscal year
SEGMENT INFORMATION	December 27, 2015	December 28, 2014	December 29, 2013
	52 weeks	52 weeks	52 weeks
Net sales
Birds Eye Frozen	$1,227,235	$1,115,232	$1,096,897
Duncan Hines Grocery	1,092,408	1,131,380	1,004,990
Specialty Foods	336,149	344,571	361,915
Total	$2,655,792	$2,591,183	$2,463,802
Earnings before interest and taxes
Birds Eye Frozen	$211,515	$182,376	$198,634
Duncan Hines Grocery	206,731	184,087	144,428
Specialty Foods	32,307	30,890	29,959
Unallocated corporate income (expenses)	(25,851)	114,918	(79,984)
Total	$424,702	$512,271	$293,037
Depreciation and amortization
Birds Eye Frozen	$44,405	$40,390	$38,409
Duncan Hines Grocery	30,685	26,289	22,755
Specialty Foods	14,570	13,948	17,061
Total	$89,660	$80,627	$78,225
Capital expenditures (1)
Birds Eye Frozen	$49,832	$29,579	$40,516
Duncan Hines Grocery	50,153	65,325	34,003
Specialty Foods	8,492	9,351	11,566
Total	$108,477	$104,255	$86,085

NET SALES BY PRODUCT TYPE
Net sales
Frozen	$1,384,587	$1,278,147	$1,266,217
Meals and Meal Enhancers	859,598	876,670	746,429
Desserts	309,702	331,766	346,856
Snacks	101,905	104,600	104,300
Total	$2,655,792	$2,591,183	$2,463,802

GEOGRAPHIC INFORMATION
Net sales
United States	$2,635,141	$2,563,730	$2,439,888
Canada	118,194	82,722	83,551
Intercompany	(97,543)	(55,269)	(59,637)
Total	$2,655,792	$2,591,183	$2,463,802

 (1) Includes new capital leases.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

SEGMENT INFORMATION	December 27, 2015	December 28, 2014
Total assets
Birds Eye Frozen	$2,267,771	$2,123,902
Duncan Hines Grocery	2,675,110	2,612,311
Specialty Foods	352,663	343,177
Corporate	44,539	121,555
Total	$5,340,083	$5,200,945
GEOGRAPHIC INFORMATION
Long-lived assets
United States	$615,123	$592,541
Canada	15,986	13,365
Total	$631,109	$605,906

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

16. Provision for Income Taxes

The components of the provision for income taxes are as follows:

Provision for income taxes	Fiscal year ended
	December 27, 2015	December 28, 2014	December 29, 2013
Current
Federal	$2,191	$—	$117
State	6,431	7,886	2,967
Non-U.S.	(327)	377	539
	8,295	8,263	3,623
Deferred
Federal	106,975	147,929	65,554
State	7,452	11,680	2,151
Non-U.S.	1,157	(72)	147
	115,584	159,537	67,852

Provision for income taxes	$123,879	$167,800	$71,475

Earnings before income taxes
United States	332,020	$415,149	$158,190
Non-U.S.	4,367	1,069	2,634
Total	$336,387	$416,218	$160,824

The effective tax rate differs from the federal statutory income tax rate as explained below:

Effective Income Tax Rate
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	2.7%	3.1%	2.1%
Tax effect resulting from international activities	(0.6)%	0.0%	(0.2)%
Domestic production activities deduction	(0.3)%	0.0%	0.0%
Non-deductible expenses	0.3%	0.2%	0.5%
Equity based compensation	0.1%	2.0%	0.6%
Uncertain tax positions	0.0%	0.0%	1.3%
Swap De-designation (Note 12)	0.0%	0.0%	5.0%
Other	(0.4)%	0.0%	0.1%
Effective income tax rate	36.8%	40.3%	44.4%

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Deferred Tax Assets and Liabilities
	December 27, 2015	December 28, 2014
Accrued liabilities	$11,907	$14,120
Inventories	5,974	8,328
Benefits and compensation	25,689	22,276
Hedges	7,159	—
Net operating loss carryforwards	85,742	165,045
Federal & state tax credits	3,655	4,041
Postretirement benefits	23,401	21,966
Alternative minimum tax	1,993	1,924
Other	3,129	4,225
Subtotal	168,649	241,925
Valuation allowance	(1,487)	(1,706)
Total net deferred tax assets	167,162	240,219

Other intangible assets	(749,498)	(731,240)
Partnership interest	(8,866)	(8,887)
Plant assets	(105,563)	(94,147)
Unremitted earnings	—	(3,672)
Hedges	—	(1,050)
Other	(679)	(836)
Total deferred tax liabilities	(864,606)	(839,832)
Net deferred tax liability	$(697,444)	$(599,613)

Amounts recognized in the Consolidated Balance Sheets
Current net deferred tax assets	40,571	$121,788
Long-term net deferred tax liability	(738,015)	(721,401)
Net deferred tax liability	$(697,444)	$(599,613)

Income taxes are accounted for in accordance with the authoritative guidance for accounting for income taxes under which deferred tax assets and liabilities are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

During the fiscal year ended December 27, 2015 the Company generated sufficient federal taxable income to enable it to claim the domestic production activities deduction, resulting in a 0.3% benefit in our effective tax rate. Also during the year our Canadian subsidiary repatriated a dividend representing all accumulated earnings of our foreign operations as of December 27, 2015 to its U.S. parent. As a result of this transaction, a net benefit of $1.4 million was recorded to the 2015 provision for income taxes for the effect of the current income tax liability on the dividend, reversal of the cumulative deferred tax liability on unremitted earnings, recognition of available foreign tax credit and reversal of the associated deferred tax asset on our cumulative translation adjustment. The net effective tax rate impact of this distribution, when added to the Canadian tax rate differential on our Canadian subsidiaries earnings, was a 0.6% benefit.

As a result of the dividend from our Canadian operations discussed above, the Company does not have any undistributed foreign earnings as of December 27, 2015 for which a deferred tax liability is required or for which an assertion of permanent reinvestment can be made. Based on our plans for the use of non-U.S. funds and our U.S. cash position, subsequent to fiscal 2015, the Company does anticipate making an assertion to permanently reinvest a portion of our foreign earnings.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

The Company’s fiscal 2014 earnings include $145.6 million of pre-tax earnings from the terminated Hillshire merger agreement (Note 7). Utilization of net operating loss carryovers (NOL’s) reduced our taxes currently payable on the net termination fee to approximately $3.0 million. The Company also recognized approximately $23.7 million of non-deductible, equity based compensation expense during the year, primarily associated with the Liquidity event (Note 5).

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

The Company is a loss corporation as defined by Internal Revenue Code Section 382. Section 382 places an annual limitation on our ability to utilize our net operating loss carryovers (NOLs) and other attributes to reduce future taxable income. As of December 27, 2015, we have federal NOL carryovers of $443.7 million, subject to an annual limitation of $17.1 million. As a result, $237.2 million of the carryovers exceed the estimated available Section 382 limitation. The Company has reduced its deferred tax assets for this limitation.

The Company's federal NOLs have expiration periods beginning in 2020 through 2027 and we have a federal foreign tax credit carryover of $1.5 million that has an expiration period in 2025. The Company also has state tax NOLs that are limited and vary in amount by jurisdiction. State net operating losses are approximately $282.9 million with expiration periods beginning in 2016 through 2033. State tax credits total $3.1 million and expire on or before 2020.

The table below lists the changes in the Company’s deferred tax valuation allowance, before federal effect. The valuation allowance increase of $0.6 million is attributable to state NOLs and credits, the realization of which is not more likely than not. The decrease of $0.6 million is primarily attributable to the write-off of a foreign net operating loss carryover of $0.5 million that was subject to a full valuation reserve, as the Company determined it will not generate future income of a certain character to realize the loss carryforward. The remaining valuation allowance is attributable to state NOLs and credits.

	Beginning				Ending
	Balance	Additions	Acquisitions	Deductions	Balance
Fiscal year ended December 27, 2015	$2,288	$623	$—	$(624)	$2,287
Fiscal year ended December 28, 2014	3,952	—	—	(1,664)	2,288
Fiscal year ended December 29, 2013	13,354	—	—	(9,402)	3,952

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

A reconciliation of the beginning and ending amount of gross unrecognized tax positions is as follows:

	Fiscal year ended
	December 27, 2015	December 28, 2014	December 29, 2013
Gross unrecognized tax positions at beginning of year	$8,242	$6,905	$8,507
Increase for tax positions related to prior periods	—	1,300	—
Decrease for tax positions related to prior periods	—	—	—
Increase for tax positions related to the current period	558	204	2,569
Decrease related to settlement with tax authorities	—	—	(4,122)
Reductions due to lapse of applicable statutes of limitations	(189)	(167)	(49)
Gross unrecognized tax positions at end of year	$8,611	$8,242	$6,905

The Company's liability for unrecognized tax positions as of December 27, 2015 was $8.6 million, reflecting a net increase of $0.4 million. Net expense of $0.1 million was recognized in the provision for income taxes resulting primarily from an increase in uncertainties related to current year state matters, offset by the expiration of statutes of limitations on similar uncertainties. The amount that, if recognized, would impact the effective tax rate as of December 27, 2015 was $2.8 million. We anticipate subsequent adjustments, if any, to not be material to our financial statements.

From time to time, various taxing authorities may audit the Company's tax returns. It is reasonably possible that a decrease in the uncertain tax positions of approximately $0.2 million may occur within the next twelve months due to the lapse of certain statutes of limitations or resolution of uncertainties.

The Company recorded a net (expense)/benefit for interest and penalties associated with uncertain tax positions of $(0.1) million, $0.0 million and $0.2 million, to the provision for income taxes for the fiscal years ended December 27, 2015, December 28, 2014 and December 29, 2013, respectively. The Company's liability includes accrued interest and penalties of $0.2 million and $0.1 million as of December 27, 2015 and December 28, 2014, respectively.

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

17. Quarterly Results (Unaudited)

Summarized quarterly financial data is presented below

	Quarter Ended
	March 2015	June 2015	September 2015	December 2015	Fiscal 2015
	13 weeks	13 weeks	13 weeks	13 weeks	52 weeks
Net sales	$665,281	$631,746	$636,287	$722,478	$2,655,792
Cost of products sold	493,564	462,637	459,432	499,653	1,915,286
Gross profit	171,717	169,109	176,855	222,825	740,506

Net earnings	41,536	43,679	48,098	79,195	212,508
Net earnings per share (1)
Basic	$0.36	$0.38	$0.41	$0.68	$1.83
Weighted average shares outstanding-basic	115,906	116,031	116,085	116,105	116,032
Diluted	$0.35	$0.37	$0.41	$0.67	$1.81
Weighted average shares outstanding-diluted	117,036	117,281	117,470	117,503	117,323
Dividends declared	$0.235	$0.235	$0.255	$0.255	$0.98
Market price - high	$40.89	$47.35	$47.41	$44.75	$47.41
Market price - low	$34.77	$39.79	$43.21	$40.27	$34.77

	Quarter Ended
	March 2014	June 2014	September 2014	December 2014	Fiscal 2014
	13 weeks	13 weeks	13 weeks	13 weeks	52 weeks
Net sales	$644,039	$617,800	$624,011	$705,333	$2,591,183
Cost of products sold	477,378	455,583	460,109	516,915	1,909,985
Gross profit	166,661	162,217	163,902	188,418	681,198

Net earnings	40,748	35,584	135,957	36,129	248,418

Net earnings per share (1)
Basic	$0.35	$0.31	$1.17	$0.31	$2.15
Weighted average shares outstanding-basic	115,592	115,690	115,728	115,780	115,698
Diluted	$0.35	$0.30	$1.16	$0.31	$2.13
Weighted average shares outstanding-diluted	116,687	116,901	117,004	116,950	116,885
Dividends declared	$0.21	$0.21	$0.24	$0.24	$0.89
Market price - high	$29.56	$35.67	$34.21	$35.85	$35.85
Market price - low	$26.09	$28.64	$30.03	$31.34	$26.09

(1) The sum of the individual per share amounts may not add due to rounding.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Net earnings during fiscal 2015 and fiscal 2014 were affected by the following charges (credits):

	Quarter Ended
	March 2015	June 2015	September 2015	December 2015	Fiscal 2015
	13 weeks	13 weeks	13 weeks	13 weeks	52 weeks
Cost of products sold
Acquisition integration costs (a)	2,489	1,677	2,011	2,448	8,625

Other expense (income), net
Boulder Brands acquisition costs (b)	—	—	—	1,713	1,713
Foreign exchange losses (gains) (c)	2,278	(700)	2,102	1,051	4,731

	Quarter Ended
	March 2014	June 2014	September 2014	December 2014	Fiscal 2014
	13 weeks	13 weeks	13 weeks	13 weeks	52 weeks
Cost of products sold
Stock compensation expense (d)	$—	$—	$—	$2,644	$2,644
Termination of Hillshire merger fee agreement related costs (e)	—	—	1,452	1,438	2,890
Garden Protein acquisition costs (f)	—	—	—	636	636

Marketing and selling expenses
Stock compensation expense (d)	—	—	—	3,317	3,317
Termination of Hillshire merger fee agreement related costs (e)	—	—	975	988	1,963

Administrative expenses
Stock compensation expense (d)	—	—	—	17,676	17,676
Termination of Hillshire merger fee agreement related costs (e)	—	—	1,121	1,108	2,229

Research and development expenses
Stock compensation expense (d)	—	—	—	94	94
Termination of Hillshire merger fee agreement, net of costs (e)	—	—	165	162	327

Termination of Hillshire merger fee agreement, net of costs (e)	—	2,085	(155,073)	6	(152,982)

Other expense (income), net
Garden Protein acquisition costs (f)	—	—	—	3,776	3,776

(a)	The Company recorded integration costs related to the Garden Protein and Wish-Bone acquisitions.

(b)	Boulder Brands acquisition costs primarily consist of legal, accounting and other professional fees. This is explained in greater detail in Note 19 to the Consolidated Financial Statements.

(c)	The Company recorded foreign exchange losses from intra-entity loans resulting from the Garden Protein acquisition that are anticipated to be settled in the foreseeable future.

(d)
The Company recorded approximately $23.7 million of equity based compensation expense resulting from the Liquidity event. This is explained in greater detail in Note 5 to the Consolidated Financial Statements and is primarily recorded in Administration expense.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

(e)
The Company recorded a merger termination fee payment, net of costs incurred related to the terminated merger agreement for the sale of the Company to The Hillshire Brands Company ("Hillshire"). This is explained in greater detail in Note 7 to the Consolidated Financial Statements.

(f)
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
The following condensed consolidating financial information presents:

(1)	(a) Condensed consolidating balance sheets as of December 27, 2015 and December 28, 2014.
(b) The related condensed consolidating statements of operations and comprehensive earnings for the Company, Pinnacle Foods Finance, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Fiscal year ended December 27, 2015;
ii. Fiscal year ended December 28, 2014; and
iii. Fiscal year ended December 29, 2013.

(c) The related condensed consolidating statements of cash flows for the Company, Pinnacle Foods Finance, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Fiscal year ended December 27, 2015;
ii. Fiscal year ended December 28, 2014; and
iii. Fiscal year ended December 29, 2013.

(2)	Elimination entries necessary to consolidate the Company, Pinnacle Foods Finance with its guarantor subsidiaries and non-guarantor subsidiaries.
Investments in subsidiaries are accounted for by the parent using the equity method of accounting. The guarantor subsidiaries and non-guarantor subsidiaries are presented on a combined basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions and include a reclassification entry of net non-current deferred tax assets to non-current deferred tax liabilities.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Balance Sheet December 27, 2015

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$—	$177,669	$2,880	$—	$180,549
Accounts receivable, net	—	—	214,690	5,046	—	219,736
Intercompany accounts receivable	92,475	—	725,074	—	(817,549)	—
Inventories, net	—	—	392,404	10,697	—	403,101
Other current assets	—	470	11,860	1,347	—	13,677
Deferred tax assets	—	1,670	38,516	385	—	40,571
Total current assets	92,475	2,140	1,560,213	20,355	(817,549)	857,634
Plant assets, net	—	—	615,123	15,986	—	631,109
Investment in subsidiaries	1,744,015	2,428,472	26,433	—	(4,198,920)	—
Intercompany note receivable	—	2,084,130	8,398	9,800	(2,102,328)	—
Tradenames	—	—	1,996,800	4,248	—	2,001,048
Other assets, net	—	16,855	118,621	808	—	136,284
Deferred tax assets	—	332,372	—	—	(332,372)	—
Goodwill	—	—	1,692,715	21,293	—	1,714,008
Total assets	$1,836,490	$4,863,969	$6,018,303	$72,490	$(7,451,169)	$5,340,083
Current liabilities:
Short-term borrowings	$—	$—	$2,225	$—	$—	$2,225
Current portion of long-term obligations	—	5,250	9,515	82	—	14,847
Accounts payable	—	—	206,082	4,957	—	211,039
Intercompany accounts payable	—	815,100	—	2,449	(817,549)	—
Accrued trade marketing expense	—	—	44,096	2,132	—	46,228
Accrued liabilities	163	18,152	79,468	2,727	—	100,510
Dividends payable	30,798	—	—		—	30,798
Total current liabilities	30,961	838,502	341,386	12,347	(817,549)	405,647
Long-term debt	—	2,258,528	14,055	349	—	2,272,932
Intercompany note payable	—	—	2,075,113	27,215	(2,102,328)	—
Pension and other postretirement benefits	—	—	63,454	—	—	63,454
Other long-term liabilities	—	22,924	28,195	3,387	—	54,506
Deferred tax liabilities	—	—	1,067,628	2,759	(332,372)	738,015
Total liabilities	30,961	3,119,954	3,589,831	46,057	(3,252,249)	3,534,554
Commitments and contingencies (Note 13)
Shareholder’s equity:
Pinnacle Common Stock	$1,176	$—	$—	$—	$—	1,176
Additional paid-in-capital	1,378,521	1,379,697	1,301,642	20,476	(2,701,815)	1,378,521
Retained earnings	517,330	423,706	1,169,032	14,212	(1,606,950)	517,330
Accumulated other comprehensive loss	(59,388)	(59,388)	(42,202)	(8,255)	109,845	(59,388)
Capital stock in treasury	(32,110)	—	—	—	—	(32,110)
Total shareholders' equity	1,805,529	1,744,015	2,428,472	26,433	(4,198,920)	1,805,529
Total liabilities and shareholders' equity	$1,836,490	$4,863,969	$6,018,303	$72,490	$(7,451,169)	$5,340,083

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings (Loss) For the fiscal year ended December 27, 2015

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$2,635,141	$118,194	$(97,543)	$2,655,792
Cost of products sold	—	—	1,915,267	96,545	(96,526)	1,915,286
Gross profit	—	—	719,874	21,649	(1,017)	740,506
Operating expenses
Marketing and selling expenses	—	—	168,239	8,463	—	176,702
Administrative expenses	—	—	100,556	6,448	—	107,004
Research and development expenses	—	—	12,492	500	—	12,992
Intercompany royalties	—	—	—	20	(20)	—
Intercompany technical service fees	—	—	—	997	(997)	—
Other expense (income), net	—	3,663	15,338	105	—	19,106
Equity in (earnings) loss of investees	(212,508)	(226,847)	(3,235)	—	442,590	—
Total operating (income) expenses	(212,508)	(223,184)	293,390	16,533	441,573	315,804
Earnings (loss) before interest and taxes	212,508	223,184	426,484	5,116	(442,590)	424,702
Intercompany interest (income) expense	—	(68,701)	67,657	1,044	—	—
Interest expense	—	86,745	1,727	41	—	88,513
Interest income	—	—	163	35	—	198
Earnings (loss) before income taxes	212,508	205,140	357,263	4,066	(442,590)	336,387
Provision (benefit) for income taxes	—	(7,368)	130,416	831	—	123,879
Net earnings (loss)	$212,508	$212,508	$226,847	$3,235	$(442,590)	$212,508

Total comprehensive earnings (loss)	$190,854	$190,854	$217,931	$(1,747)	$(407,038)	$190,854

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings (Loss) For the fiscal year ended December 28, 2014

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$2,563,730	$82,722	$(55,269)	$2,591,183
Cost of products sold	—	—	1,894,503	69,655	(54,173)	1,909,985
Gross profit	—	—	669,227	13,067	(1,096)	681,198
Operating expenses
Marketing and selling expenses	—	—	171,267	6,105	—	177,372
Administrative expenses	—	742	112,180	4,353	—	117,275
Research and development expenses	—	—	11,209	72	—	11,281
Intercompany royalties	—	—	—	37	(37)	—
Intercompany technical service fees	—	—	—	1,059	(1,059)	—
Termination fee received, net of costs, associated with the Hillshire merger agreement	(152,982)	—	—	—	—	(152,982)
Other expense (income), net	—	2,620	13,177	184	—	15,981
Equity in (earnings) loss of investees	(154,793)	(173,467)	(473)	—	328,733	—
Total operating expenses	(307,775)	(170,105)	307,360	11,810	327,637	168,927
Earnings before interest and taxes	307,775	170,105	361,867	1,257	(328,733)	512,271
Intercompany interest (income) expense	—	(66,993)	66,486	507	—	—
Interest expense	—	94,144	1,999	31	—	96,174
Interest income	—	—	62	59	—	121
Earnings before income taxes	307,775	142,954	293,444	778	(328,733)	416,218
Provision (benefit) for income taxes	59,357	(11,839)	119,977	305	—	167,800
Net earnings	$248,418	$154,793	$173,467	$473	$(328,733)	$248,418

Total comprehensive earnings	$218,181	$124,556	$159,409	$(390)	$(283,575)	$218,181

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Cash Flows For the fiscal year ended December 27, 2015
	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$(12,155)	$394,876	$(9,810)	$—	$372,911
Cash flows from investing activities
Intercompany accounts receivable/payable	—	128,891	(14,400)	—	(114,491)	—
Repayments of intercompany loans	—	—	(801)	—	801	—
Payments for business acquisition	—	—	1,102	—	—	1,102
Investment in subsidiary	111,486	—	—	—	(111,486)	—
Capital expenditures	—	—	(101,353)	(7,124)	—	(108,477)
Sale of plant assets	—	—	1,618	—	—	1,618
Net cash (used in) provided by investing activities	111,486	128,891	(113,834)	(7,124)	(225,176)	(105,757)
Cash flows from financing activities
Proceeds from issuance of common stock	1,231	—	—	—	—	1,231
Excess tax benefits on stock-based compensation	1,442	—	—	—	—	1,442
Taxes paid related to net share settlement of equity awards	(2,401)	—	—	—	—	(2,401)
Dividends paid	(111,758)	—	—	—	—	(111,758)
Repayments of long-term obligations	—	(5,250)	(3,620)	—	—	(8,870)
Proceeds from short-term borrowing	—	—	4,261	—	—	4,261
Repayments of short-term borrowing	—	—	(4,480)	—	—	(4,480)
Intercompany accounts receivable/payable	—	—	(128,891)	14,400	114,491	—
Return of capital	—	(111,486)	—	—	111,486	—
Intercompany loans	—	—	—	801	(801)	—
Repayment of capital lease obligations	—	—	(3,585)	—	—	(3,585)
Net cash (used in) provided by financing activities	(111,486)	(116,736)	(136,315)	15,201	225,176	(124,160)
Effect of exchange rate changes on cash	—	—	—	(922)	—	(922)
Net change in cash and cash equivalents	—	—	144,727	(2,655)	—	142,072
Cash and cash equivalents - beginning of period	—	—	32,942	5,535	—	38,477
Cash and cash equivalents - end of period	$—	$—	$177,669	$2,880	$—	$180,549

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Cash Flows For the fiscal year ended December 28, 2014

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$149,982	$(65,834)	$472,484	$(5,922)	$—	$550,710
Cash flows from investing activities
Intercompany accounts receivable/payable	(14,599)	—	(333,136)	—	347,735	—
Repayments of intercompany loans	—	119,814	—		(119,814)	—
Payments for business acquisition	—	—	(169,373)	—	—	(169,373)
Investment in subsidiary	—	(169,373)	—	—	169,373	—
Capital expenditures	—	—	(102,967)	—	—	(102,967)
Sale of plant assets	—	—	2,328	—	—	2,328
Net cash (used in) provided by investing activities	(14,599)	(49,559)	(603,148)	—	397,294	(270,012)
Cash flows from financing activities
Proceeds from issuance of common stock	489	—	—	—	—	489
Excess tax benefits on stock-based compensation	905	—	—	—	—	905
Taxes paid related to net share settlement of equity awards	(3,061)	—	—	—	—	(3,061)
Dividends paid	(101,606)	—	—	—	—	(101,606)
Repayments of long-term obligations	—	(217,392)	(2,575)	—	—	(219,967)
Proceeds from short-term borrowing	—	—	4,757	—	—	4,757
Repayments of short-term borrowing	—	—	(4,799)	—	—	(4,799)
Borrowings under revolving credit facility	—	65,000	—	—	—	65,000
Repayments of revolving credit facility	—	(65,000)	—	—	—	(65,000)
Intercompany accounts receivable/payable	—	333,043	14,692		(347,735)	—
Parent investment	—	—	169,373	—	(169,373)	—
Repayments of intercompany loans	—	—	(119,814)	—	119,814	—
Repayment of capital lease obligations	—	—	(2,373)	—	—	(2,373)
Purchase of stock for treasury	(32,110)	—	—	—	—	(32,110)
Debt acquisition costs	—	(258)	—	—	—	(258)
Net cash (used in) provided by financing activities	(135,383)	115,393	59,261	—	(397,294)	(358,023)
Effect of exchange rate changes on cash	—	—	—	(937)	—	(937)
Net change in cash and cash equivalents	—	—	(71,403)	(6,859)	—	(78,262)
Cash and cash equivalents - beginning of period	—	—	104,345	12,394	—	116,739
Cash and cash equivalents - end of period	$—	$—	$32,942	$5,535	$—	$38,477

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

19. Subsequent Events

Boulder Brands acquisition

On January 15, 2016, the Company acquired 100% of the capital stock of Boulder Brands Inc. ("Boulder") which manufactures a portfolio of health and wellness brands, including Udi's and Glutino gluten-free products, EVOL natural frozen meal offerings, and Smart Balance refrigerated and shelf-stable spreads and Earth Balance plant based refrigerated and shelf-stable spreads. The acquisition expands Pinnacle's presence in growing and complementary health and wellness categories and in the natural and organic retail channels. Annual net sales of Boulder were $517 million in 2014 and the cost of the acquisition, net of cash acquired, was approximately $982.0 million, which included the repayment of Boulder's existing debt.

The acquisition was financed through borrowings of $550.0 million in new term loans due 2023, $350.0 million of 5.875% Senior Notes due 2024 and cash on hand. Total acquisition costs of approximately $34.0 million are expected to be incurred, of which $2.1 million was incurred in the fourth quarter of 2015. Included in this total is approximately $25.0 million of debt acquisition costs, including original issue discount. As a result of the acquisition, the Company's net leverage ratio is expected to increase above 4.25:1.0 which will result in a 25 basis point interest rate step-up on existing term loans. The step-up will take effect in the second quarter of 2016.

The initial accounting for the business combination in accordance with the authoritative guidance is incomplete at this time. As a result, we are unable to provide pro forma information or amounts recognized as of the acquisition date for major classes of assets and liabilities acquired and resulting from the transaction, including the information required for identified intangible assets.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 27, 2015. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective at a level of reasonable assurance.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 27, 2015. In making this assessment, management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes that, as of December 27, 2015, the Company's internal control over financial reporting is effective based on those criteria.

/s/ Robert J. Gamgort
Robert J. Gamgort
Chief Executive Officer

/s/ Craig Steeneck
Craig Steeneck
Executive Vice President and Chief Financial Officer

(c) Attestation Report of the Registered Public Accounting Firm.

The effectiveness of the Company's internal control over financial reporting as of December 27, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(d) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 27, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:    OTHER INFORMATION

Rule 10b5-1 Plans
Our policy governing transactions in our securities by our directors, officers and employees permits such persons to adopt stock trading plans pursuant to Rule 10b5-1 promulgated by the SEC under the Securities Exchange Act of 1934, as amended. Our directors, officers and employees have in the past and may from time to time establish such stock trading plans. We do not undertake any obligation to disclose, or to update or revise any disclosure regarding, any such plans and specifically do not undertake to disclose the adoption, amendment, termination or explanation of any such plans.

Annual Meeting Date

The Board of Directors of the Company has fixed the date of the 2016 Annual Meeting of Stockholders for May 25, 2016.

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

Financial Statement Schedules: Schedule I - Condensed Financial Statements (Parent Company)

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference from Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Pinnacle Foods Inc.		8-K	3.1	4/3/13
3.2	Second Amended and Restated Bylaws of Pinnacle Foods Inc.		8-K	3.1	2/16/16
4.1	Form of Stock Certificate for Common Stock		S-1/A	4.1	3/7/13
4.2	Senior Notes Indenture dated as of April 29, 2013 among Pinnacle Foods Finance LLC and Pinnacle Foods Finance Corp., the Guarantors listed therein and Wilmington Trust Company, as Trustee		8-K	4.1	4/30/13
10.1	Second Amended and Restated Credit Agreement dated April 29, 2013 among Pinnacle Foods Finance LLC, Peak Finance Holdings, LLC, Barclays Banks PLC and the Other Lenders Party thereto		8-K	10.1	4/30/13
10.2	First Amendment to Second Amended and Restated Credit Agreement dated October 1, 2013 among Pinnacle Foods Finance LLC, Peak Finance Holdings LLC, the Guarantors Party thereto, Barclays Bank Plc and the Other Lenders Party thereto		8-K	10.1	10/1/13
10.3	Second Amendment to Amended and Restated Credit Agreement dated April 29, 2013 among Pinnacle Foods Finance LLC, Peak Finance Holdings LLC, the Guarantors Party hereto, Barclays Bank Plc, Bank of America, NA and the Other Lenders Party thereto		8-K	10.2	4/30/13
10.4	Guaranty, dated as of April 2, 2007, among Peak Finance Holdings LLC, certain Subsidiaries of Pinnacle Foods Finance LLC and Holdings identified therein and Lehman Commercial Paper Inc. (filed under Pinnacle Foods Finance LLC)		S-4	4.10	12/21/07
10.5	Intellectual Property Security Agreement, dated as of April 2, 2007, among Peak Finance LLC (to be merged with and into Pinnacle Foods Finance LLC) as Borrower, Peak Finance Holdings, LLC as Holdings, certain Subsidiaries of Borrower and Holdings identified therein and Lehman Commercial Paper Inc. (filed under Pinnacle Foods Finance LLC)		S-4	4.11	12/21/07
10.6	Parent Guaranty, dated as of April 29, 2013, between Pinnacle Foods Inc. and Barclays Bank PLC		S-1	10.7	11/26/13
10.7	Parent Security Agreement dated as of April 29, 2013, between Pinnacle Foods Inc. and Barclays Bank PLC		S-1	10.8	11/26/13
10.8	Securities Purchase Agreement, dated as of November 13, 2014, between Pinnacle Foods Inc. and Garden Protein International, Inc.		8-K	2.1	11/14/14
10.9	Agreement and Plan of Merger, dated as of November 24, 2015, by and among Pinnacle Foods Inc., Slope Acquisition Inc. and Boulder Brands, Inc.		8-K	2.1	11/24/15
10.10	Modification of the Pinnacle Foods Inc. (formerly Crunch Holding Corp.) 2007 Stock Incentive Plan Form of Nonqualified Stock Option Agreement (filed under Pinnacle Foods Finance LLC)		10-K	10.42	3/5/13
10.11	Pinnacle Foods Inc. 2013 Omnibus Incentive Plan		8-K	10.3	4/3/13
10.12	Form of Restricted Stock Agreement under 2013 Omnibus Incentive Plan		10-Q	10.7	5/15/13
10.13	Form of Restricted Stock Agreement (Conversion Replacement Award)		S-1/A	10.45	3/7/13

10.14	Form of Nonqualified Stock Option Agreement under 2013 Omnibus Incentive Plan		S-1/A	10.46	3/7/13
10.15
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
			10-Q	10.10	5/11/11
10.16	Trademark License Agreement by and between The Dial Corporation and Conagra, Inc., dated July 1, 1995 (filed under Pinnacle Foods Group Inc.)		10-K	10.33	12/25/05
10.17	Swanson Trademark License Agreement (U.S.) by and between CSC Brands, Inc. and Vlasic International Brands Inc., dated as of March 24, 1998 (filed under Pinnacle Foods Group Inc.)		S-4	10.27	8/20/04
10.18	Swanson Trademark License Agreement (Non-U.S.) by and between Campbell Soup Company and Vlasic International Brands Inc., dated as of March 26, 1998 (filed under Pinnacle Foods Group Inc.)		S-4	10.28	8/20/04
10.19	Trademark License Agreement, dated as of July 9, 1996, by and between The Quaker Oats Company, The Quaker Oats Company of Canada Limited and Van de Kamp’s Inc. (filed under Pinnacle Foods Finance LLC)		S-4	10.21	12/21/07
10.20	Trademark License Agreement, dated August 19, 2002, by and between Voila Bakeries, Inc. and Agrilink Food Foods, Inc.		10-Q	10.1	5/9/12
10.21	Technology Sharing Agreement by and between Campbell Soup Company and Vlasic Foods International Inc., dated as of March 26, 1998 (filed under Pinnacle Foods Group Inc.)		S-4	10.29	8/20/04
10.22*	Pinnacle Foods Inc. (formerly Crunch Holding Corp.) 2007 Stock Incentive Plan, effective as of August 8, 2007 (filed under Pinnacle Foods Finance LLC)		S-4	10.19	12/21/07
10.23*	Pinnacle Foods Inc. (formerly Crunch Holding Corp.) 2007 Stock Incentive Plan Form of Nonqualified Stock Option Agreement (filed under Pinnacle Foods Finance LLC)		S-4	10.20	12/21/07
10.24*	Modification of the Pinnacle Foods Inc. (formerly Crunch Holding Corp.) 2007 Stock Incentive Plan Form of Nonqualified Stock Option Agreement (filed under Pinnacle Foods Finance LLC)		10-K	10.27	3/3/09
10.25	Lease, dated April 15, 2010, between Woodcrest Road Associates, L.P. and Pinnacle Foods Group LLC (Cherry Hill, New Jersey) (filed under Pinnacle Foods Finance LLC)		10-Q	10.40	8/9/10
10.26	Lease, dated December 14, 2010 between Jeffroad Green, LLC and Pinnacle Foods Group LLC (Parsippany, New Jersey) (filed under Pinnacle Foods Finance LLC)		10-Q	10.45	5/11/11
10.27	First Amendment to Lease Agreement, dated July 28, 2011, by and between Jeffroad Green, LLC and Pinnacle Foods Group LLC	X
10.28	Second Amendment to Lease Agreement, dated February 2, 2012, by and between Jeffroad Green, LLC and Pinnacle Foods Group LLC	X
10.29	Third Amendment to Lease Agreement, dated May 2, 2012, by and between Jeffroad Green, LLC and Pinnacle Foods Group LLC	X
10.30*	Terms of Employment letter dated February 7, 2011 (Antonio F. Fernandez) (filed under Pinnacle Foods Finance LLC)		10-K	10.43	3/10/11
10.31*	Modification of the Pinnacle Foods Inc. (formerly Crunch Holding Corp.) 2007 Stock Incentive Plan Form of Nonqualified Stock Option Agreement (filed under Pinnacle Foods Finance LLC)		10-K	10.42	3/5/13
10.32*	Form of Nonqualified Stock Option Agreement under 2013 Omnibus Incentive Plan		10-Q	10.2	11/13/13

10.33*	Form of Restricted Stock Agreement under 2013 Omnibus Incentive Plan		10-Q	10.1	11/13/13
10.34*	Form of 2014 Performance Share Unit Agreement under 2013 Omnibus Incentive Plan		10-Q	10.3	5/14/2014
10.35*	Form of 2015 Performance Restricted Share Agreement under 2013 Omnibus Incentive Plan		10-Q	10.1	4/30/15
10.36	Form of Restricted Sock Award Agreement (Directors)		10-K	10.40	3/6/14
12.1	Computation of Ratios of Earnings to Fixed Charges	X
21.1	List of Subsidiaries	X
23.1	Consent of Deloitte & Touche LLP	X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer	X
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2**	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
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

PARENT COMPANY INFORMATION
PINNACLE FOODS INC
SCHEDULE I - CONDENSED FINANCIAL STATEMENTS
(thousands of dollars)

STATEMENTS OF OPERATIONS

	Fiscal year ended
	December 27, 2015	December 28, 2014	December 29, 2013
Termination fee received, net of costs, associated with the Hillshire merger agreement	$—	$152,982	$—
Equity in earnings of investees	212,508	154,793	89,349
Earnings before interest and taxes	212,508	307,775	89,349
Provision for income taxes	—	59,357	—
Net earnings	$212,508	$248,418	$89,349
Comprehensive earnings	$190,854	$218,181	$143,405

BALANCE SHEETS

	December 27, 2015	December 28, 2014
Current Assets:
Due from subsidiaries	92,475	89,361
Total current assets	92,475	89,361
Non current assets:
Investment in subsidiaries	1,744,015	1,652,475
Total assets	$1,836,490	$1,741,836

Current liabilities:
Accrued liabilities	163	—
Dividends payable	30,798	27,847
Total liabilities	$30,961	$27,847

Commitment and contingencies:
Shareholders' equity	1,805,529	1,713,989
Total liabilities and shareholders’s equity	$1,836,490	$1,741,836

STATEMENTS OF CASH FLOWS

	Fiscal year ended
	December 27, 2015	December 28, 2014	December 29, 2013
Cash flows from operating activities
Net earnings	$212,508	$248,418	$89,349
Non-cash credits to net earnings
Deferred taxes	—	56,357	—
Equity in (earnings) of investees	(212,508)	(154,793)	(89,349)
Net cash provided by operating activities	—	149,982	—

Cash flows from investing activities
Reduction (increase) in investment in subsidiaries	111,486	(14,599)	(583,098)
Net cash (used) provided by investing activities	111,486	(14,599)	(583,098)

Cash flows from financing activities
Equity contributions	1,231	489	624,953
Dividends paid	(111,758)	(101,606)	(41,664)
Excess tax benefits on stock-based compensation	1,442	905	—
Taxes paid related to net share settlement of equity awards	(2,401)	(3,061)	—
Purchase of stock for treasury	—	(32,110)	—
Repurchase of equity	—	—	(191)
Net cash provided (used) by financing activities	(111,486)	(135,383)	583,098

Cash and cash equivalents - beginning of period	—	—	—
Cash and cash equivalents - end of period	$—	$—	$—

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, in the City of Parsippany, New Jersey, on February 25, 2016 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FOODS INC.

By:	/s/ Craig Steeneck
Name:	Craig Steeneck
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	February 25, 2016

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert J. Gamgort	Chief Executive Officer and Director	February 25, 2016
By: Robert J. Gamgort	(Principal Executive Officer)

/s/ Craig Steeneck	Executive Vice President and Chief Financial Officer	February 25, 2016
By: Craig Steeneck	(Principal Financial Officer and Principal Accounting Officer)

/s/ Roger Deromedi	Chairman of the Board and Director	February 25, 2016
By: Roger Deromedi

/s/ Ann Fandozzi	Director	February 25, 2016
By: Ann Fandozzi

/s/ Yannis Skoufalos	Director	February 25, 2016
By: Yannis Skoufalos

/s/ Mark A. Jung	Director	February 25, 2016
By: Mark A. Jung

/s/ Jane Nielsen	Director	February 25, 2016
By: Jane Nielsen

/s/ Muktesh Pant	Director	February 25, 2016
By: Muktesh Pant

/s/ Raymond P. Silcock	Director	February 25, 2016
By: Raymond P. Silcock