Form 10-Q
period 2016-03-27
Pinnacle Foods Inc.
filed 2016-04-28
CIK 1564822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2016
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

The Registrant had 116,827,778 shares of common stock, $0.01 par value, outstanding at April 25, 2016.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(thousands, except per share amounts)

	Three months ended
	March 27, 2016	March 29, 2015
Net sales	$754,255	$665,281
Cost of products sold	555,688	493,564
Gross profit	198,567	171,717

Marketing and selling expenses	58,898	47,009
Administrative expenses	45,888	27,786
Research and development expenses	4,185	3,052
Other expense (income), net	9,315	5,401
	118,286	83,248
Earnings before interest and taxes	80,281	88,469
Interest expense	31,640	21,628
Interest income	77	153
Earnings before income taxes	48,718	66,994
Provision for income taxes	23,881	25,458
Net earnings	24,837	41,536
Less: Net earnings attributable to non-controlling interest	1	—
Net earnings attributable to Pinnacle Foods, Inc. and Subsidiaries common stockholders	$24,836	$41,536

Net earnings per share attributable to Pinnacle Foods, Inc. and Subsidiaries common stockholders:
Basic	$0.21	$0.36
Weighted average shares outstanding - basic	116,117	115,906
Diluted	$0.21	$0.35
Weighted average shares outstanding - diluted	117,613	117,036
Dividends declared	$0.255	$0.235
See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (unaudited)
(thousands)

	Three months ended
	March 27, 2016			March 29, 2015
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings			$24,837			$41,536
Other comprehensive earnings (loss)
Foreign currency translation:
Foreign currency translation adjustments	5,443	—	5,443	(2,566)	995	(1,571)
Cash-flow hedges:
Unrealized gains (losses) arising during the period	(11,121)	4,274	(6,847)	(12,616)	4,899	(7,717)
Reclassification adjustment for (gains) losses included in net earnings	1,386	(549)	837	(310)	227	(83)
Pension:
Reclassification of net actuarial loss included in net earnings	308	(117)	191	275	(105)	170
Other comprehensive earnings (loss)	(3,984)	3,608	(376)	(15,217)	6,016	(9,201)
Total comprehensive earnings			24,461			32,335
Less: Comprehensive income attributable to non-controlling interest			1			—
Comprehensive earnings attributable to Pinnacle Foods Inc. and Subsidiaries			$24,460			$32,335

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
(thousands, except share and per share amounts)

	March 27, 2016	December 27, 2015
Current assets:
Cash and cash equivalents	$81,439	$180,549
Accounts receivable, net of allowances of $9,960 and $7,902, respectively	309,295	219,736
Inventories	444,085	403,101
Other current assets	14,776	13,677
Deferred tax assets	80,346	40,571
Total current assets	929,941	857,634
Plant assets, net of accumulated depreciation of $429,677 and $408,294, respectively	693,020	631,109
Tradenames	2,540,890	2,001,048
Other assets, net	186,099	120,364
Goodwill	2,166,730	1,714,008
Total assets	$6,516,680	$5,324,163

Current liabilities:
Short-term borrowings	$2,219	$2,225
Current portion of long-term obligations	21,052	14,847
Accounts payable	242,800	211,039
Accrued trade marketing expense	56,430	46,228
Accrued liabilities	131,855	100,510
Dividends payable	30,959	30,798
Total current liabilities	485,315	405,647
Long-term debt	3,133,226	2,257,012
Pension and other postretirement benefits	64,375	63,454
Other long-term liabilities	60,786	54,506
Deferred tax liabilities	967,674	738,015
Total liabilities	4,711,376	3,518,634
Commitments and contingencies (Note 13)
Shareholders' equity:
Pinnacle preferred stock: $.01 per share, 50,000,000 shares authorized, none issued	—	—
Pinnacle common stock: par value $.01 per share, 500,000,000 shares authorized; issued 117,617,915 and 117,619,695, respectively	1,176	1,176
Additional paid-in-capital	1,382,963	1,378,521
Retained earnings	512,326	517,330
Accumulated other comprehensive loss	(59,764)	(59,388)
Capital stock in treasury, at cost, 1,000,000 common shares	(32,110)	(32,110)
Total Pinnacle Foods Inc. and Subsidiaries stockholders' equity	1,804,591	1,805,529
Non-controlling interest	713	—
Total Equity	1,805,304	1,805,529
Total liabilities and equity	$6,516,680	$5,324,163

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands)

	Three months ended
	March 27, 2016	March 29, 2015
Cash flows from operating activities
Net earnings	$24,837	$41,536
Non-cash charges (credits) to net earnings
Depreciation and amortization	24,917	20,867
Amortization of debt acquisition costs and discount on term loan	2,246	1,589
Change in value of financial instruments	(3,892)	(110)
Equity-based compensation charges	3,910	3,469
Pension expense, net of contributions	1,135	(2,085)
Other long-term liabilities	(468)	54
Other long-term assets	(1,635)	—
Foreign exchange (gains) / losses	(784)	2,279
Deferred income taxes	12,551	18,499
Changes in working capital (net of effects of acquisition)
Accounts receivable	(47,189)	(20,909)
Inventories	26,468	10,853
Accrued trade marketing expense	10,113	5,122
Accounts payable	27,173	(1,763)
Accrued liabilities	(13,427)	(8,565)
Other current assets	10,803	161
Net cash provided by operating activities	76,758	70,997
Cash flows from investing activities
Business acquisition activity (net of cash acquired)	(985,365)	—
Capital expenditures	(33,931)	(27,024)
Net cash used in investing activities	(1,019,296)	(27,024)
Cash flows from financing activities
Proceeds from bank term loans	547,250	—
Proceeds from notes offerings	350,000	—
Repayments of long-term obligations	(2,234)	(2,208)
Proceeds from short-term borrowings	1,023	963
Repayments of short-term borrowings	(1,017)	(1,096)
Repayment of capital lease obligations	(1,313)	(730)
Dividends paid	(29,675)	(27,289)
Net proceeds from issuance of common stock	395	508
Excess tax benefits on equity-based compensation	137	802
Taxes paid related to net share settlement of equity awards	—	(2,374)
Debt acquisition costs	(21,262)	—
Net cash provided by (used in) financing activities	843,304	(31,424)
Effect of exchange rate changes on cash	124	(459)
Net change in cash and cash equivalents	(99,110)	12,090
Cash and cash equivalents - beginning of period	180,549	38,477
Cash and cash equivalents - end of period	$81,439	$50,567

Supplemental disclosures of cash flow information:
Interest paid	$19,059	$15,710
Interest received	77	153
Income taxes (refunded) / paid	(3,486)	8,319
Non-cash investing and financing activities:
Dividends payable	30,959	27,924
Accrued additions to plant assets	10,589	13,166

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
(thousands, except share and per share amounts)

	Common Stock		Treasury Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 28, 2014	117,293,745	$1,173	(1,000,000)	$(32,110)	$1,363,129	$419,531	$(37,734)	$—	$1,713,989
Equity-based compensation plans	147,917	1			2,404				2,405
Dividends ($0.235 per share) (a)						(27,416)			(27,416)
Comprehensive earnings						41,536	(9,201)		32,335
Balance, March 29, 2015	117,441,662	$1,174	(1,000,000)	$(32,110)	$1,365,533	$433,651	$(46,935)	$—	$1,721,313

Balance, December 27, 2015	117,619,695	$1,176	(1,000,000)	$(32,110)	$1,378,521	$517,330	$(59,388)	$—	$1,805,529
Equity-based compensation plans	(1,780)	—			4,442				4,442
Dividends ($0.255 per share) (b)						(29,840)			(29,840)
Non-controlling interest in acquisition								712	712
Comprehensive earnings						24,836	(376)	1	24,461
Balance, March 27, 2016	117,617,915	$1,176	(1,000,000)	$(32,110)	$1,382,963	$512,326	$(59,764)	$713	$1,805,304

(a) $0.235 per share declared February 2015
(b) $0.255 per share declared February 2016

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

1. Summary of Business Activities
Business Overview
Pinnacle Foods Inc. (the "Company") is a leading manufacturer, marketer and distributor of high quality, branded convenience food products, the products and operations of which are managed and reported in four operating segments: (i) Birds Eye Frozen, (ii) Duncan Hines Grocery, (iii) Boulder Brands and (iv) Specialty Foods. The Company’s United States retail frozen vegetables (Birds Eye), frozen complete bagged meals (Birds Eye Voila!), frozen seafood (Van de Kamp’s and Mrs. Paul’s), plant-based protein frozen products (gardein), full-calorie single-serve frozen dinners and entrées (Hungry-Man), frozen breakfast (Aunt Jemima), frozen and refrigerated bagels (Lender’s), and frozen pizza for one (Celeste) are reported in the Birds Eye Frozen segment. The Company’s baking mixes and frostings (Duncan Hines), shelf-stable pickles (Vlasic), liquid and dry-mix salad dressings (Wish-Bone and Western), table syrups (Mrs. Butterworth’s and Log Cabin), canned meat (Armour, Nalley and Brooks), pie and pastry fillings (Duncan Hines Comstock and Wilderness), barbecue sauces (Open Pit) and Canadian operations other than gardein are reported in the Duncan Hines Grocery segment. The Boulder Brands segment is comprised of health and wellness brands including gluten-free products (Udi's and Glutino), natural frozen meal offerings (EVOL), refrigerated and shelf-stable spreads (Smart Balance), and plant-based refrigerated and shelf-stable spreads (Earth Balance). The Specialty Foods segment consists of snack products (Tim’s Cascade and Snyder of Berlin) and the Company’s food service and private label businesses, other than Boulder Brands.
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

As of the launch of our initial public offering on April 3, 2013 (the “IPO”), we were a company controlled by Blackstone. Effective September 12, 2014, as a result of Blackstone’s reduced ownership in the Company, we no longer qualified as a “controlled company” under applicable New York Stock Exchange listing standards. On May 8, 2015, Blackstone sold their final 5,000,000 shares in an underwritten public offering. Upon completion of the offering, Blackstone no longer beneficially owned any of the Company's outstanding common stock.

2. Interim Financial Statements

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of March 27, 2016, the results of operations for the three months ended March 27, 2016 and March 29, 2015, and the cash flows for the three months ended March 27, 2016 and March 29, 2015. The results of operations are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 27, 2015.

Recently Adopted Accounting Pronouncements

In 2016, the Company changed the presentation of debt issuance costs in line with the guidance set forth by Accounting Standards Update ("ASU") No. 2015-03 "Simplifying the Presentation of Debt Issuance Costs". The Company now presents such costs in the balance sheet as a direct deduction from the related debt liability, rather than as an asset. Amortization of the costs continue to be reported as interest expense. The changes in presentation were applied retrospectively to all periods presented. As of December 27, 2015 the cumulative effect of these changes on the balance sheet were decreases of $15.9 million in Long-term debt as well as in Other assets, net.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

3. Acquisitions

The Company accounts for business combinations by using the acquisition method of accounting. The following acquisition has been accounted for in accordance with these standards.

Acquisition of Boulder Brands Inc. (the "Boulder acquisition")

On January 15, 2016, the Company acquired 100% of the capital stock of Boulder Brands Inc. ("Boulder") which manufactures a portfolio of health and wellness brands, including Udi's and Glutino gluten-free products, EVOL natural frozen meal offerings, and Smart Balance refrigerated and shelf-stable spreads and Earth Balance plant-based refrigerated and shelf-stable spreads. The Boulder acquisition expands the Company's presence in growing and complementary health and wellness categories and in the natural and organic retail channels.

The Company has preliminarily allocated the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The Company is in the process of completing the valuation of various assets and pre-acquisition contingencies and, therefore, the fair values set forth below are subject to adjustment upon finalizing the valuations. The amount of these potential adjustments could be significant.

The cost of the Boulder acquisition was $1,001,419, which included the repayment of debt. The following table summarizes the preliminary allocation of the total cost of the acquisition to the assets acquired and liabilities assumed:

Assets acquired:
Cash	$16,054
Accounts receivable	42,159
Inventories	67,007
Other current assets	12,143
Deferred tax asset	24,949
Property and equipment	60,255
Tradenames	539,600
Distributor relationships	40,600
Customer relationships	11,400
Other assets	14,087
Goodwill	448,591
Fair value of assets acquired	1,276,845
Liabilities assumed
Accounts payable	16,022
Accrued liabilities	41,140
Capital lease obligations	7,486
Long term deferred tax liability	205,782
Other long-term liabilities	4,282
Non-controlling interest	714
Total cost of acquisition	$1,001,419

Based upon the preliminary allocation, the value assigned to intangible assets and goodwill totaled $1,040.2 million. The goodwill was generated primarily as a result of expected synergies to be achieved because of the Boulder acquisition. Distributor relationships and customer relationships are being amortized on an accelerated basis over 30 and 10 years, respectively. These useful lives are based on an attrition rate based on industry experience, which management believes is appropriate in the Company's circumstances. The Company has also assigned $539.6 million to the value of the tradenames acquired, which is not subject to amortization but

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

is reviewed annually for impairment. Goodwill, which is also not subject to amortization, totaled $448.6 million (tax deductible goodwill of $21.7 million resulted from the Boulder acquisition). The Boulder acquisition will be reported in a newly formed Boulder Brands operating segment.

During the three months ended March 27, 2016, the Boulder acquisition resulted in an additional $100.8 million of net sales and a net loss of $14.1 million, related to Boulder operations from January 15, 2016 to March 27, 2016, which included a $10.4 million charge related to the fair value step-up of inventories acquired and sold during the period, $10.6 million of restructuring costs, primarily severance and $6.8 million of acquisition costs described below.

In accordance with the requirements of the acquisition method of accounting for acquisitions, inventories obtained in the Boulder acquisition were required to be valued at fair value (net realizable value, which is defined as estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity), which is $10.4 million higher than historical manufacturing costs. Cost of products sold for the three months ended March 27, 2016 includes pre-tax charges of $10.4 million related to the inventory acquired, which were subsequently sold.

The Boulder acquisition was financed through borrowings of $550.0 million in incremental term loans ("the Tranche I Term Loans") due 2023, $350.0 million of 5.875% Senior Notes ("the 5.875% Senior Notes) due 2024, $118.3 million of cash on hand, prior to transaction costs of $6.8 million and $1.7 million in the three months ended March 27, 2016 and fiscal year ended December 27, 2015, respectively, and debt acquisition costs of $24.0 million and $0.4 million in the three months ended March 27, 2016 and fiscal year ended December 27, 2015, respectively. The debt acquisition costs, which included original issue discount are being amortized over the life of the associated debt using the effective interest method and are recorded in Long-Term debt on the Consolidated Balance Sheet. For more information, see Note 10 to the Consolidated Financial Statements, Debt and Interest Expense. Included in the acquisition costs of $6.8 million for the three months ended March 27, 2016 are $6.1 million of merger, acquisition and advisory fees and $0.7 million of other costs. The $1.7 million of transaction costs incurred in fiscal 2015 primarily relate to legal, accounting and other professional fees. The transaction costs are recorded in Other expense (income), net in the Consolidated Statements of Operations.

Pro forma Information

The following unaudited pro forma summary presents the Company's consolidated results of operations as if Boulder had been acquired on December 29, 2014. These amounts adjusted Boulder's historical results to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to plant assets and intangible assets had been applied from December 29, 2014, together with the consequential tax effects. These adjustments also reflect the additional interest expense incurred on the debt to finance the purchase. The three months ended March 27, 2016 pro forma earnings were adjusted to exclude the acquisition related and restructuring costs incurred and the nonrecurring expense related to the fair value inventory step-up adjustment. The three months ended March 29, 2015 pro forma earnings were adjusted to include these charges. The pro forma financial information presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and borrowings undertaken to finance the acquisition had taken place at the beginning of 2015.

Amounts in millions:

	Three months ended March 27, 2016 (unaudited)	Three months ended March 29, 2015 (unaudited)
Net sales	$771.9	$794.3
Net earnings	$46.2	$18.2

Boulder Brands Restructuring

As a result of the Boulder acquisition, the Company expects to incur approximately $14.0 million of restructuring charges, primarily related to employee termination and retention benefits. Charges of $10.6 million incurred in the three months ended March 27, 2016 were recorded in Administrative expenses in in the Consolidated Statements of Operations.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

The following table summarizes total restructuring charges accrued as of March 27, 2016. These amounts are recorded in our Consolidated Balance Sheet in Accrued Liabilities.

	Balance			Balance
Description	December 27, 2015	Expense	Payments	March 27, 2016
Accrued restructuring charges	—	10,589	(3,143)	7,446

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

Level 3:	Unobservable inputs that reflect the Company’s assumptions.
The Company’s financial assets and liabilities subject to recurring fair value measurements and the required disclosures are as follows:

	Fair Value as of March 27, 2016	Fair Value Measurements Using Fair Value Hierarchy			Fair Value as of December 27, 2015	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Foreign currency derivatives	$59	$—	$59	$—	$471	$—	$471	$—
Total assets at fair value	$59	$—	$59	$—	$471	$—	$471	$—

Liabilities
Interest rate derivatives	$28,095	$—	$28,095	$—	$18,868	$—	$18,868	$—
Commodity derivatives	6,114	—	6,114	—	10,013	—	10,013	—
Total liabilities at fair value	$34,209	$—	$34,209	$—	$28,881	$—	$28,881	$—

The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk.

The valuations of these instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate, commodity, and foreign exchange forward curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of the authoritative guidance for fair value disclosure, the Company incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds,

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

mutual puts and guarantees. The Company had no fair value measurements based upon significant unobservable inputs (Level 3) as of March 27, 2016 or December 27, 2015.

In addition to the instruments named above, the Company also makes fair value measurements in connection with its annual goodwill and trade name impairment testing. These measurements fall into Level 3 of the fair value hierarchy.

5. Other Expense (Income), net

Other Expense (Income), net

	Three months ended
	March 27, 2016	March 29, 2015
Other expense (income), net consists of:
Amortization of intangibles/other assets	$4,047	$3,362
Foreign exchange (gains) losses	(784)	2,279
Boulder acquisition costs (Note 3)	6,781	—
Royalty income and other	(729)	(240)
Total other expense (income), net	$9,315	$5,401

Foreign exchange (gains) losses. These represent foreign exchange (gains) losses from intra-entity loans resulting from the Company's November 2014 Garden Protein acquisition that are anticipated to be settled in the foreseeable future.

6. Equity-Based Compensation Expense and Earnings Per Share

Equity-based Compensation

The Company currently grants equity awards under an equity incentive plan (the "2013 Omnibus Incentive Plan"). Equity-based compensation expense recognized during the period is based on the value of the portion of equity-based payment awards that is ultimately expected to vest during the period. As equity-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The authoritative guidance for equity-based compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Expense Information
The following table summarizes equity-based compensation expense which was allocated as follows:

	Three months ended
	March 27, 2016	March 29, 2015
Cost of products sold	$693	$1,293
Marketing and selling expenses	1,181	514
Administrative expenses	1,934	1,544
Research and development expenses	102	118
Pre-tax equity-based compensation expense	3,910	3,469
Income tax benefit	(1,477)	(1,272)
Net equity-based compensation expense	$2,433	$2,197

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

2013 Omnibus Incentive Plan

In connection with the IPO, the Company adopted the 2013 Omnibus Incentive Plan, providing for the issuance of up to 11,300,000 shares of the Company's common stock under (1) equity awards granted as a result of the conversion of unvested performance interest units ("PIU's") into restricted common stock of the Company, (2) stock options and other equity awards granted in connection with the completion of the IPO, and (3) awards granted by the Company under the 2013 Omnibus Incentive Plan following the completion of the IPO. Awards granted subsequent to the IPO include nonqualified stock options, non-vested shares and restricted stock units ("RSU's"), the majority of which vest in full three years from the date of grant. The Company also granted non-vested performance shares ("PS's) and performance share units ("PSU's"), both of which vest based on achievement of relative total shareholder return performance goals over a three-year performance period. During the first quarter of 2016, the Company granted 5,917 RSU's under the 2013 Omnibus Incentive Plan.

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings or loss for common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are calculated by dividing net earnings by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

	Three months ended
	March 27, 2016	March 29, 2015
Weighted-average common shares	116,117,476	115,906,031
Effect of dilutive securities:	1,495,398	1,130,375
Dilutive potential common shares	117,612,874	117,036,406

Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities. For the three months ended March 27, 2016, and March 29, 2015, conversion of securities totaling 354,423 and 10,258, respectively, into common share equivalents were excluded from this calculation as their effect would have been anti-dilutive.

7. Accumulated Other Comprehensive Loss

The components of Accumulated other comprehensive loss consist of the following:

	Currency translation adjustments	Gains (Losses) on cash flow hedges	Change in pensions	Total
Balance at December 27, 2015	$(6,418)	$(9,232)	$(43,738)	$(59,388)
Other comprehensive loss before reclassification	5,443	(6,847)	—	(1,404)
Amounts reclassified from accumulated other comprehensive loss	—	837	191	1,028
Net current period other comprehensive (loss) income	5,443	(6,010)	191	(376)
Balance at March 27, 2016	$(975)	$(15,242)	$(43,547)	$(59,764)

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

	Currency translation adjustments	Gains (Losses) on cash flow hedges	Change in pensions	Total
Balance at December 28, 2014	$(2,054)	$4,124	$(39,804)	$(37,734)
Other comprehensive loss before reclassification	(1,571)	(7,717)	—	(9,288)
Amounts reclassified from accumulated other comprehensive loss	—	(83)	170	87
Net current period other comprehensive (loss) income	(1,571)	(7,800)	170	(9,201)
Balance at March 29, 2015	$(3,625)	$(3,676)	$(39,634)	$(46,935)

The following table presents amounts reclassified out of Accumulated Other Comprehensive Loss ("AOCL") and into Net earnings for the three months ended March 27, 2016 and March 29, 2015, respectively.

Gain/(Loss)	Amounts Reclassified from AOCL
	Three months ended
Details about Accumulated Other Comprehensive Earnings Components	March 27, 2016	March 29, 2015		Reclassified from AOCL to:
Gains and losses on financial instrument contracts
Interest rate contracts	$(1,465)	$(393)		Interest expense
Foreign exchange contracts	79	703		Cost of products sold
Total pre-tax	(1,386)	310
Tax benefit (expense)	549	(227)		Provision for income taxes
Net of tax	(837)	83

Pension actuarial assumption adjustments
Amortization of actuarial loss	(308)	(275)	(a)	Cost of products sold
Tax benefit	117	105		Provision for income taxes
Net of tax	(191)	(170)
Net reclassifications into net earnings	$(1,028)	$(87)

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

	March 27, 2016	December 27, 2015
Customers	$308,969	$219,352
Allowances for cash discounts, bad debts and returns	(9,960)	(7,902)
Subtotal	299,009	211,450
Other receivables	10,286	8,286
Total	$309,295	$219,736

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Inventories. Inventories are as follows:

	March 27, 2016	December 27, 2015
Raw materials	$89,521	$57,145
Work in progress (1)	37,920	61,527
Finished product	316,644	284,429
Total	$444,085	$403,101
(1) Included in work in progress is primarily agricultural inventory.

The Company has various purchase commitments for raw materials and certain finished products within the ordinary course of business. Such commitments are not at prices in excess of current market prices.

Other Current Assets. Other Current Assets are as follows:

	March 27, 2016	December 27, 2015
Prepaid expenses and other	$13,303	$8,166
Prepaid income taxes	1,473	5,511
Total	$14,776	$13,677

Plant Assets. Plant assets are as follows:

	March 27, 2016	December 27, 2015
Land	$15,787	$14,948
Buildings	266,573	246,988
Machinery and equipment	776,054	716,314
Projects in progress	64,283	61,153
Subtotal	1,122,697	1,039,403
Accumulated depreciation	(429,677)	(408,294)
Total	$693,020	$631,109

Depreciation was $20,870 and $17,505 during the three months ended March 27, 2016 and March 29, 2015, respectively. As of March 27, 2016 and December 27, 2015, Machinery and equipment included assets under capital lease with a book value of $22,381 and $16,372 (net of accumulated depreciation of $11,850 and $11,018), respectively.

Accrued Liabilities. Accrued liabilities are as follows:

	March 27, 2016	December 27, 2015
Employee compensation and benefits	$48,298	$55,416
Interest payable	21,169	12,127
Consumer coupons	3,551	2,035
Accrued restructuring charges (see note 3)	7,446	—
Accrued financial instrument contracts (see note 12)	9,657	5,957
Accrued broker commissions	7,163	4,651
Other	34,571	20,324
Total	$131,855	$100,510

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Other Long-Term Liabilities. Other long-term liabilities are as follows:

	March 27, 2016	December 27, 2015
Employee compensation and benefits	$11,200	$9,806
Long-term rent liability and deferred rent allowances	7,366	7,774
Liability for uncertain tax positions	10,730	7,712
Accrued financial instrument contracts (see note 12)	25,390	22,924
Other	6,100	6,290
Total	$60,786	$54,506

9. Goodwill, Tradenames and Other Assets
Goodwill
Goodwill by segment is as follows:

	Birds Eye Frozen	Duncan Hines Grocery	Boulder Brands	Specialty Foods	Total
Balance, December 27, 2015	$603,432	$936,615	$—	$173,961	$1,714,008
Boulder acquisition (Note 3)	—	—	448,591	—	448,591
Foreign currency adjustment	887	—	3,244	—	4,131
Balance, March 27, 2016	$604,319	$936,615	$451,835	$173,961	$2,166,730

The authoritative guidance for business combinations requires that all business combinations be accounted for at fair value under the acquisition method of accounting. The authoritative guidance for goodwill provides that goodwill will not be amortized, but will be tested for impairment on an annual basis or more often when events indicate. The Company completed its annual testing in the third quarter of 2015, which indicated no impairment.

Tradenames

Tradenames by segment are as follows:

	Birds Eye	Duncan Hines	Boulder	Specialty
	Frozen	Grocery	Brands	Foods	Total
Balance, December 27, 2015	$846,336	$1,118,712	$—	$36,000	$2,001,048
Boulder acquisition (Note 3)	—	—	539,600	—	539,600
Foreign currency adjustment	242	—	—	—	242
Balance, March 27, 2016	$846,578	$1,118,712	$539,600	$36,000	$2,540,890

The authoritative guidance for indefinite-lived assets provides that indefinite-lived assets will not be amortized, but will be tested for impairment on an annual basis or more often when events indicate. The Company completed its annual testing in the third quarter of 2015, which indicated no impairment.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Other Assets

	March 27, 2016
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$60,094	$(48,578)	$11,516
Customer relationships - Distributors	34	182,735	(48,429)	134,306
Customer relationships - Food Service	10	11,400	(450)	10,950
Customer relationships - Private Label	7	1,290	(463)	827
License	7	6,175	(5,894)	281
Total amortizable intangibles		$261,694	$(103,813)	$157,881
Financial instruments (see Note 12)		740	—	740
Other (1)		31,923	(4,445)	27,478
Total other assets, net				$186,099
	Amortizable intangibles by segment
	Birds Eye Frozen			$58,866
	Duncan Hines Grocery			44,222
	Boulder Brands			51,016
	Specialty Foods			3,777
				$157,881

	December 27, 2015
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$60,094	$(47,077)	$13,017
Customer relationships - Distributors	35	142,129	(46,507)	95,622
Customer relationships - Private Label	7	1,290	(399)	891
License	7	6,175	(5,800)	375
Total amortizable intangibles		$209,688	$(99,783)	$109,905
Other (2)		14,779	(4,320)	10,459
Total other assets, net				$120,364
	Amortizable intangibles by segment
	Birds Eye Frozen			$60,510
	Duncan Hines Grocery			45,503
	Specialty Foods			3,892
				$109,905

(1) As of March 27, 2016, Other primarily consists of cost basis investments in companies in the natural and organic food and beverage industries acquired through the Boulder acquisition as well as security deposits and supplemental savings plan investments.
(2) As of December 27, 2015, Other primarily consists of security deposits and supplemental savings plan investments.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Amortization of intangible assets was $4,047 and $3,362 for the three months ended March 27, 2016 and March 29, 2015, respectively. Estimated amortization expense for each of the next five years and thereafter is as follows: remainder of 2016 - $13,100; 2017 - $11,800; 2018 - $9,600; 2019 - $8,900; 2020 - $8,200 and thereafter - $106,400.

10. Debt and Interest Expense

	March 27, 2016	December 27, 2015
Short-term borrowings
- Notes payable	$2,219	$2,225
Total short-term borrowings	$2,219	$2,225
Long-term debt
- Amended Credit Agreement - Tranche G Term Loans due 2020	1,409,625	1,409,625
- Amended Credit Agreement - Tranche H Term Loans due 2020	513,188	514,500
- Amended Credit Agreement - Tranche I Term Loans due 2023	550,000	—
- 4.875% Senior Notes due 2021	350,000	350,000
- 5.875% Senior Notes due 2024	350,000	—
- 3.0% Note payable to Gilster Mary Lee Corporation	7,953	8,878
- Unamortized discount on long term debt and deferred financing costs	(48,155)	(26,267)
- Capital lease obligations	21,667	15,123
	3,154,278	2,271,859
Less: current portion of long-term obligations	21,052	14,847
Total long-term debt	$3,133,226	$2,257,012

Interest expense	Three months ended
	March 27, 2016	March 29, 2015
Interest expense, third party	$27,929	$19,646
Amortization of debt acquisition costs and original issue discounts	2,246	1,589
Interest rate swap losses (Note 12)	1,465	393
Total interest expense	$31,640	$21,628

Amended Credit Agreement

To partially fund the Boulder acquisition, on January 15, 2016 as described in Note 3, Pinnacle Foods Finance LLC ("Pinnacle Foods Finance") entered into an amendment to the Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”) which provided for a seven year incremental term loan of $550.0 million (the “Tranche I Term Loans”). Other than with respect to interest rate, maturity and certain pricing protections, the Tranche I Term Loans have substantially the same terms as Pinnacle Foods Finance's Tranche G and H Term Loans. Refer to Note 10 in our Form 10-K filed with the Securities and Exchange Commission on February 25, 2016 for details. In connection with the Tranche I Term Loans, Pinnacle Foods Finance incurred $2.7 million of original issue discount and deferred financing fees of $10.5 million.
As a result of the Boulder acquisition, Pinnacle Foods Finance's total net leverage ratio increased above 4.25:1.0,which will result in a 25 basis point interest rate step-up on existing term loans under the Amended Credit Agreement immediately subsequent to

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

its quarterly certification to the Administrative Agent which will occur after the filing of this quarterly 10-Q report. The higher rate will remain in effect as long as the total net leverage ratio remains greater than 4.25:1.0. As of March 27, 2016, the total net leverage ratio was 4.8:1.0.
Senior Notes

To partially fund the Boulder acquisition, on January 15, 2016, as described in Note 3, Pinnacle Foods Finance issued $350.0 million aggregate principal amount of 5.875% Senior Notes (the "5.875% Senior Notes") due January 15, 2024.

The Company's 4.875% Senior Notes due 2021 (the "4.875% Senior Notes") and 5.875% Senior Notes (together the "Senior Notes") are general senior unsecured obligations of Pinnacle Foods Finance, effectively subordinated to all existing and future senior secured indebtedness of Pinnacle Foods Finance to the extent of the value of the assets securing that indebtedness and guaranteed on a full, unconditional, joint and several basis by Pinnacle Foods Finance’s wholly-owned domestic subsidiaries that guarantee other indebtedness of Pinnacle Foods Finance and by the Company. See Note 17 for Guarantor and Nonguarantor Financial Statements.
Pinnacle Foods Finance may redeem some or all of the 5.875% Senior Notes at any time prior to January 15, 2019 at a price equal to 100% of the principal amount of the 5.875% Notes redeemed plus the Applicable Premium as of, and accrued and unpaid interest to, the redemption date, subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date. The “Applicable Premium” is defined as the greater of (1) 1.0% of the principal amount of such 5.875% Senior Notes and (2) the excess, if any, of (a) the present value at such redemption date of (i) the redemption price of such 5.875% Senior Notes at January 15, 2019, plus (ii) all required interest payments due on such 5.875% Senior Notes through January 15, 2019 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the treasury rate plus 50 basis points over (b) the principal amount of such 5.875% Senior Notes.
Pinnacle Foods Finance may redeem the 5.875% Senior Notes at the redemption prices listed below, if redeemed during the twelve-month period beginning on January 15th of each of the years indicated below:

Year	Percentage
2019	104.406%
2020	102.938%
2021	101.469%
2022 and thereafter	100.000%

In addition, at any time prior to January 15, 2019, Pinnacle Foods Finance may redeem up to 35% of the aggregate principal amount of the 5.875% Senior Notes at a redemption price equal to 100.000% of the aggregate principal amount thereof, plus a premium equal to 5.875%, plus accrued and unpaid interest, if any, to the redemption date, subject to the right of holders of the 5.875% Senior Notes of record on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds received by Pinnacle Foods Finance from one or more equity offerings; provided that (i) at least 50% of the aggregate principal amount of the 5.875% Senior Notes originally issued under the indenture remains outstanding immediately after the occurrence of each such redemption and (ii) each such redemption occurs within 120 days of the date of closing of each such equity offering.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Debt Acquisition Costs and Original Issue Discounts

As discussed in Note 2 of the Consolidated Financial Statements and in accordance with ASU No. 2015-03, the Company now presents debt acquisition costs in the balance sheet as a direct deduction from the related debt liability, rather than as an asset.

As part of the Boulder acquisition, debt acquisition costs of $21.3 million and $0.4 million were incurred during the three months ended March 27, 2016 and the fiscal year ended December 27, 2015, respectively, and original issue discounts of $2.7 million were incurred during the three months ended March 27, 2016.

All debt acquisition costs and original issue discounts are amortized into interest expense over the life of the related debt using the effective interest method. Amortization of these costs were $2.1 million and $1.5 million during the three months ended March 27, 2016 and March 29, 2015, respectively.
The following summarizes debt acquisition cost and original issue discount activity during the three months ended March 27, 2016:

	Gross Carrying Amount	Accumulated Amortization	Net
Balance, December 27, 2015	$58,036	$(31,769)	$26,267
2016 - Additions	24,009	—	24,009
Amortization	—	(2,121)	(2,121)
Balance, March 27, 2016	$82,045	$(33,890)	$48,155

Estimated fair value
The estimated fair value of the Company’s long-term debt, including the current portion, as of March 27, 2016, is as follows:

	March 27, 2016
Issue	Face Value	Fair Value
Amended Credit Agreement - Tranche G Term Loans	$1,409,625	$1,407,933
Amended Credit Agreement - Tranche H Term Loans	513,188	512,572
Amended Credit Agreement - Tranche I Term Loans	550,000	558,250
3.0% Note payable to Gilster Mary Lee Corporation	7,953	7,953
4.875% Senior Notes	350,000	353,500
5.875% Senior Notes	350,000	361,813
	$3,180,766	$3,202,021

The estimated fair value of the Company’s long-term debt, including the current portion, as of December 27, 2015, is as follows:

	December 27, 2015
Issue	Face Value	Fair Value
Amended Credit Agreement - Tranche G Term Loans	$1,409,625	$1,384,957
Amended Credit Agreement - Tranche H Term Loans	514,500	505,496
3.0% Note payable to Gilster Mary Lee Corporation	8,878	8,878
4.875% Senior Notes	350,000	337,750
	$2,283,003	$2,237,081

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
The Company maintains a defined benefit plan, the Pinnacle Foods Group LLC Pension Plan (the "Plan"), which is frozen for future benefit accruals. The Company also has two 401(k) plans, two non-qualified supplemental savings plans and participates in a multi-employer defined benefit plan.

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
The following represents the components of net periodic (benefit) cost:

	Three months ended
Pension Benefits	March 27, 2016	March 29, 2015
Interest cost	$2,628	$2,828
Expected return on assets	(2,838)	(3,391)
Amortization of:
Actuarial loss	309	269
Net periodic cost (benefit)	$99	$(294)

Cash Flows
Contributions. In fiscal 2016, the Company does not expect to make any significant contributions to the Plan. The Company made contributions to the Plan totaling $3.1 million in fiscal 2015, of which $1.7 million was made in the three months ended March 29, 2015.
Multi-employer Plans

The Company contributes to the United Food and Commercial Workers International Union Industry Pension Fund (EIN 51-6055922) (the "UFCW Plan") under the terms of the collective-bargaining agreement with its Fort Madison employees.

For the three months ended March 27, 2016 and March 29, 2015, contributions to the UFCW Plan were $181 and $193, respectively. The contributions to this UFCW Plan are paid monthly based upon the number of employees. They represent less than 5% of the total contributions received by this UFCW Plan using available information during the most recent plan year.

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

The UFCW Plan received a Pension Protection Act “green” zone status for the plan year ending June 30, 2015. The zone status is based on information the Company received from the UFCW Plan and is certified by the UFCW Plan's actuary. Among other factors, plans in the "green" zone are at least 80 percent funded. The UFCW Plan did not utilize any extended amortization provisions that affect its placement in the "green" zone. The UFCW Plan has never been required to implement a funding improvement plan nor is one pending at this time.

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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three months ended March 27, 2016 and March 29, 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
As of March 27, 2016, the Company had the following interest rate swaps that were designated as cash flow hedges of interest rate risk:

Product	Number of Instruments	Current Notional Amount	Fixed Rate Range	Index	Trade Dates	Maturity Dates
Interest Rate Swaps	12	$1,318,050	1.05% - 2.97%	USD-LIBOR-BBA	Apr 2013 - Oct 2013	Apr 2016 - Apr 2020

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCL in the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in AOCL related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $8,368 will be reclassified as an increase to Interest expense.

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
As of March 27, 2016, the Company had the following foreign currency exchange contracts (in aggregate) that were designated as cash flow hedges of foreign exchange risk:

Product	Number of Instruments	Notional Sold in Aggregate in CAD	Notional Purchased in Aggregate in USD	USD to CAD Exchange Rates	Trade Date	Maturity Dates
CAD $ Contracts	9	$9,000	$6,858	1.312 - 1.313	Oct 2015	April 2016 - Dec 2016

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

As of March 27, 2016, the Company had the following derivative instruments that were not designated in qualifying hedging relationships:

Commodity Contracts	Number of Instruments	Notional Purchased in Aggregate	Price/Index	Trade Dates	Maturity Dates
Diesel Fuel Contracts	1	7,025,182 Gallons	$3.68 - $3.80 per Gallon	Nov 2014	Dec 2016
Heating Oil Contracts	5	8,709,974 Gallons	$1.25 - $1.82 per Gallon	Jan 2015 - Feb 2016	Dec 2016 - Dec 2017
Natural Gas Contracts	2	773,000 MMBTU's	2.81 - 3.20 per MMBTU	July 2015 - Oct 2015	June 2016 - Aug 2016
Soybean Oil Contracts	3	37,292,035 Pounds	$0.31 - $0.35 per Pound	Dec 2014 - July 2015	April 2016 - Dec 2016

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Balance Sheets as of March 27, 2016 and December 27, 2015.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value as of March 27, 2016	Balance Sheet Location	Fair Value as of March 27, 2016
Derivatives designated as hedging instruments
Interest Rate Contracts			Accrued liabilities	$2,705
			Other long-term liabilities	25,390
Foreign Exchange Contracts	Other current assets	$59
Total derivatives designated as hedging instruments		$59		$28,095
Derivatives not designated as hedging instruments
Commodity Contracts	Other current assets	$98	Accrued liabilities	$6,952
	Other assets, net	740
Total derivatives not designated as hedging instruments		$838		$6,952

	Balance Sheet Location	Fair Value as of December 27, 2015	Balance Sheet Location	Fair Value as of December 27, 2015
Derivatives designated as hedging instruments
Interest Rate Contracts			Accrued liabilities	$3,921
			Other long-term liabilities	14,947
Foreign Exchange Contracts	Other current assets	$471
Total derivatives designated as hedging instruments		$471		$18,868
Derivatives not designated as hedging instruments
Commodity Contracts			Accrued liabilities	$2,036
			Other long-term liabilities	7,977
Total derivatives not designated as hedging instruments		$—		$10,013

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

The Company has elected not to offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of March 27, 2016 and December 27, 2015 would be adjusted as detailed in the following table:

	March 27, 2016			December 27, 2015
Derivative Instrument	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$897	(897)	$—	$471	(471)	$—

Total liability derivatives	$35,046	(897)	$34,149	$28,881	(471)	$28,410

The table below presents the effect of the Company’s derivative financial instruments in the Consolidated Statements of Operations and AOCL for the three months ended March 27, 2016 and March 29, 2015.

Tabular Disclosure of the Effect of Derivative Instruments

Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	Recognized in AOCL on Derivative (Effective Portion)	Effective portion reclassified from AOCL to:	Reclassified from AOCL into Earnings (Effective Portion)	Ineffective portion recognized in Earnings in:	Recognized in Earnings (Ineffective Portion)
Interest Rate Contracts	$(10,691)	Interest expense	$(1,465)	Interest expense	$—
Foreign Exchange Contracts	(430)	Cost of products sold	79	Cost of products sold	(7)
Three months ended March 27, 2016	$(11,121)		$(1,386)		$(7)

Interest Rate Contracts	$(14,131)	Interest expense	$(393)	Interest expense	$—
Foreign Exchange Contracts	1,515	Cost of products sold	703	Cost of products sold	(2)
Three months ended March 29, 2015	$(12,616)		$310		$(2)

Derivatives Not Designated as Hedging Instruments		Recognized in Earnings in:	Recognized in Earnings
Commodity Contracts		Cost of products sold	$683
Three months ended March 27, 2016			$683

Commodity Contracts		Cost of products sold	$(2,008)
Three months ended March 29, 2015			$(2,008)

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Credit risk-related contingent features
The Company has agreements with certain counterparties that contain a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of March 27, 2016, the Company has not posted any collateral related to these agreements. If the Company had breached this provision at March 27, 2016, it could have been required to settle its obligations under the agreements at their termination value, which differs from the recorded fair value. The table below summarizes the aggregate fair values of those derivatives that contain credit risk-related contingent features as of March 27, 2016 and December 27, 2015.
March 27, 2016

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$(14,252)	$888	$(255)	$(13,109)
	Commodity Contracts	(5,451)	58	—	(5,392)
Bank of America	Interest Rate Contracts	(10,861)	975	—	(9,886)
	Foreign Exchange Contracts	58	1	—	59
	Commodity Contracts	(945)	12	—	(933)
Credit Suisse	Interest Rate Contracts	(2,973)	49	(255)	(2,669)
Macquarie	Interest Rate Contracts	(2,664)	25	(209)	(2,430)
	Commodity Contracts	210	2	—	212
Total		$(36,878)	$2,009	$(719)	$(34,149)
December 27, 2015

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$(9,616)	$773	$(260)	$(8,583)
	Commodity Contracts	(7,035)	116	—	(6,919)
Bank of America	Interest Rate Contracts	(5,879)	790	—	(5,089)
	Foreign Exchange Contracts	470	1	—	471
	Commodity Contracts	(1,737)	29	—	(1,709)
Credit Suisse	Interest Rate Contracts	(2,627)	53	(260)	(2,314)
Macquarie	Interest Rate Contracts	(3,137)	47	(209)	(2,882)
	Commodity Contracts	(1,408)	23	—	(1,386)
Total		$(30,970)	$1,831	$(728)	$(28,410)

13. Commitments and Contingencies
General
From time to time, the Company and its subsidiaries are parties to, or targets of, lawsuits, claims, investigations, and proceedings, which are being handled and defended in the ordinary course of business. Although the outcome of such items cannot be determined with certainty, the Company’s general counsel and management are of the opinion that the final outcome of these matters will not have a material effect on the Company’s financial condition, results of operations or cash flows.

No single item individually is, nor are all of them in the aggregate, material.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

14. Segments

The Company is a leading manufacturer, marketer and distributor of high quality, branded food products in North America. Subsequent to the Boulder acquisition, the Company manages the business in four operating segments: Birds Eye Frozen, Duncan Hines Grocery, Boulder Brands and Specialty Foods.

The Birds Eye Frozen segment is comprised of our Leadership Brands in the retail frozen vegetables (Birds Eye), frozen complete bagged meals (Birds Eye Voila!), plant-based protein frozen products (gardein) and frozen prepared seafood (Van de Kamp’s and Mrs. Paul’s) categories, as well as our Foundation Brands in the full-calorie single-serve frozen dinners and entrées (Hungry-Man), frozen pancakes / waffles / French Toast (Aunt Jemima), frozen and refrigerated bagels (Lender’s) and frozen pizza for one (Celeste) categories.

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

The Boulder Brands segment is comprised of health and wellness brands including gluten-free products (Udi's and Glutino), natural frozen meal offerings (EVOL), refrigerated and shelf-stable spreads (Smart Balance), and plant-based refrigerated and shelf-stable spreads (Earth Balance).

As the Company continues to integrate the Boulder Brands segment into its operations and financial reporting systems, the Company’s management expects to reevaluate its internal reporting, which may require reporting of its results in different reportable segments in future periods.

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

	Three months ended
SEGMENT INFORMATION	March 27, 2016	March 29, 2015
Net sales
Birds Eye Frozen	$330,011	$317,890
Duncan Hines Grocery	243,185	261,198
Boulder Brands	100,848	—
Specialty Foods	80,211	86,193
Total	$754,255	$665,281
Earnings (loss) before interest and taxes
Birds Eye Frozen	$55,241	$43,277
Duncan Hines Grocery	42,605	43,207
Boulder Brands (1)	(11,226)	—
Specialty Foods	6,920	7,700
Unallocated corporate expenses (2)	(13,259)	(5,715)
Total	$80,281	$88,469
Depreciation and amortization
Birds Eye Frozen	$11,185	$10,668
Duncan Hines Grocery	7,381	7,000
Boulder Brands	3,004	—
Specialty Foods	3,347	3,199
Total	$24,917	$20,867
Capital expenditures
Birds Eye Frozen	$19,632	$4,540
Duncan Hines Grocery	11,269	18,922
Boulder Brands	1,036	—
Specialty Foods	1,994	3,562
Total	$33,931	$27,024

NET SALES BY PRODUCT TYPE
Net sales
Frozen	$415,146	$359,139
Shelf stable meals and meal enhancers	238,242	208,974
Desserts	68,784	71,854
Snacks	32,083	25,314
Total	$754,255	$665,281

GEOGRAPHIC INFORMATION
Net sales
United States	$745,063	$661,167
Canada	36,109	29,498
United Kingdom	2,472	—
Intercompany	(29,389)	(25,384)
Total	$754,255	$665,281

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

(1)	Includes $10.4 million of charges related to the fair value step-up of inventories acquired and $10.6 million of restructuring costs in the quarter ended March 27, 2016.

(2)	Includes $6.8 million of acquisition costs in the quarter ended March 27, 2016.

SEGMENT INFORMATION	March 27, 2016	December 27, 2015
Total assets
Birds Eye Frozen	$2,233,522	$2,263,159
Duncan Hines Grocery	2,615,978	2,664,966
Boulder Brands	1,245,858	—
Specialty Foods	340,738	351,499
Corporate	80,584	44,539
Total	$6,516,680	$5,324,163
GEOGRAPHIC INFORMATION
Plant assets
United States	$658,191	$615,123
Canada	31,100	15,986
United Kingdom	3,729	—
Total	$693,020	$631,109

15. Provision for Income Taxes

The provision for income taxes and related effective tax rates for the three months ended March 27, 2016 and March 29, 2015, respectively, were as follows:

	Three months ended
Provision for Income Taxes	March 27, 2016	March 29, 2015
Current	$11,330	$6,959
Deferred	12,551	18,499
Total	$23,881	$25,458

Effective tax rate	49.0%	38.0%

Income taxes are accounted for in accordance with the authoritative guidance for accounting for income taxes under which deferred tax assets and liabilities are determined based on the difference between their financial statement basis and tax basis, using enacted tax rates in effect for the year in which the differences are expected to reverse.

In connection with our acquisition of Boulder Brands, Inc. (“Boulder”), our effective income tax rate for the three months ended March 27, 2016 includes the tax effect associated with incurring certain non-deductible acquisition costs and compensation payments of 0.7%, a charge for an increase in our non-current state deferred income tax liability balance of approximately 8.0%, and a charge related to the tax effect of foreign operations of 3.3%, principally attributable to a valuation allowance on our foreign tax credit carryforward. There were no significant items affecting our effective income tax rate for the three months ended March 29, 2015.

The Company regularly evaluates its deferred tax assets for future realization.  A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized.  Changes in valuation allowances from period to period are included in the Company's tax provision in the period of change and as noted above, a valuation allowance was recorded on our foreign tax credit carryforward in connection with our acquisition of Boulder Brands. There was no significant movement in our valuation allowances on state attribute carryforward during the three months ended March 27, 2016 and March 29, 2015.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

The Company is a loss corporation as defined by Internal Revenue Code (“the Code”) Section 382. Section 382 places an annual limitation on our ability to use our federal net operating loss (“NOL”) carryovers and other attributes to reduce future taxable income. As of March 27, 2016, we have federal NOL carryovers of $439.4 million subject to an annual limitation of $17.1 million. As a result, $237.2 million of the carryovers exceed the estimated available Section 382 limitation. The Company has reduced its deferred tax assets for this limitation.

During the three months ended March 27, 2016, we acquired Boulder Brands which is a loss corporation. As of the acquisition date, Boulder had approximately $40.5 million of federal NOL carryovers subject to the Section 382 provisions. The annual limitation is approximately $26.5 million subject to increase for recognized built in gains during the recognition period. Based on our analysis, we anticipate we will be able to utilize the acquired NOL balance in our 2016 tax year without limitation.

In connection with our acquisition of Boulder we also recorded, in purchase accounting, reserves for uncertain positions of approximately $5.4 million for a matter related to their foreign operations.

16. Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, "Improvements to Employee Share-Based Payment Accounting". The areas for simplification in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The updated guidance will be effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. The amendments related to the timing of when excess tax benefits are recognized are to be applied using a modified retrospective approach. The amendments related to the presentation of employee taxes paid on the statement of cash flows are to be applied retrospectively. The amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement are to be applied prospectively. The Company is in the process of evaluating this guidance.

In February 2016, the FASB issued ASU No. 2016-12, “Leases”. The FASB is amending the FASB Accounting Standards Codification ("ASC") and creating Topic 842, Leases, which will supersede Topic 840, Leases. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Under the new guidance, lessees will be required to recognize the assets and liabilities arising from leases on the balance sheet. The updated guidance will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. In transition to the new guidance, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is in the process of evaluating this guidance.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes”. The new guidance eliminates the requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts. The amendments will require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The updated guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is permitted, and the amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is in the process of evaluating this guidance.

In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”. The new guidance eliminates the requirement to retrospectively account for adjustments to provisional amounts recognized in a business combination. Under the ASU, the adjustments to the provisional amounts will be recognized in the reporting period in which the adjustment amounts are determined. The updated guidance will be effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption is permitted, and the ASU should be applied prospectively. The Company has implemented this guidance in 2016.

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

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs". The new guidance changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The Company implemented this guidance in 2016. Refer to Note 2 for information.

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

17. Guarantor and Nonguarantor Statements
The Senior Notes are general senior unsecured obligations of Pinnacle Foods Finance, effectively subordinated in right of payment to all existing and future senior secured indebtedness of Pinnacle Foods Finance and guaranteed on a full, unconditional, joint and several basis by the Company and Pinnacle Foods Finance's 100% owned domestic subsidiaries that guarantee other indebtedness of the Pinnacle Foods Finance. The indenture governing the Senior Notes contains customary exceptions under which a guarantee of a guarantor subsidiary will terminate, including (1) the sale, exchange or transfer (by merger or otherwise) of the capital stock or all or substantially all of the assets of such guarantor subsidiary, (2) the release or discharge of the guarantee by such guarantor subsidiary of the Amended Credit Agreement or other guarantee that resulted in the creation of the guarantee, (3) the designation of such guarantor subsidiary as an “unrestricted subsidiary” in accordance with the indentures governing the Senior Notes and (4) upon the legal defeasance or covenant defeasance or discharge of the indentures governing the Senior Notes.
The following condensed consolidating financial information presents:

(1)	(a) Condensed consolidating balance sheets as of March 27, 2016 and December 27, 2015.
(b) The related condensed consolidating statements of operations and comprehensive earnings for the Company, Pinnacle Foods Finance, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Three months ended March 27, 2016; and
ii. Three months ended March 29, 2015.

(c) The related condensed consolidating statements of cash flows for the Company, Pinnacle Foods Finance, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Three months ended March 27, 2016; and
ii. Three months ended March 29, 2015.

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Balance Sheet March 27, 2016

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$—	$77,768	$3,671	$—	$81,439
Accounts receivable, net	—	—	293,048	16,247	—	309,295
Intercompany accounts receivable	92,651	—	744,329	1,555	(838,535)	—
Inventories, net	—	—	427,349	16,736	—	444,085
Other current assets	—	158	13,671	947	—	14,776
Deferred tax assets	—	933	77,960	1,453	—	80,346
Total current assets	92,651	1,091	1,634,125	40,609	(838,535)	929,941
Plant assets, net	—	—	658,191	34,829	—	693,020
Investment in subsidiaries	1,743,077	2,415,734	37,888	—	(4,196,699)	—
Intercompany note receivable	—	2,980,450	44,847	9,800	(3,035,097)	—
Tradenames	—	—	2,536,465	4,425	—	2,540,890
Other assets, net	—	1,792	173,054	11,253	—	186,099
Deferred tax assets	—	335,903	—	—	(335,903)	—
Goodwill	—	—	2,112,745	53,985	—	2,166,730
Total assets	$1,835,728	$5,734,970	$7,197,315	$154,901	$(8,406,234)	$6,516,680
Current liabilities:
Short-term borrowings	$—	$—	$2,204	$15	$—	$2,219
Current portion of long-term obligations	—	10,750	10,302	—	—	21,052
Accounts payable	—	—	233,531	9,269	—	242,800
Intercompany accounts payable	—	811,323	1,553	25,664	(838,540)	—
Accrued trade marketing expense	—	—	51,720	4,710	—	56,430
Accrued liabilities	178	30,307	97,747	3,623	—	131,855
Dividends payable	30,959	—	—	—	—	30,959
Total current liabilities	31,137	852,380	397,057	43,281	(838,540)	485,315
Long-term debt	—	3,114,123	18,803	300	—	3,133,226
Intercompany note payable	—	—	2,970,644	64,448	(3,035,092)	—
Pension and other postretirement benefits	—	—	64,375	—	—	64,375
Other long-term liabilities	—	25,390	32,009	3,387	—	60,786
Deferred tax liabilities	—	—	1,298,693	4,884	(335,903)	967,674
Total liabilities	31,137	3,991,893	4,781,581	116,300	(4,209,535)	4,711,376
Commitments and contingencies (Note 13)
Shareholders' equity:
Pinnacle common stock	1,176	—	—	—	—	1,176
Additional paid-in-capital	1,382,963	1,384,139	1,305,689	32,891	(2,722,719)	1,382,963
Retained earnings	512,326	418,702	1,147,252	13,155	(1,579,109)	512,326
Accumulated other comprehensive loss	(59,764)	(59,764)	(37,207)	(8,158)	105,129	(59,764)
Capital stock in treasury, at cost	(32,110)	—	—	—	—	(32,110)
Total Pinnacle Foods Inc. and Subsidiaries stockholders' equity	1,804,591	1,743,077	2,415,734	37,888	(4,196,699)	1,804,591
Non-controlling interest	—	—	—	713	—	713
Total Equity	1,804,591	1,743,077	2,415,734	38,601	(4,196,699)	1,805,304
Total liabilities and equity	$1,835,728	$5,734,970	$7,197,315	$154,901	$(8,406,234)	$6,516,680

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Balance Sheet December 27, 2015

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$—	$177,669	$2,880	$—	$180,549
Accounts receivable, net	—	—	214,690	5,046	—	219,736
Intercompany accounts receivable	92,475	—	725,074	—	(817,549)	—
Inventories, net	—	—	392,404	10,697	—	403,101
Other current assets	—	470	11,860	1,347	—	13,677
Deferred tax assets	—	1,670	38,516	385	—	40,571
Total current assets	92,475	2,140	1,560,213	20,355	(817,549)	857,634
Plant assets, net	—	—	615,123	15,986	—	631,109
Investment in subsidiaries	1,744,015	2,428,472	26,433	—	(4,198,920)	—
Intercompany note receivable	—	2,084,130	8,398	9,800	(2,102,328)	—
Tradenames	—	—	1,996,800	4,248	—	2,001,048
Other assets, net	—	935	118,621	808	—	120,364
Deferred tax assets	—	332,372	—	—	(332,372)	—
Goodwill	—	—	1,692,715	21,293	—	1,714,008
Total assets	$1,836,490	$4,848,049	$6,018,303	$72,490	$(7,451,169)	$5,324,163
Current liabilities:
Short-term borrowings	$—	$—	$2,225	$—	$—	$2,225
Current portion of long-term obligations	—	5,250	9,515	82	—	14,847
Accounts payable	—	—	206,082	4,957	—	211,039
Intercompany accounts payable	—	815,100	—	2,449	(817,549)	—
Accrued trade marketing expense	—	—	44,096	2,132	—	46,228
Accrued liabilities	163	18,152	79,468	2,727	—	100,510
Dividends payable	30,798	—	—	—	—	30,798
Total current liabilities	30,961	838,502	341,386	12,347	(817,549)	405,647
Long-term debt	—	2,242,608	14,055	349	—	2,257,012
Intercompany note payable	—	—	2,075,113	27,215	(2,102,328)	—
Pension and other postretirement benefits	—	—	63,454	—	—	63,454
Other long-term liabilities	—	22,924	28,195	3,387	—	54,506
Deferred tax liabilities	—	—	1,067,628	2,759	(332,372)	738,015
Total liabilities	30,961	3,104,034	3,589,831	46,057	(3,252,249)	3,518,634
Commitments and contingencies (Note 13)
Shareholders' equity:
Pinnacle common stock	1,176	—	—	—	—	1,176
Additional paid-in-capital	1,378,521	1,379,697	1,301,642	20,476	(2,701,815)	1,378,521
Retained earnings	517,330	423,706	1,169,032	14,212	(1,606,950)	517,330
Accumulated other comprehensive loss	(59,388)	(59,388)	(42,202)	(8,255)	109,845	(59,388)
Capital stock in treasury, at cost	(32,110)	—	—	—	—	(32,110)
Total Shareholders' equity	1,805,529	1,744,015	2,428,472	26,433	(4,198,920)	1,805,529
Total liabilities and shareholders' equity	$1,836,490	$4,848,049	$6,018,303	$72,490	$(7,451,169)	$5,324,163

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings For the three months ended March 27, 2016

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$745,063	$38,581	$(29,389)	$754,255
Cost of products sold	—	—	548,415	35,909	(28,636)	555,688
Gross profit	—	—	196,648	2,672	(753)	198,567

Marketing and selling expenses	—	—	57,537	1,361	—	58,898
Administrative expenses	—	—	43,792	2,096	—	45,888
Research and development expenses	—	—	3,936	249	—	4,185
Intercompany royalties	—	—	(256)	328	(72)	—
Intercompany management fees	—	—	—	431	(431)	—
Intercompany technical service fees	—	—	—	250	(250)	—
Other expense (income), net	—	(784)	10,068	31	—	9,315
Equity in (earnings) loss of investees	(24,836)	(26,118)	2,348	—	48,606	—
	(24,836)	(26,902)	117,425	4,746	47,853	118,286
Earnings before interest and taxes	24,836	26,902	79,223	(2,074)	(48,606)	80,281
Intercompany interest (income) expense	—	(28,258)	27,932	326	—	—
Interest expense	—	31,140	488	12	—	31,640
Interest income	—	—	58	19	—	77
Earnings before income taxes	24,836	24,020	50,861	(2,393)	(48,606)	48,718
Provision (benefit) for income taxes	—	(816)	24,743	(46)	—	23,881
Net earnings	24,836	24,836	26,118	(2,347)	(48,606)	24,837
Less: Net earnings attributable to non-controlling interest	—	—	—	1	—	1
Net earnings attributable to Pinnacle Foods, Inc. and Subsidiaries common stockholders	$24,836	$24,836	$26,118	$(2,348)	$(48,606)	$24,836

Total comprehensive earnings (loss)	$24,460	$24,460	$31,386	$2,731	$(58,576)	24,461
Less: Comprehensive earnings (loss) attributable to non-controlling interest	—	—	—	1	—	1
Comprehensive earnings (loss) attributable to Pinnacle Foods, Inc. and Subsidiaries	$24,460	$24,460	$31,386	$2,730	$(58,576)	$24,460

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings For the three months ended March 29, 2015

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$661,167	$29,498	$(25,384)	$665,281
Cost of products sold	—	2	495,386	23,305	(25,129)	493,564
Gross profit	—	(2)	165,781	6,193	(255)	171,717

Marketing and selling expenses	—	—	43,291	3,718	—	47,009
Administrative expenses	—	132	25,940	1,714	—	27,786
Research and development expenses	—	—	2,941	111	—	3,052
Intercompany royalties	—	—	—	6	(6)	—
Intercompany technical service fees	—	—	—	249	(249)	—
Other expense (income), net	—	1,833	3,566	2	—	5,401
Equity in (earnings) loss of investees	(41,536)	(45,206)	(71)	—	86,813	—
	(41,536)	(43,241)	75,667	5,800	86,558	83,248
Earnings before interest and taxes	41,536	43,239	90,114	393	(86,813)	88,469
Intercompany interest (income) expense	—	(17,178)	16,921	257	—	—
Interest expense	—	21,121	496	11	—	21,628
Interest income	—	—	145	8	—	153
Earnings before income taxes	41,536	39,296	72,842	133	(86,813)	66,994
Provision (benefit) for income taxes	—	(2,240)	27,636	62	—	25,458
Net earnings	$41,536	$41,536	$45,206	$71	$(86,813)	$41,536

Total comprehensive earnings (loss)	$32,335	$32,335	$44,411	$(894)	$(75,852)	$32,335

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Cash Flows For the three months ended March 27, 2016
	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$11,146	$40,440	$25,172	$—	$76,758
Cash flows from investing activities
Business acquisition activity	—	—	(985,365)	—	—	(985,365)
Intercompany accounts receivable/payable	—	23,444	23,102	—	(46,546)	—
Intercompany loans	—	(880,122)	—	—	880,122	—
Investment in Subsidiary	29,143	—	—	—	(29,143)	—
Capital expenditures	—	—	(32,530)	(1,401)	—	(33,931)
Net cash (used in) provided by investing activities	29,143	(856,678)	(994,793)	(1,401)	804,433	(1,019,296)
Cash flows from financing activities
Net proceeds from issuance of common stock	395	—	—	—	—	395
Excess tax benefits on stock-based compensation	137	—	—	—	—	137
Dividends paid	(29,675)	—	—	—	—	(29,675)
Proceeds from notes offering	—	350,000	—	—	—	350,000
Proceeds from bank term loans	—	547,250	—	—	—	547,250
Repayments of long-term obligations	—	(1,313)	(921)	—	—	(2,234)
Proceeds from short-term borrowing	—	—	1,023	—	—	1,023
Repayments of short-term borrowing	—	—	(1,017)	—	—	(1,017)
Intercompany accounts receivable/payable	—	—	(23,444)	(23,102)	46,546	—
Return of capital	—	(29,143)	—	—	29,143	—
Intercompany loans	—	—	880,122	—	(880,122)	—
Repayment of capital lease obligations	—	—	(1,311)	(2)	—	(1,313)
Debt acquisition costs	—	(21,262)	—	—	—	(21,262)
Net cash (used in) provided by financing activities	(29,143)	845,532	854,452	(23,104)	(804,433)	843,304
Effect of exchange rate changes on cash	—	—	—	124	—	124
Net change in cash and cash equivalents	—	—	(99,901)	791	—	(99,110)
Cash and cash equivalents - beginning of period	—	—	177,669	2,880	—	180,549
Cash and cash equivalents - end of period	$—	$—	$77,768	$3,671	$—	$81,439

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Cash Flows For the three months ended March 29, 2015

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$3,978	$72,661	$(5,642)	$—	$70,997
Cash flows from investing activities
Intercompany accounts receivable/payable	—	(2,666)	(13,713)	—	16,379	—
Investment in subsidiaries	28,353	—	—	—	(28,353)	—
Capital expenditures	—	—	(27,024)	—	—	(27,024)
Net cash (used in) provided by investing activities	28,353	(2,666)	(40,737)	—	(11,974)	(27,024)
Cash flows from financing activities
Proceeds from the issuance of common stock	508	—	—	—	—	508
Excess tax benefits on stock-based compensation	802	—	—	—	—	802
Taxes paid related to net share settlement of equity awards	(2,374)	—	—	—	—	(2,374)
Dividends paid	(27,289)	—	—	—	—	(27,289)
Repayments of long-term obligations	—	(1,312)	(896)	—	—	(2,208)
Proceeds from short-term borrowing	—	—	963	—	—	963
Repayments of short-term borrowing	—	—	(1,096)	—	—	(1,096)
Intercompany accounts receivable/payable	—	—	2,666	13,713	(16,379)	—
Parent investment	—	—	(28,353)	—	28,353	—
Repayment of capital lease obligations	—	—	(730)	—	—	(730)
Net cash (used in) provided by financing activities	(28,353)	(1,312)	(27,446)	13,713	11,974	(31,424)
Effect of exchange rate changes on cash	—	—	—	(459)	—	(459)
Net change in cash and cash equivalents	—	—	4,478	7,612	—	12,090
Cash and cash equivalents - beginning of period	—	—	32,942	5,535	—	38,477
Cash and cash equivalents - end of period	$—	$—	$37,420	$13,147	$—	$50,567

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements.” These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than our financial statements, including the Notes thereto, and statements of historical facts included elsewhere in this Report on Form 10-Q, including statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, financing needs, plans or intentions relating to acquisitions, business trends and other information referred to under “Management's Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. When used in this report, the words “estimates,” “expects,” “contemplates”, “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management's expectations, beliefs and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.
There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth in our Form 10-K filed with the SEC on February 25, 2016 under the section entitled “Risk Factors,” the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this report and the following risks, uncertainties and factors:

•	competition;

•	our ability to predict, identify, interpret and respond to changes in consumer preferences;

•	the loss of any of our major customers;

•	our reliance on a single source provider for the manufacturing, co-packing and distribution of many of our products;

•	fluctuations in the price and supply of food ingredients, packaging materials and freight;

•	volatility in commodity prices and our failure to mitigate the risks related to commodity price fluctuation and foreign exchange risk through the use of derivative instruments;

•	costs and timeliness of integrating future acquisitions or our failure to realize anticipated cost savings, revenue enhancements or other synergies therefrom;

•	litigation or claims regarding our intellectual property rights or termination of our material licenses;

•	our ability to drive revenue growth in our key product categories or to add products that are in faster growing and more profitable categories;

•	potential product liability claims;

•	seasonality;

•	the funding of our defined benefit pension plan;

•	changes in our collective bargaining agreements or shifts in union policy;

•	changes in the cost of compliance with laws and regulations, including environmental, worker health and workplace safety laws and regulations;

•	our failure to comply with U.S Food & Drug Administration, U.S. Department of Agriculture or Federal Trade Commission regulations and the impact of governmental budget cuts;

•	disruptions in our information technology systems;

•	future impairments of our goodwill and intangible assets;

•	difficulty in the hiring or the retention of key management personnel; and

•	changes in tax statutes, tax rates, or case laws which impact tax positions we have taken.
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
(dollars in millions, except where noted)

You should read the following discussion of our results of operations and financial condition together with the audited consolidated financial statements appearing in our annual report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on February 25, 2016 and the unaudited Consolidated Financial Statements and the notes thereto included in this quarterly report. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Form 10-K, and the section entitled “Special Note Regarding Forward-Looking Statements” in this report. Actual results may differ materially from those contained in any forward-looking statements.

Overview

We are a leading manufacturer, marketer and distributor of high quality, branded food products in North America. The business is comprised of four segments: Birds Eye Frozen, Duncan Hines Grocery, Boulder Brands and Specialty Foods. The Company’s United States retail frozen vegetables (Birds Eye), frozen complete bagged meals (Birds Eye Voila!), frozen seafood (Van de Kamp’s and Mrs. Paul’s), plant-based protein frozen products (gardein), full-calorie single-serve frozen dinners and entrées (Hungry-Man), frozen breakfast (Aunt Jemima), frozen and refrigerated bagels (Lender’s), and frozen pizza for one (Celeste) are reported in the Birds Eye Frozen segment. The Company’s baking mixes and frostings (Duncan Hines), shelf-stable pickles (Vlasic), liquid and dry-mix salad dressings (Wish-Bone and Western), table syrups (Mrs. Butterworth’s and Log Cabin), canned meat (Armour, Nalley and Brooks), pie and pastry fillings (Duncan Hines Comstock and Wilderness), barbecue sauces (Open Pit) and Canadian operations other than gardein are reported in the Duncan Hines Grocery segment. The Boulder Brands segment is comprised of health and wellness brands including gluten-free products (Udi's and Glutino), natural frozen meal offerings (EVOL), refrigerated and shelf-stable spreads (Smart Balance), and plant-based refrigerated and shelf-stable spreads (Earth Balance). The Specialty Foods segment consists of snack products (Tim’s Cascade and Snyder of Berlin) and the Company’s food service and private label businesses, other than Boulder Brands.

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

◦
New product introductory (slotting) expenses, which are the costs of having certain retailers stock a new product, including amounts retailers charge for updating their warehousing systems, allocating shelf space and in-store systems set-up, among other things.

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

Other Factors
Other factors that have influenced our results of operations and may do so in the future include:

•
Interest Expense. Our IPO and debt refinancings have improved our debt profile and significantly reduced our leverage. See Note 1 and Note 10 to the consolidated financial statements included elsewhere in this 10-Q for further details. However, as a result of our previous acquisitions and the recent Boulder transaction, we still have significant indebtedness. Although we expect to continue to reduce our leverage over time, we expect interest expense to continue to be a significant component of our expenses.

•
Cash Taxes. We had significant tax-deductible intangible asset amortization and federal and state NOLs, which resulted in minimal federal and state cash taxes through 2015. Continued amortization and utilization of our remaining NOLs will generate modest annual cash savings for 2016 and thereafter.

•
Acquisitions and Consolidations. We believe we have the expertise to identify and integrate value-enhancing acquisitions to grow our business and we have done so successfully in the past. On November 14, 2014, we acquired Garden Protein for $156.5 million, the rapidly growing manufacturer of the plant-based protein brand gardein. On August 20, 2015 we acquired a manufacturing facility in Hagerstown, Maryland for approximately $8.0 million. The site will be used to expand production capabilities for the gardein brand and provide an East coast footprint to supplement the existing Richmond, British Columbia manufacturing location. We expect to incur approximately $30.0 million in capital expenditures in 2016. We also expect to incur approximately $6.0 million of additional expenditures to integrate the location in 2016, of which $0.8 million was incurred in the first quarter of 2016. As previously mentioned, on January 15, 2016, the Company acquired Boulder Brands for a cost of $985.4 million (net of cash acquired), which included the repayment of debt. Total acquisition and financing costs of $32.9 million have been incurred, of which $2.1 million was incurred in the fourth quarter of 2015, with the remainder in the first quarter of 2016. Included in this total is $24.4 million of debt acquisition costs, including original issue discount. During 2016, we expect one-time costs associated with the integration of Boulder to approximate $25.0 million, of which $13.1 million was incurred in the first quarter of 2016.

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

Inflation

To the extent possible, we strive to offset the effects of inflation with cost reduction and productivity programs.We have historically spent approximately $1.9 billion annually on Cost of products sold, therefore each 1% change in our weighted average cost of inputs would increase our Cost of products sold by approximately $19 million. If we experience significant inflation, price increases may be necessary in order to preserve our margins and returns. However, over the past several years, significant macroeconomic weakness and ongoing pressures on the consumer have resulted in shifting consumer buying patterns for grocery products.  As a result, industry volumes have come under pressure, hampering our ability to pass along higher input costs. Severe increases in inflation could have an adverse impact on our business, financial condition and results of operations.

Results of Operations:
Consolidated Statements of Operations
The following tables set forth our statement of operations data expressed in dollars and as a percentage of net sales.

	Three months ended
	March 27, 2016		March 29, 2015
Net sales	$754.3	100.0%	$665.3	100.0%
Cost of products sold	555.7	73.7%	493.6	74.2%
Gross profit	198.6	26.3%	171.7	25.8%

Marketing and selling expenses	$58.9	7.8%	$47.0	7.1%
Administrative expenses	45.9	6.1%	27.8	4.2%
Research and development expenses	4.2	0.6%	3.1	0.5%
Other expense (income), net	9.3	1.2%	5.4	0.8%
	$118.3	15.7%	$83.2	12.5%
Earnings before interest and taxes	$80.3	10.6%	$88.5	13.3%

	Three months ended
	March 27, 2016	March 29, 2015
Net sales
Birds Eye Frozen	$330.0	$317.9
Duncan Hines Grocery	243.2	261.2
North America Retail	573.2	579.1

Boulder Brands	100.8	—
Specialty Foods	80.2	86.2
Total	$754.3	$665.3

Earnings (loss) before interest and taxes
Birds Eye Frozen	$55.2	$43.3
Duncan Hines Grocery	42.6	43.2
Boulder Brands	(11.2)	—
Specialty Foods	6.9	7.7
Unallocated corporate expense	(13.3)	(5.7)
Total	$80.3	$88.5

Depreciation and amortization
Birds Eye Frozen	$11.2	$10.7
Duncan Hines Grocery	7.4	7.0
Boulder Brands	3.0	—
Specialty Foods	3.3	3.2
Total	$24.9	$20.9

Adjustments to Earnings before Interest and Taxes used in the calculation of Adjusted EBITDA as described below in the "Covenant Compliance" section, by Segment, are as follows:

	Three months ended
	March 27, 2016	March 29, 2015
Adjustments to Earnings before interest and taxes
Birds Eye Frozen	$(1.9)	$3.5
Duncan Hines Grocery	(1.6)	3.4
Boulder Brands	23.4	—
Specialty Foods	(0.3)	0.1
Unallocated corporate expense	6.8	—

Three months ended March 27, 2016 compared to the three months ended March 29, 2015
Net sales
Net sales for the three months ended March 27, 2016 increased $89.0 million, or 13.4%, versus year-ago to $754.3 million, reflecting a 15.2% increase from the benefit of the Boulder acquisition and higher net price realization of 0.1%, despite the impact of higher new product introductory expenses, partially offset by a 1.7% decrease from volume/mix and unfavorable foreign currency translation of 0.2%.
Net sales in our North America Retail business for the first quarter were $573.2 million, a decline of $5.9 million, or 1.0%, reflecting a 1.0% decrease from volume/mix partially offset by higher net price realization of 0.3%. Also impacting the comparison was unfavorable foreign currency translation of 0.3%. Our North American Retail business continued to outpace the performance of our composite categories, with market share growth of 0.9 percentage points in the quarter.
Birds Eye Frozen Segment:
Net sales in the three months ended March 27, 2016 increased $12.1 million, or 3.8%, versus year-ago to $330.0 million, reflecting a 3.4% increase from volume/mix and higher net price realization of 0.5% partially offset by unfavorable foreign currency translation of 0.1%. During the period we realized continued strong sales from the Birds Eye franchise and our gardein plant-based protein products. Products launched in 2015 such as Birds Eye Steamfresh Flavor Full, Birds-Eye Protein Blends and Birds Eye Disney-themed side dishes for kids, fueled the growth of Birds Eye vegetables, while distribution gains and the expansion of Family Size offerings and premium tier varieties drove the growth of Birds Eye Voila!. Partially offsetting these positive drivers were lower sales of our Seafood business, driven by category weakness, and lower sales of our Aunt-Jemima and Celeste products.
Duncan Hines Grocery Segment:
Net sales in the three months ended March 27, 2016 were $243.2 million, a decline of $18.0 million, or 6.9% versus year-ago, reflecting a 6.3% decrease from volume/mix, unfavorable foreign currency translation of 0.5% and lower net price realization of 0.1%. During the quarter we realized increased sales of our Vlasic products. This increase was more than offset by lower net sales of our Duncan Hines baking products driven by continued category weakness and lower net sales of our Canadian operations, primarily driven by the unfavorable impact from foreign exchange. Also impacting the period were lower sales of Wish-Bone salad dressings, reflecting new product introductory expenses from the launch of our two new product lines, EVOO (extra virgin olive oil) and Ristorante Italiano dressings.
Boulder Brands Segment:
Net sales in the three months ended March 27, 2016 were $100.8 million, representing the January 15, 2016 to March 27, 2016 time period in which Boulder Brands was consolidated.

Specialty Foods Segment:
Net sales in the three months ended March 27, 2016 were $80.2 million, a decline of $6.0 million, or 6.9% versus year-ago, reflecting a 6.2% decrease from volume/mix and lower net pricing of 0.7%. This decrease was primarily driven by lower sales of private label canned meat and lower sales from our snacks business.
Gross profit
Gross profit for the three months ended March 27, 2016 was $198.6 million, or 26.3% of net sales, compared to $171.7 million, or 25.8% of net sales, in the comparable prior year period. Impacting gross profit in the first quarter of 2016 were expense related to the write-up to fair market value of inventories acquired as a result of the Boulder acquisition and higher mark to market gains on financial instruments. Excluding these and other items affecting comparability, gross profit advanced 17.4% and gross profit percentage increased approximately 90 basis points to 27.3%, primarily reflecting strong productivity, favorable product mix and slightly higher net price realization, in spite of significant new product introductory expenses partially offset by inflation and higher depreciation expense.
The following table outlines the factors resulting in the year on year change in gross profit and gross margin percentage in the three months ended March 27, 2016.

	$ (in millions)	% Net sales
Productivity	$14.0	1.8%
Favorable product mix (including Boulder Brands)	4.9	0.7
Higher mark to market gains on financial instruments	3.8	0.5
Higher net price realization, net of slotting	0.8	0.1
Effects of adjustments related to the application of purchase accounting (a)	(10.4)	(1.4)
Inflation	(8.0)	(1.1)
Higher depreciation expense (b)	(1.6)	(0.2)
Other	0.3	0.1
Subtotal	$3.8	0.5%
Higher sales volume (including Boulder Brands)	23.1
Total	$26.9

(a) Represents expense related to the write-up to fair market value of inventories acquired as a result of the Boulder acquisition.
(b) The increase primarily relates to the insourcing of the manufacturing of Wish-Bone into our St. Elmo, Illinois location.

Marketing and selling expenses
Marketing and selling expenses increased 25.3% to $58.9 million, or 7.8% of net sales, for the three months ended March 27, 2016, compared to $47.0 million, or 7.1% of net sales for the prior year period. The increase primarily reflected higher expenses as a result of the Boulder acquisition and to a lessor extent, higher expense resulting from new product introductions.
Administrative expenses
Administrative expenses were $45.9 million, or 6.1% of net sales, for the three months ended March 27, 2016, compared to $27.8 million, or 4.2% of net sales, for the comparable prior year period. The current quarter included $19.2 million of Administrative expenses related to Boulder, including $13.3 million of restructuring and integration costs. Excluding the impact from the Boulder acquisition, Administrative expense decreased $1.1 million primarily due to a state employment incentive credit.

Research and development expenses
Research and development expenses were $4.2 million, or 0.6% of net sales, for the three months ended March 27, 2016 compared to $3.1 million, or 0.5% of net sales, for the prior year period primarily reflecting higher expenses as a result of the Boulder acquisition.

Other income and expense

	Three months ended
	March 27, 2016	March 29, 2015
Other expense (income), net consists of:
Amortization of intangibles/other assets	$4.0	$3.4
Foreign exchange (gains) losses	(0.8)	2.3
Boulder acquisition costs	6.8	—
Royalty income and other	(0.7)	(0.2)
Total other expense (income), net	$9.3	$5.4

Foreign exchange (gains) losses. Represents foreign exchange (gains) losses from intra-entity loans resulting from the November 2014 Garden Protein acquisition that are anticipated to be settled in the foreseeable future.

Earnings before interest and taxes

Earnings before interest and taxes for the three months ended March 27, 2016 were $80.3 million, a decline of 9.3%, or $8.2 million, largely due to acquisition related expenses. Excluding these expenses and other items affecting comparability, Earnings before interest and taxes increased 11.8% to $106.8 million, compared to $95.5 million in 2015, reflecting the growth in gross profit, partially offset by higher marketing and selling and administrative expenses due to the consolidation of the Boulder acquisition.

Birds Eye Frozen Segment:
Earnings before interest and taxes increased 27.6%, or $12.0 million, versus year-ago to $55.2 million for the three months ended March 27, 2016. Excluding items affecting comparability, Earnings before interest and taxes advanced 14.1% to $53.3 million, reflecting the benefit of net sales growth and productivity savings, partially offset by input cost inflation.

Duncan Hines Grocery Segment:
Earnings before interest and taxes were $42.6 million, a decline of 1.4%, or $0.6 million, as compared to the year-ago period. Excluding items affecting comparability, Earnings before interest and taxes declined 11.9% to $41.0 million, due to the impacts of lower volume, higher new product introductory expenses, higher depreciation expenses and input cost inflation, partially offset by productivity savings and favorable pricing.

Boulder Brands Segment:
Loss before interest and taxes was $11.2 million, reflecting significant acquisition related expenses. Excluding items affecting comparability, Earnings before interest and taxes for the Boulder Brands segment totaled $12.2 million.
Specialty Foods Segment:
Earnings before interest and taxes for the three months ended March 27, 2016 were $6.9 million, a decline of 10.1%, or $0.8 million, as compared to the year-ago period. Excluding items affecting comparability, Earnings before interest and taxes decreased 15.2%, to $6.7 million, largely reflecting the decline in net sales and unfavorable product mix.

Unallocated corporate expense:
Unallocated corporate expense for the three months ended March 27, 2016 was $13.3 million, an increase of $7.5 million, as compared to the year-ago period. The change primarily reflected the impact of $6.8 million of Boulder acquisition costs. Excluding these costs, Unallocated Corporate expenses were $6.5 million for the three months ended March 27, 2016, compared to $5.7 million for the prior year period, reflecting higher equity-based compensation in the current quarter.

Interest expense, net

Net interest expense increased 47.0%, or $10.1 million, to $31.6 million in the three months ended March 27, 2016, compared to $21.5 million in the three months ended March 29, 2015. The increase was largely driven by additional debt issued to finance the Boulder Brands acquisition and, to a lesser extent, the impact of higher interest expense for floating rate debt. Also impacting the comparison were higher interest rate swap losses described below.

We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements, excluding the Accumulated Other Comprehensive Loss "AOCL" portion, are recorded as an adjustment to interest expense. Included in net interest expense was $1.5 million and $0.4 million for the first quarters of 2016 and 2015, respectively, recorded from losses on interest rate swap agreements.

Provision for income taxes

The effective tax rate was 49.0% for the three months ended March 27, 2016 compared to 38.0% for the three months ended March 29, 2015. In connection with our acquisition of Boulder Brands, Inc. (“Boulder”), our effective income tax rate for the three months ended March 27, 2016 includes the tax effect associated with incurring certain non-deductible acquisition costs and compensation payments of 0.7%, a charge for an  increase in our non-current state deferred income tax liability balance of 8.0% and a charge related to the tax effect of foreign operations of 3.3%, principally attributable to a valuation allowance on our foreign tax credit carryforward. There were no significant items affecting our effective income tax rate for the three months ended March 29, 2015.

The Company is a loss corporation as defined by Internal Revenue Code (“the Code”) Section 382. Section 382 places an annual limitation on our ability to use our federal net operating loss (“NOL”) carryovers and other attributes to reduce future taxable income. As of March 27, 2016, we have federal NOL carryovers of $439.4 million subject to an annual limitation of $17.1 million. As a result, $237.2 million of the carryovers exceed the estimated available Section 382 limitation. The Company has reduced its deferred tax assets for this limitation.

During the three months ended March 27, 2016 we acquired Boulder Brands, which is a loss corporation. As of the acquisition date, Boulder had approximately $40.5 million of federal NOL carryovers subject to the Section 382 provisions. The annual limitation is approximately $26.5 million subject to increase for recognized built in gains during the recognition period. Based on our analysis, we anticipate we will be able to utilize the acquired NOL balance in our 2016 tax year without limitation.

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
Our principal liquidity requirements have been, and we expect will be, for working capital and general corporate purposes, including capital expenditures, debt service and our quarterly dividend program. Currently, the quarterly payment is $0.255 per share, or approximately $30 million per quarter. Capital expenditures are expected to be approximately $135 to $145 million in 2016, including Boulder Brands and approximately $30 million for the previously-disclosed gardein capacity expansion. We have historically satisfied our liquidity requirements with internally generated cash flows and availability under our revolving credit facility. We expect that our ability to generate cash from our operations and ability to borrow from our credit facilities should be sufficient to support working capital needs, planned growth, capital expenditures, debt service and dividends for the next 12 months and for the foreseeable future. We have cash in foreign accounts, primarily related to the operations of our Canadian businesses. Tax liabilities related to bringing these funds back into the United States would not be significant and have been accrued.
Statements of cash flows for the three months ended March 27, 2016 compared to the three months ended March 29, 2015
For the three months ended March 27, 2016, net cash flow decreased $99.1 million compared to an increase in net cash flow of $12.1 million for the three months ended March 29, 2015.

Net cash provided by operating activities was $76.8 million for the three months ended March 27, 2016, and was the result of net earnings, excluding non-cash charges and credits, of $62.8 million and a decrease in working capital of $13.9 million. The decrease in working capital was primarily the result of a $27.2 million increase in accounts payable resulting from seasonality and timing of disbursements, a $26.5 million decrease in inventories resulting from the sell-down of the seasonal build from December 2015, a $10.8 million decrease in other current assets primarily from lower prepaid tax balances and a $10.1 million increase in accrued trade marketing driven by the seasonality of our marketing programs. These were partially offset by a $47.2 million increase in accounts receivable primarily due to an increase in days sales outstanding. Also impacting working capital was a $13.4 million decrease in accrued liabilities, primarily attributable to a lower bonus accrual resulting from the 2015 bonuses being paid to executives and other employees in March 2016.

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

Net cash used in investing activities was $1,019.3 million, for the three months ended March 27, 2016 and included $985.4 million for the acquisition of Boulder Brands as well as $33.9 million for capital expenditures which included approximately $1.3 million of costs related to our acquisition integration projects.

Net cash used in investing activities was $27.0 million, for the three months ended March 29, 2015 and was related to capital expenditures. Capital expenditures during the first three months of 2015 included approximately $4.3 million of costs related to our acquisition integration projects.

Net cash provided by financing activities for the three months ended March 27, 2016 was $843.3 million and consisted of $547.3 million of net proceeds from our new Tranche I Term Loans, $350.0 million from our notes offering and $0.5 million of net cash inflows related to our equity based compensation plans which were partially offset by $29.7 million of dividends paid, $21.3 million of debt acquisition costs, $2.2 million of debt repayments, $1.3 million of net capital leases and notes payable activity

Net cash used by financing activities for the three months ended March 29, 2015 was $31.4 million and consisted of $27.3 million of dividends paid, $2.2 million of term loan repayments, $1.1 million of net cash outflows related to our equity based compensation plans and $0.8 million of net capital leases and notes payable activity.

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

5.875% Senior Notes and 4.875% Senior Notes

In April 2013, we issued the 4.875% Senior Notes. In January 2016, we issued the 5.875% Senior Notes. We refer to the 4.875% Notes and the 5.875% Notes as the "Senior Notes". The Senior Notes are general senior unsecured obligations, effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing that indebtedness, and guaranteed on a full, unconditional, joint and several basis by the Company and Pinnacle Foods Finance's wholly-owned domestic subsidiaries that guarantee our other indebtedness.
The indentures governing the Senior Notes limits our (and our restricted subsidiaries’) ability to, subject to certain exceptions:

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
Subject to certain exceptions, the indenture governing the Senior Notes permits us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness.

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
In addition, under the Amended Credit Agreement and the indenture governing the Senior Notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Senior Secured Leverage Ratio (which is currently the same as the ratio of Net First Lien Secured Debt to Covenant Compliance EBITDA described above), in the case of the Amended Credit Agreement, or to the ratio of Covenant Compliance EBITDA to fixed charges for the most recently concluded four consecutive fiscal quarters, in the case of the Senior Notes. We believe that these covenants are material terms of these agreements and that information about the covenants is material to an investor's understanding our financial performance. As of March 27, 2016, we were in compliance with all covenants and other obligations under the Amended Credit Agreement and the indentures governing the Senior Notes.
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
EBITDA, Adjusted EBITDA and Covenant Compliance EBITDA do not represent net earnings or cash flow from operations as those terms are defined by U.S. Generally Accepted Accounting Principles (“GAAP”) and do not necessarily indicate whether cash flows will be sufficient to fund cash needs. In particular, the definitions of Covenant Compliance EBITDA in the Amended Credit Agreement and the indenture allow us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net earnings or loss. However, these are expenses that vary greatly and are difficult to predict. While EBITDA, Adjusted EBITDA and Covenant Compliance EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, they are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.

Our ability to meet the covenants specified above in future periods will depend on events beyond our control, and we cannot assure you that we will meet those ratios. A breach of any of these covenants in the future could result in a default under, or an inability to undertake certain activities in compliance with, the Amended Credit Agreement and the indentures governing the Senior Notes, at which time the lenders could elect to declare all amounts outstanding under the Amended Credit Agreement to be immediately due and payable. Any such acceleration would also result in a default under the indentures governing the Senior Notes.
The following table provides a reconciliation from our net earnings to EBITDA, Adjusted EBITDA and Covenant Compliance EBITDA for the three months ended March 27, 2016 and March 29, 2015, and the fiscal year ended December 27, 2015. The terms and related calculations are defined in the Amended Credit Agreement and the indentures governing the Senior Notes.

(thousands of dollars)	Three months ended		Fiscal Year Ended
	March 27, 2016	March 29, 2015	December 27, 2015
Net earnings	$24,837	$41,536	$212,508
Interest expense, net	31,563	21,475	88,315
Income tax expense	23,881	25,458	123,879
Depreciation and amortization expense	24,917	20,867	89,660
EBITDA	$105,198	$109,336	$514,362
Non-cash items (a)	5,706	3,735	4,315
Acquisition, merger and other restructuring charges (b)	20,779	3,271	12,926
Adjusted EBITDA	$131,683	$116,342	$531,603
Wish-Bone, Garden Protein and Boulder acquisition adjustments (1)	30,223	3,000	60,533
Non-cash equity-based compensation charges (2)	3,910	1,902	13,555
Covenant Compliance EBITDA	$165,816	$121,244	$605,691
Last twelve months Covenant Compliance EBITDA	$650,263

(1)
For the three months ended March 27, 2016 and fiscal 2015, represents proforma additional EBITDA from Boulder for the period prior to the acquisition and net cost savings projected to be realized from acquisition synergies from the Boulder, Garden Protein and Wish-Bone acquisitions, calculated consistent with the definition of Covenant Compliance EBITDA. For the three months ended March 29, 2015, represents the net cost savings projected to be realized from acquisition synergies from both the Garden Protein and Wish-Bone acquisitions, calculated consistent with the definition of Covenant Compliance EBITDA.

(2)
Represents non-cash compensation charges related to the granting of equity awards that occur in the normal course of business. Awards that were issued as a result of the termination of the Hillshire merger agreement are being treated as an adjustment in the determination of Adjusted EBITDA. See Non-cash items below for details.

(a)	Non-cash items are comprised of the following:

(thousands of dollars)	Three months ended		Fiscal Year Ended
	March 27, 2016	March 29, 2015	December 27, 2015
Unrealized gains resulting from hedging activities (1)	$(3,892)	$(110)	$(1,983)
Effects of adjustments related to the application of purchase accounting (2)	10,382	—	—
Non-cash compensation charges (3)	—	1,567	1,567
Foreign exchange (gains) losses (4)	(784)	2,278	4,731
Total non-cash items	$5,706	$3,735	$4,315
 _________________

(1)	Represents non-cash gains resulting from mark-to-market adjustments of obligations under derivative contracts.

(2)	For the three months ended March 27, 2016, represents expense related to the write-up to fair market value of inventories acquired as a result of the Boulder acquisition.

(3)	For the three months ended March 29, 2015 and fiscal 2015, represents non-cash employee incentives and retention charges resulting from the termination of the Hillshire merger agreement.

(4)	Represents foreign exchange (gains) losses resulting from intra-entity loans that are anticipated to be settled in the foreseeable future.

(b)	Acquisition, merger and other restructuring charges are comprised of the following:

(thousands of dollars)	Three months ended		Fiscal Year Ended
	March 27, 2016	March 29, 2015	December 27, 2015
Expenses in connection with an acquisition or other non-recurring merger costs (1)	$6,781	$768	$2,735
Restructuring charges, integration costs and other business optimization expenses (2)	13,998	2,503	9,504
Employee severance (3)	—	—	687
Total acquisition, merger and other restructuring charges	$20,779	$3,271	$12,926
_________________

(1)
For the three months ended March 27, 2016, represents Boulder acquisition costs. For the three months ended March 29, 2015, represents expenses related to the secondary offerings of common stock and employee incentives incurred related to the terminated agreement previously in place with Hillshire. For fiscal 2015, represents Boulder acquisition costs and expenses related to the secondary offerings of common stock.

(2)
For the three months ended March 27, 2016, primarily represents restructuring charges and integration costs of the Boulder and Garden Protein acquisitions. For the three months March 29, 2015 and fiscal 2015, primarily represents integration costs of the Garden Protein and Wish-Bone acquisitions.

(3)	Represents severance costs not related to business acquisitions paid, or to be paid, to terminated employees.
_________________
Our covenant requirements and actual ratios for the twelve months ended March 27, 2016 are as follows:

	Covenant Requirement	Actual Ratio
Amended Credit Agreement
Net First Lien Leverage Ratio (1)	5.75 to 1.00	3.71
Total Leverage Ratio (2)	Not applicable	4.80
Senior Notes (3)
Minimum Covenant Compliance EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions (4)	2.00 to 1.00	6.97
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

(2)
The Total Leverage Ratio is not a financial covenant but is used to determine the applicable margin rate under the Amended Credit Agreement. As of March 27, 2016, our total net leverage ratio was greater than 4.25:1.0, which will result in a 25 basis point interest rate step-up on existing term loans under the Amended Credit Agreement immediately subsequent to our quarterly certification to the Administrative Agent which will occur after the filing of this quarterly 10-Q report. The Total Leverage Ratio is calculated by dividing consolidated total debt less the aggregate amount of all unrestricted cash and cash equivalents by Covenant Compliance EBITDA.

(3)
Our ability to incur additional debt and make certain restricted payments under the indentures governing the Senior Notes, subject to specified exceptions, is tied to a Covenant Compliance EBITDA to fixed charges ratio of at least 2.00 to 1.00.

(4)
Fixed charges is defined in the indenture governing the Senior Notes as (i) consolidated interest expense (excluding specified items) plus consolidated capitalized interest less consolidated interest income, plus (ii) cash dividends and distributions paid on preferred stock or disqualified stock.

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
The following table provides a reconciliation from our gross profit to Adjusted Gross Profit for the three months ended March 27, 2016 and March 29, 2015, and the fiscal year ended December 27, 2015.

(thousands of dollars)	Three months ended		Fiscal Year Ended
	March 27, 2016	March 29, 2015	December 27, 2015
Gross profit	$198,567	$171,717	$740,506
Accelerated depreciation expense (a)	—	—	1,131
Non-cash items (b)	6,490	844	(1,029)
Acquisition, merger and other restructuring charges (c)	637	2,619	9,217
Adjusted Gross Profit	$205,694	$175,180	$749,825

% of Net Sales	27.3%	26.3%	28.2%

(a)	Reflects accelerated depreciation related to in-sourcing of Wish-Bone production.

(b)	Non-cash items are comprised of the following:

(thousands of dollars)	Three months ended		Fiscal Year Ended
	March 27, 2016	March 29, 2015	December 27, 2015
Unrealized losses (gains) resulting from hedging activities (1)	$(3,892)	$(110)	$(1,983)
Effects of adjustments related to the application of purchase accounting (2)	10,382	—	—
Non-cash compensation charges (3)	—	954	954
Non-cash items	$6,490	$844	$(1,029)

 _________________

(1)	Represents non-cash gains and losses resulting from mark-to-market obligations under derivative contracts.

(2)	For the three months ended March 27, 2016, represents expense related to the write-up to fair market value of inventories acquired as a result of the Boulder acquisition.

(3)	Represents non-cash employee incentives and retention charges resulting from the termination of the Hillshire merger agreement.

(c)	Acquisition, merger and other restructuring charges are comprised of the following:

(thousands of dollars)	Three months ended		Fiscal Year Ended
	March 27, 2016	March 29, 2015	December 27, 2015
Expenses in connection with an acquisition or other non-recurring merger costs (1)	$—	$130	$130
Restructuring charges, integration costs and other business optimization expenses (2)	637	2,489	8,625
Employee severance and recruiting (3)	—	—	462
Total acquisition, merger and other restructuring charges	$637	$2,619	$9,217

 _________________

(1)	For the three months ended March 29, 2015 and for fiscal 2015, represents expenses incurred related to the terminated agreement with Hillshire.

(2)
For the three months ended March 27, 2016, primarily represents integration costs of the Garden Protein acquisition. For the three months ended March 29, 2015 and for fiscal 2015, primarily represents integration costs of the Garden Protein and Wish-Bone acquisitions.

(3)	Represents severance costs paid or accrued to terminated employees.

Contractual Commitments

Our contractual commitments consist mainly of payments related to long-term debt and related interest, operating and capital lease payments, certain take-or-pay arrangements entered into as part of the normal course of business and pension obligations. Refer to the “Contractual Commitments” section of the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K filed with the SEC on February 25, 2016 for details on our contractual obligations and commitments.

In addition to the contractual commitments disclosed in the Form 10-K, which have not changed significantly since that point, the table below provides information on the incremental increase to our contractual commitments due to the Boulder acquisition as of March 27, 2016:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Total debt at face value (1)	$900,000	$4,125	$11,000	$11,000	$873,875
Projected interest payments on long term debt (2)	313,035	25,844	84,634	89,175	113,382
Operating lease obligations	28,940	2,747	7,884	7,230	11,079
Capital lease obligations	7,292	872	2,498	2,764	1,158
Purchase obligations (3)	32,003	32,003	—	—	—
Total (4)	$1,281,270	$65,591	$106,016	$110,169	$999,494

(1) Total debt at face value includes scheduled principal repayments and excludes interest payments.
(2) The total projected interest payments on long-term debt are based upon borrowings and interest rates as of March 27, 2016. The interest rate on variable rate debt is subject to changes beyond our control and may result in actual interest expense and payments differing from the amounts above.
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
(4) The total excludes the liability for uncertain tax positions. We are not able to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. Therefore, the long-term portion of the liability is excluded from the preceding table.

Off-Balance Sheet Arrangements

As of March 27, 2016, we did not have any off-balance sheet obligations.

Critical Accounting Policies and Estimates

We have disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Form 10-K filed on February 25, 2016, those accounting policies that we consider to be significant in determining our results of operations and financial condition. Other than the below disclosure, there have been no material changes to those policies that we consider to be significant since the filing of the 10-K. We believe that the accounting principles utilized in preparing our unaudited consolidated financial statements conform in all material respects to GAAP.

Revenue recognition

Boulder Brands recognizes revenue upon the receipt and acceptance of product by the customer. The earnings process is complete once the customer order has been placed and approved and the product shipped has been received by the customer. For the base Pinnacle business, revenue from product sales is recognized upon shipment to the customers as terms are free on board ("FOB") shipping point, at which point title and risk of loss is transferred. As the Company continues to integrate Boulder Brands into its operations and financial reporting systems, the Company’s management expects Boulder Brands revenue recognition policy to align with the base Pinnacle business.

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
FINANCIAL INSTRUMENTS
Risk Management Strategy
We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates, foreign exchange rates or commodity prices. Please refer to Note 12 of the Consolidated Financial Statements "Financial Instruments" for additional details regarding our derivatives and refer to Note 10 of the Consolidated Financial Statements "Debt and Interest Expense" for additional details regarding our debt instruments. There were no significant changes in our exposures to market risk since December 27, 2015.
See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” included in our Form 10-K filed on February 25, 2016.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 27, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective at a level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 27, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1:    LEGAL PROCEEDINGS

No material legal proceedings are currently pending.

ITEM 1A:    RISK FACTORS

Our risk factors are summarized under the “Risk Factors” section of our Form 10-K filed on February 25, 2016. There have been no material changes to our risk factors since the filing of the Form 10-K.

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

CEO Appointment
On April 27, 2016, the Company appointed Mr. Mark Clouse, 47, as the Company’s Chief Executive Officer, effective May 23, 2016 , replacing Bob Gamgort, who is leaving the Company on April 29th, 2016. Mr. Clouse will also serve on the Company’s Board of Directors. Mr. Craig Steeneck, the Company’s current Chief Financial Officer, will assume the additional role of interim-Chief Executive Officer upon Mr. Gamgort’s departure and through May 22, 2016.

ITEM 6:     EXHIBITS

See the Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FOODS INC.

By:	/s/ Craig Steeneck
Name:	Craig Steeneck
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Authorized Officer)
Date:	April 28, 2016

PINNACLE FOODS INC.
Exhibit Index

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference from Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Pinnacle Foods Inc.		8-K	3.1	4/3/13
3.2	Second Amended and Restated Bylaws of Pinnacle Foods Inc.		8-K	3.1	2/16/2016
4.1	Form of Stock Certificate for Common Stock		S-1/A	4.1	3/7/2013
4.2	Indenture, dated as of January 15, 2016, by and among Pinnacle Foods Finance LLC, Pinnacle Foods Finance Corp., the guarantors listed therein and Wilmington Trust, National Association		8-K	4.1	1/15/2016
4.3	First Supplemental Indenture, dated as of January 15, 2016, by and among Pinnacle Foods Finance LLC, Pinnacle Foods Finance Corp., the guarantors listed therein and Wilmington Trust, National Association		8-K	4.2	1/15/2016
4.4	Registration Rights Agreement, dated January 15, 2016, by and among Pinnacle Foods Finance LLC, Pinnacle Foods Finance Corp., the guarantors listed therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers		8-K	4.4	1/15/2016
4.5
First Supplemental Indenture, dated as of February 8, 2016, by and among Pinnacle Foods Finance LLC, Pinnacle Foods Finance Corp., the guarantors listed therein and Wilmington Trust, National Association
		X
10.1	Second Amendment, dated as of January 15, 2016, to Second Amended and Restated Credit Agreement, dated as of April 29, 2013, by and among Pinnacle Foods Finance LLC, Peak Finance Holdings LLC, the guarantors party thereto, the Lenders party thereto and Barclays Bank PLC, as administrative agent for the Lenders		8-K	10.1	1/15/2016
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer	X
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2**	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)	X
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