Form 10-Q
period 2016-06-26
Pinnacle Foods Inc.
filed 2016-07-29
CIK 1564822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2016
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

The Registrant had 117,975,249 shares of common stock, $0.01 par value, outstanding at July 25, 2016.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(thousands, except per share amounts)

	Three months ended		Six months ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Net sales	$756,381	$631,746	$1,510,636	$1,297,027
Cost of products sold	535,189	462,637	1,090,877	956,201
Gross profit	221,192	169,109	419,759	340,826

Marketing and selling expenses	61,036	45,698	119,934	92,707
Administrative expenses	43,703	27,665	89,591	55,451
Research and development expenses	5,098	3,589	9,283	6,641
Other expense (income), net	3,569	2,342	12,884	7,743
	113,406	79,294	231,692	162,542
Earnings before interest and taxes	107,786	89,815	188,067	178,284
Interest expense	35,488	22,187	67,128	43,815
Interest income	27	12	104	165
Earnings before income taxes	72,325	67,640	121,043	134,634
Provision for income taxes	26,542	23,961	50,423	49,419
Net earnings	45,783	43,679	70,620	85,215
Less: Net loss attributable to non-controlling interest	(1)	—	—	—
Net earnings attributable to Pinnacle Foods, Inc. and Subsidiaries common stockholders	$45,784	$43,679	$70,620	$85,215

Net earnings per share attributable to Pinnacle Foods, Inc. and Subsidiaries common stockholders:
Basic	$0.39	$0.38	$0.61	$0.73
Weighted average shares outstanding - basic	116,657	116,031	116,387	115,968
Diluted	$0.39	$0.37	$0.60	$0.73
Weighted average shares outstanding - diluted	117,766	117,281	117,689	117,158
Dividends declared	$0.255	$0.235	$0.510	$0.470
See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (unaudited)
(thousands)

	Three months ended						Six months ended
	June 26, 2016			June 28, 2015			June 26, 2016			June 28, 2015
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings			$45,783			$43,679			$70,620			$85,215
Other comprehensive earnings (loss)
Foreign currency translation:
Foreign currency translation adjustments	123	—	123	623	(238)	385	5,566	—	5,566	(1,938)	757	(1,181)
Cash-flow hedges:
Unrealized gains (losses) arising during the period	(7,996)	3,116	(4,880)	2,254	(843)	1,411	(19,117)	7,390	(11,727)	(10,362)	4,056	(6,306)
Reclassification adjustment for (gains) losses included in net earnings	2,230	(838)	1,392	402	(313)	89	3,616	(1,387)	2,229	91	(86)	5
Pension:
Reclassification of net actuarial loss included in net earnings	309	(117)	192	244	(93)	151	617	(234)	383	519	(198)	321
Other comprehensive earnings (loss)	(5,334)	2,161	(3,173)	3,523	(1,487)	2,036	(9,318)	5,769	(3,549)	(11,690)	4,529	(7,161)
Total comprehensive earnings			42,610			45,715			67,071			78,054
Less: Comprehensive loss attributable to non-controlling interest			(1)			—			—			—
Comprehensive earnings attributable to Pinnacle Foods Inc. and Subsidiaries			$42,611			$45,715			$67,071			$78,054

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
(thousands, except share and per share amounts)

	June 26, 2016	December 27, 2015
Current assets:
Cash and cash equivalents	$129,344	$180,549
Accounts receivable, net of allowances of $11,359 and $7,902, respectively	270,200	219,736
Inventories	441,240	403,101
Other current assets	17,134	13,677
Deferred tax assets	72,620	40,571
Total current assets	930,538	857,634
Plant assets, net of accumulated depreciation of $450,605 and $408,294, respectively	700,971	631,109
Tradenames	2,540,938	2,001,048
Other assets, net	180,606	120,364
Goodwill	2,169,799	1,714,008
Total assets	$6,522,852	$5,324,163

Current liabilities:
Short-term borrowings	$1,758	$2,225
Current portion of long-term obligations	21,754	14,847
Accounts payable	218,244	211,039
Accrued trade marketing expense	41,450	46,228
Accrued liabilities	144,156	100,510
Dividends payable	30,998	30,798
Total current liabilities	458,360	405,647
Long-term debt	3,135,016	2,257,012
Pension and other postretirement benefits	62,903	63,454
Other long-term liabilities	64,359	54,506
Deferred tax liabilities	962,459	738,015
Total liabilities	4,683,097	3,518,634
Commitments and contingencies (Note 13)
Shareholders' equity:
Pinnacle preferred stock: $.01 per share, 50,000,000 shares authorized, none issued	—	—
Pinnacle common stock: par value $.01 per share, 500,000,000 shares authorized; issued 118,577,288 and 117,619,695, respectively	1,186	1,176
Additional paid-in-capital	1,404,567	1,378,521
Retained earnings	528,180	517,330
Accumulated other comprehensive loss	(62,937)	(59,388)
Capital stock in treasury, at cost, 1,000,000 common shares	(32,110)	(32,110)
Total Pinnacle Foods Inc. and Subsidiaries stockholders' equity	1,838,886	1,805,529
Non-controlling interest	869	—
Total Equity	1,839,755	1,805,529
Total liabilities and equity	$6,522,852	$5,324,163

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands)

	Six months ended
	June 26, 2016	June 28, 2015
Cash flows from operating activities
Net earnings	$70,620	$85,215
Non-cash charges (credits) to net earnings
Depreciation and amortization	51,672	43,157
Amortization of debt acquisition costs and discount on term loan	4,657	3,130
Change in value of financial instruments	(7,494)	(4,566)
Equity-based compensation charges	5,131	8,062
Pension expense, net of contributions	66	(2,704)
Other long-term liabilities	1,198	(638)
Other long-term assets	(1,635)	—
Foreign exchange (gains) / losses	(1,283)	1,578
Excess tax benefits on equity-based compensation	(6,369)	(1,076)
Deferred income taxes	19,027	33,123
Changes in working capital (net of effects of acquisition)
Accounts receivable	(7,557)	(4,528)
Inventories	28,351	(9,652)
Accrued trade marketing expense	(4,923)	(4,668)
Accounts payable	2,128	(15,049)
Accrued liabilities	3,041	(4,693)
Other current assets	8,473	(2,257)
Net cash provided by operating activities	165,103	124,434
Cash flows from investing activities
Business acquisition activity (net of cash acquired)	(985,365)	1,102
Capital expenditures	(60,187)	(48,168)
Net cash used in investing activities	(1,045,552)	(47,066)
Cash flows from financing activities
Proceeds from bank term loans	547,250	—
Proceeds from notes offerings	350,000	—
Repayments of long-term obligations	(6,478)	(4,422)
Proceeds from short-term borrowings	1,604	1,710
Repayments of short-term borrowings	(2,060)	(2,312)
Repayment of capital lease obligations	(1,574)	(1,871)
Dividends paid	(59,460)	(54,747)
Net proceeds from issuance of common stock	15,642	824
Excess tax benefits on equity-based compensation	6,369	1,076
Taxes paid related to net share settlement of equity awards	(1,087)	(2,401)
Debt acquisition costs	(21,262)	—
Net cash provided by (used in) financing activities	828,944	(62,143)
Effect of exchange rate changes on cash	300	(346)
Net change in cash and cash equivalents	(51,205)	14,879
Cash and cash equivalents - beginning of period	180,549	38,477
Cash and cash equivalents - end of period	$129,344	$53,356

Supplemental disclosures of cash flow information:
Interest paid	$48,083	$39,453
Interest received	104	165
Income taxes paid	19,145	17,341
Non-cash investing and financing activities:
New capital leases	4,586	—
Dividends payable	30,998	28,059
Accrued additions to plant assets	10,570	17,767

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
(thousands, except share and per share amounts)

	Common Stock		Treasury Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 28, 2014	117,293,745	$1,173	(1,000,000)	$(32,110)	$1,363,129	$419,531	$(37,734)	$1,713,989	$—	$1,713,989
Equity-based compensation plans	290,689	3			7,560			7,563		7,563
Dividends ($0.47 per share) (a)						(54,955)		(54,955)		(54,955)
Comprehensive earnings						85,215	(7,161)	78,054		78,054
Balance, June 28, 2015	117,584,434	$1,176	(1,000,000)	$(32,110)	$1,370,689	$449,791	$(44,895)	$1,744,651	$—	$1,744,651

Balance, December 27, 2015	117,619,695	$1,176	(1,000,000)	$(32,110)	$1,378,521	$517,330	$(59,388)	$1,805,529	$—	$1,805,529
Equity-based compensation plans	957,593	10			26,046			26,056		26,056
Dividends ($0.51 per share) (b)						(59,770)		(59,770)		(59,770)
Non-controlling interest in acquisition								—	869	869
Comprehensive earnings						70,620	(3,549)	67,071	—	67,071
Balance, June 26, 2016	118,577,288	$1,186	(1,000,000)	$(32,110)	$1,404,567	$528,180	$(62,937)	$1,838,886	$869	$1,839,755

(a) $0.235 per share declared February 2015 and June 2015
(b) $0.255 per share declared February 2016 and June 2016

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

1. Summary of Business Activities
Business Overview
Pinnacle Foods Inc. (the "Company") is a leading manufacturer, marketer and distributor of high quality, branded convenience food products, the products and operations of which are managed and reported in four operating segments: (i) Birds Eye Frozen, (ii) Duncan Hines Grocery, (iii) Boulder Brands and (iv) Specialty Foods. The Company’s United States retail frozen vegetables (Birds Eye), frozen complete bagged meals (Birds Eye Voila!), frozen seafood (Van de Kamp’s and Mrs. Paul’s), plant-based protein frozen products (gardein), full-calorie single-serve frozen dinners and entrées (Hungry-Man), frozen breakfast (Aunt Jemima), frozen and refrigerated bagels (Lender’s), and frozen pizza for one (Celeste) are reported in the Birds Eye Frozen segment. The Company’s baking mixes and frostings (Duncan Hines), shelf-stable pickles (Vlasic), liquid and dry-mix salad dressings (Wish-Bone and Western), table syrups (Mrs. Butterworth’s and Log Cabin), canned meat (Armour, Nalley and Brooks), pie and pastry fillings (Duncan Hines Comstock and Wilderness), barbecue sauces (Open Pit) and Canadian operations other than gardein are reported in the Duncan Hines Grocery segment. The Boulder Brands segment is comprised of health and wellness brands including gluten-free products (Udi's and Glutino), natural frozen meal offerings (EVOL), refrigerated and shelf-stable spreads (Smart Balance), and plant-based refrigerated and shelf-stable spreads (Earth Balance). The Specialty Foods segment consists of snack products (Tim’s Cascade and Snyder of Berlin) and the Company’s food service and private label businesses, other than Boulder Brands and gardein.
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

As of the launch of our initial public offering on April 3, 2013 (the “IPO”), we were controlled by Blackstone. Effective September 12, 2014, as a result of Blackstone’s reduced ownership in the Company, we no longer qualified as a “controlled company” under applicable New York Stock Exchange listing standards. On May 8, 2015, Blackstone sold their final 5,000,000 shares in an underwritten public offering. Upon completion of the offering, Blackstone no longer beneficially owned any of the Company's outstanding common stock.

2. Interim Financial Statements

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of June 26, 2016, the results of operations for the three and six months ended June 26, 2016 and June 28, 2015, and the cash flows for the six months ended June 26, 2016 and June 28, 2015. The results of operations are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 27, 2015.

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

Acquisition of Boulder Brands Inc. (the "Boulder acquisition")

On January 15, 2016, the Company acquired 100% of the capital stock of Boulder Brands Inc. ("Boulder") which manufactures a portfolio of health and wellness brands, including Udi's and Glutino gluten-free products, EVOL natural frozen meal offerings, Smart Balance refrigerated and shelf-stable spreads and Earth Balance plant-based refrigerated and shelf-stable spreads. The Boulder acquisition expands the Company's presence in growing and complementary health and wellness categories and in the natural and organic retail channels.

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

The cost of the Boulder acquisition was $1,001,419, which included the repayment of debt. The following table summarizes the preliminary allocation of the total cost of the acquisition to the assets acquired and liabilities assumed:

Assets acquired:
Cash	$16,054
Accounts receivable	42,088
Inventories	66,893
Other current assets	12,043
Deferred tax asset	24,949
Property and equipment	59,405
Tradenames	539,600
Distributor relationships	40,600
Customer relationships	11,400
Other assets	11,798
Goodwill	450,366
Fair value of assets acquired	1,275,196
Liabilities assumed
Accounts payable	16,022
Accrued liabilities	41,094
Capital lease obligations	7,486
Long term deferred tax liability	204,024
Other long-term liabilities	4,282
Non-controlling interest	869
Total cost of acquisition	$1,001,419

Based upon the preliminary allocation, the value assigned to intangible assets and goodwill totaled $1,042.0 million. The goodwill was generated primarily as a result of expected synergies to be achieved because of the Boulder acquisition. Distributor relationships and customer relationships are being amortized on an accelerated basis over 30 and 10 years, respectively. These useful lives are based on an attrition rate based on industry experience, which management believes is appropriate in the Company's circumstances. The Company has also assigned $539.6 million to the value of the tradenames acquired, which is not subject to amortization but

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

is reviewed annually for impairment. Goodwill, which is also not subject to amortization, totaled $450.4 million (tax deductible goodwill of $21.7 million resulted from the Boulder acquisition). The Boulder acquisition is reported in the Company's newly formed Boulder Brands operating segment.

During the six months ended June 26, 2016, the Boulder acquisition resulted in an additional $223.5 million of net sales and a net loss of $9.2 million, related to Boulder operations from January 15, 2016 to June 26, 2016, which included a $10.4 million charge related to the fair value step-up of inventories acquired and sold during the period, $16.7 million of restructuring costs, primarily severance and $6.8 million of acquisition costs described below.

In accordance with the requirements of the acquisition method of accounting for acquisitions, inventories obtained in the Boulder acquisition were required to be valued at fair value (net realizable value, which is defined as estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity), which is $10.4 million higher than historical manufacturing costs. Cost of products sold for the six months ended June 26, 2016 includes pre-tax charges of $10.4 million related to the inventory acquired, which were subsequently sold.

The Boulder acquisition was financed through borrowings of $550.0 million in incremental term loans (the "Tranche I Term Loans") due 2023, $350.0 million of 5.875% Senior Notes (the "5.875% Senior Notes) due 2024, $118.3 million of cash on hand, prior to transaction costs of $6.8 million and $1.7 million in the three months ended June 26, 2016 and fiscal year ended December 27, 2015, respectively, and debt acquisition costs of $24.0 million and $0.4 million in the three months ended June 26, 2016 and fiscal year ended December 27, 2015, respectively. The debt acquisition costs, which included original issue discount are being amortized over the life of the associated debt using the effective interest method and are recorded in Long-Term debt on the Consolidated Balance Sheet. For more information, see Note 10 to the Consolidated Financial Statements, Debt and Interest Expense. Included in the acquisition costs of $6.8 million for the six months ended June 26, 2016 are $6.1 million of merger, acquisition and advisory fees and $0.7 million of other costs. The $1.7 million of transaction costs incurred in fiscal 2015 primarily relate to legal, accounting and other professional fees. The transaction costs are recorded in Other expense (income), net in the Consolidated Statements of Operations.

Pro forma Information

The following unaudited pro forma summary presents the Company's consolidated results of operations as if Boulder had been acquired on December 29, 2014. These amounts adjusted Boulder's historical results to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to plant assets and intangible assets had been applied from December 29, 2014, together with the consequential tax effects. These adjustments also reflect the additional interest expense incurred on the debt to finance the purchase. The six months ended June 26, 2016 pro forma earnings were adjusted to exclude the acquisition related and restructuring costs incurred and the nonrecurring expense related to the fair value inventory step-up adjustment. The six months ended June 28, 2015 pro forma earnings were adjusted to include these charges. The pro forma financial information presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and borrowings undertaken to finance the acquisition had taken place at the beginning of 2015.

Amounts in millions:

	Six months ended June 26, 2016 (unaudited)	Six months ended June 28, 2015 (unaudited)
Net sales	$1,528.2	$1,543.7
Net earnings	$96.2	$52.5

Boulder Brands Restructuring

As a result of the Boulder acquisition, the Company expects to incur approximately $18.0 million of restructuring charges in 2016, primarily related to employee termination and retention benefits. Charges of $6.1 million and $16.7 million were incurred during the three and six months ended June 26, 2016, respectively and were recorded in Administrative expenses in the Consolidated Statements of Operations.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

The following table summarizes total restructuring charges accrued as of June 26, 2016. These amounts are recorded in our Consolidated Balance Sheet in Accrued Liabilities.

	Balance			Balance
Description	December 27, 2015	Expense	Payments	June 26, 2016
Accrued restructuring charges	$—	$16,686	$(7,228)	$9,458

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

Level 3:	Unobservable inputs that reflect the Company’s assumptions.
The Company’s financial assets and liabilities subject to recurring fair value measurements and the required disclosures are as follows:

	Fair Value as of June 26, 2016	Fair Value Measurements Using Fair Value Hierarchy			Fair Value as of December 27, 2015	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Foreign currency derivatives	$45	$—	$45	$—	$471	$—	$471	$—
Total assets at fair value	$45	$—	$45	$—	$471	$—	$471	$—

Liabilities
Interest rate derivatives	$33,959	$—	$33,959	$—	$18,868	$—	$18,868	$—
Commodity derivatives	2,512	—	2,512	—	10,013	—	10,013	—
Total liabilities at fair value	$36,471	$—	$36,471	$—	$28,881	$—	$28,881	$—

The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk.

The valuations of these instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate, commodity, and foreign exchange forward curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of the authoritative guidance for fair value disclosure, the Company incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds,

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

mutual puts and guarantees. The Company had no fair value measurements based upon significant unobservable inputs (Level 3) as of June 26, 2016 or December 27, 2015.

In addition to the instruments named above, the Company also makes fair value measurements in connection with its annual goodwill and trade name impairment testing. These measurements fall into Level 3 of the fair value hierarchy.

5. Other Expense (Income), net

Other Expense (Income), net

	Three months ended		Six months ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Other expense (income), net consists of:
Amortization of intangibles/other assets	$4,309	$3,399	$8,356	$6,761
Foreign exchange (gains) losses	(499)	(701)	(1,283)	1,578
Boulder acquisition costs (Note 3)	—	—	6,781	—
Royalty income and other	(241)	(356)	(970)	(596)
Total other expense (income), net	$3,569	$2,342	$12,884	$7,743

Foreign exchange (gains) losses. These represent foreign exchange (gains) losses from intra-entity loans resulting from the Company's November 2014 Garden Protein acquisition that are anticipated to be settled in the foreseeable future.

6. Equity-Based Compensation Expense and Earnings Per Share

Equity-based Compensation

The Company currently grants equity awards under the Amended and Restated 2013 Omnibus Incentive Plan (the “Incentive Plan”). Equity-based compensation expense recognized during the period is based on the value of the portion of equity-based payment awards that is ultimately expected to vest during the period. As equity-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The authoritative guidance for equity-based compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Expense Information
The following table summarizes equity-based compensation expense which was allocated as follows:

		Three months ended		Six months ended
		June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Cost of products sold		$211	$578	$904	$1,871
Marketing and selling expenses		1,377	1,480	2,557	1,994
Administrative (income) expenses	(1)	(521)	2,412	1,413	3,956
Research and development expenses		155	123	257	241
Pre-tax equity-based compensation expense		1,222	4,593	5,131	8,062
Income tax benefit		(416)	(1,695)	(1,893)	(2,967)
Net equity-based compensation expense		$806	$2,898	$3,238	$5,095

(1) The departure of the Company's previous Chief Executive Officer ("CEO") in the second quarter of 2016 resulted in income being recognized due to the forfeiture of unvested awards.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Amended and Restated 2013 Omnibus Incentive Plan

The Incentive Plan provides for the issuance of up to 11,300,000 shares of the Company's common stock under (1) equity awards granted as a result of the conversion of unvested performance interest units ("PIU's") into restricted common stock of the Company, (2) stock options and other equity awards granted in connection with the completion of the IPO, and (3) awards granted by the Company under the Incentive Plan following the completion of the IPO. Awards granted subsequent to the IPO include nonqualified stock options, non-vested shares and restricted stock units ("RSU's"), the majority of which vest in full three years from the date of grant. The Company also granted non-vested performance shares ("PS's") and grants performance share units ("PSU's"), both of which vest based on achievement of relative total shareholder return performance goals over a three-year performance period.

During the second quarter of 2016, as part of our ongoing equity compensation program and in connection with the hiring of our new Chief Executive Officer:

•
We granted 633,709 nonqualified stock options with grant date fair values ranging from $8.97 to $9.44 and exercise prices ranging from $42.08 to $45.28 using the BlackScholes pricing method to value the awards.

•	We granted 223,204 PSU's and PS's with grant date fair values ranging from $44.32 to $53.07 using the Monte Carlo simulation model to value the awards.

•	We granted 313,795 RSU's with grant date fair values ranging from $42.08 to $45.28, which was the closing price of our stock on the date of grant.

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings or loss for common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are calculated by dividing net earnings by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

	Three months ended		Six months ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Weighted-average common shares	116,657,004	116,030,571	116,387,240	115,968,301
Effect of dilutive securities:	1,108,926	1,250,001	1,302,162	1,190,188
Dilutive potential common shares	117,765,930	117,280,572	117,689,402	117,158,489

Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities. For the three and six months ended June 26, 2016, conversion of securities totaling 748,900 and 562,674, respectively, into common share equivalents were excluded from this calculation as their effect would have been anti-dilutive. For the three and six months ended June 28, 2015, conversion of securities totaling 526,648 and 265,264, respectively, into common share equivalents were excluded from this calculation as their effect would have been anti-dilutive.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

7. Accumulated Other Comprehensive Loss

The components of Accumulated other comprehensive loss consist of the following:

	Currency translation adjustments	Gains (Losses) on cash flow hedges	Change in pensions	Total
Balance at December 27, 2015	$(6,418)	$(9,232)	$(43,738)	$(59,388)
Other comprehensive loss before reclassification	5,566	(11,727)	—	(6,161)
Amounts reclassified from accumulated other comprehensive loss	—	2,229	383	2,612
Net current period other comprehensive (loss) income	5,566	(9,498)	383	(3,549)
Balance at June 26, 2016	$(852)	$(18,730)	$(43,355)	$(62,937)

	Currency translation adjustments	Gains (Losses) on cash flow hedges	Change in pensions	Total
Balance at December 28, 2014	$(2,054)	$4,124	$(39,804)	$(37,734)
Other comprehensive loss before reclassification	(1,181)	(6,306)	—	(7,487)
Amounts reclassified from accumulated other comprehensive loss	—	5	321	326
Net current period other comprehensive (loss) income	(1,181)	(6,301)	321	(7,161)
Balance at June 28, 2015	$(3,235)	$(2,177)	$(39,483)	$(44,895)

The following table presents amounts reclassified out of Accumulated Other Comprehensive Loss ("AOCL") and into Net earnings for the three and six months ended June 26, 2016 and June 28, 2015, respectively.

Gain/(Loss)	Amounts Reclassified from AOCL
	Three months ended		Six months ended
Details about Accumulated Other Comprehensive Loss Components	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015		Reclassified from AOCL to:
Gains and losses on financial instrument contracts
Interest rate contracts	$(2,206)	$(1,011)	$(3,671)	$(1,403)		Interest expense
Foreign exchange contracts	(24)	609	55	1,312		Cost of products sold
Total pre-tax	(2,230)	(402)	(3,616)	(91)
Tax benefit (expense)	838	313	1,387	86		Provision for income taxes
Net of tax	(1,392)	(89)	(2,229)	(5)

Pension actuarial assumption adjustments
Amortization of actuarial loss	(309)	(244)	(617)	(519)	(a)	Cost of products sold
Tax benefit	117	93	234	198		Provision for income taxes
Net of tax	(192)	(151)	(383)	(321)
Net reclassifications into net earnings	$(1,584)	$(240)	$(2,612)	$(326)

(a) This is included in the computation of net periodic pension cost (see Note 11 for additional details).

8. Balance Sheet Information

Accounts Receivable. Customer accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for cash discounts, returns and bad debts is the Company's best estimate of these amounts. The Company determines the allowance based on historical discounts taken and write-off experience. The Company reviews its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance when the Company concludes it is probable the receivable will not be

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

recovered. The Company does not have any off-balance sheet credit exposure related to its customers. Accounts receivable are as follows:

	June 26, 2016	December 27, 2015
Customers	$271,950	$219,352
Allowances for cash discounts, bad debts and returns	(11,359)	(7,902)
Subtotal	260,591	211,450
Other receivables	9,609	8,286
Total	$270,200	$219,736

Inventories. Inventories are as follows:

	June 26, 2016	December 27, 2015
Raw materials	$101,990	$57,145
Work in progress (1)	34,179	61,527
Finished product	305,071	284,429
Total	$441,240	$403,101
(1) Included in work in progress is primarily agricultural inventory.

The Company has various purchase commitments for raw materials and certain finished products within the ordinary course of business. Such commitments are not at prices in excess of current market prices.

Other Current Assets. Other Current Assets are as follows:

	June 26, 2016	December 27, 2015
Prepaid expenses and other	$11,403	$8,166
Prepaid income taxes	5,731	5,511
Total	$17,134	$13,677

Plant Assets. Plant assets are as follows:

	June 26, 2016	December 27, 2015
Land	$15,771	$14,948
Buildings	268,415	246,988
Machinery and equipment	784,641	716,314
Projects in progress	82,749	61,153
Subtotal	1,151,576	1,039,403
Accumulated depreciation	(450,605)	(408,294)
Total	$700,971	$631,109

Depreciation was $22,446 and $43,316 during the three and six months ended June 26, 2016, respectively. Depreciation was $18,891 and $36,396 during the three and six months ended June 28, 2015, respectively. As of June 26, 2016 and December 27, 2015, Machinery and equipment included assets under capital lease with a book value of $21,460 and $16,372 (net of accumulated depreciation of $12,093 and $11,018), respectively.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Accrued Liabilities. Accrued liabilities are as follows:

	June 26, 2016	December 27, 2015
Employee compensation and benefits	$53,009	$55,416
Interest payable	23,795	12,127
Consumer coupons	5,711	2,035
Accrued restructuring charges (see note 3)	9,458	—
Accrued financial instrument contracts (see note 12)	10,933	5,957
Accrued broker commissions	7,519	4,651
Other	33,731	20,324
Total	$144,156	$100,510
Other Long-Term Liabilities. Other long-term liabilities are as follows:

	June 26, 2016	December 27, 2015
Employee compensation and benefits	$12,674	$9,806
Long-term rent liability and deferred rent allowances	7,108	7,774
Liability for uncertain tax positions	11,435	7,712
Accrued financial instrument contracts (see note 12)	27,297	22,924
Other	5,845	6,290
Total	$64,359	$54,506

9. Goodwill, Tradenames and Other Assets
Goodwill
Goodwill by segment is as follows:

	Birds Eye Frozen	Duncan Hines Grocery	Boulder Brands	Specialty Foods	Total
Balance, December 27, 2015	$603,432	$936,615	$—	$173,961	$1,714,008
Boulder acquisition (Note 3)	—	—	450,366	—	450,366
Foreign currency adjustment	1,452	—	3,973	—	5,425
Balance, June 26, 2016	$604,884	$936,615	$454,339	$173,961	$2,169,799

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
Tradenames
Tradenames by segment are as follows:

	Birds Eye Frozen	Duncan Hines Grocery	Boulder	Specialty Foods	Total
Balance, December 27, 2015	$846,336	$1,118,712	$—	$36,000	$2,001,048
Boulder acquisition (Note 3)	—	—	539,600	—	539,600
Foreign currency adjustment	290	—	—	—	290
Balance, June 26, 2016	$846,626	$1,118,712	$539,600	$36,000	$2,540,938

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

Other Assets

	June 26, 2016
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$60,094	$(50,082)	$10,012
Customer relationships - Distributors	34	182,735	(50,493)	132,242
Customer relationships - Food Service	10	11,400	(1,018)	10,382
Customer relationships - Private Label	7	1,290	(526)	764
License	7	6,175	(5,987)	188
Total amortizable intangibles		$261,694	$(108,106)	$153,588
Financial instruments (see Note 12)		1,565	—	1,565
Other (1)		30,024	(4,571)	25,453
Total other assets, net				$180,606
	Amortizable intangibles by segment
	Birds Eye Frozen			$57,211
	Duncan Hines Grocery			42,941
	Boulder Brands			49,773
	Specialty Foods			3,663
				$153,588

	December 27, 2015
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$60,094	$(47,077)	$13,017
Customer relationships - Distributors	35	142,129	(46,507)	95,622
Customer relationships - Private Label	7	1,290	(399)	891
License	7	6,175	(5,800)	375
Total amortizable intangibles		$209,688	$(99,783)	$109,905
Other (2)		14,779	(4,320)	10,459
Total other assets, net				$120,364
	Amortizable intangibles by segment
	Birds Eye Frozen			$60,510
	Duncan Hines Grocery			45,503
	Specialty Foods			3,892
				$109,905

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

(1) As of June 26, 2016, Other primarily consists of cost basis investments in companies in the natural and organic food and beverage industries acquired through the Boulder acquisition as well as security deposits, supplemental savings plan investments and debt acquisition costs associated with the Company's revolver.
(2) As of December 27, 2015, Other primarily consists of security deposits and supplemental savings plan investments.

Amortization of intangible assets was $4,309 and $8,356 for the three and six months ended June 26, 2016, respectively. Amortization of intangible assets was $3,399 and $6,761 for the three and six months ended June 28, 2015, respectively. Estimated amortization expense for each of the next five years and thereafter is as follows: remainder of 2016 - $8,800; 2017 - $11,800; 2018 - $9,600; 2019 - $8,900; 2020 - $8,200 and thereafter - $106,400.

10. Debt and Interest Expense

	June 26, 2016	December 27, 2015
Short-term borrowings
- Notes payable	$1,758	$2,225
Total short-term borrowings	$1,758	$2,225
Long-term debt
- Amended Credit Agreement - Tranche G Term Loans due 2020	1,409,625	1,409,625
- Amended Credit Agreement - Tranche H Term Loans due 2020	511,875	514,500
- Amended Credit Agreement - Tranche I Term Loans due 2023	548,625	—
- 4.875% Senior Notes due 2021	350,000	350,000
- 5.875% Senior Notes due 2024	350,000	—
- 3.0% Note payable to Gilster Mary Lee Corporation	7,012	8,878
- Unamortized discount on long term debt and deferred financing costs	(45,869)	(26,267)
- Capital lease obligations	25,502	15,123
	3,156,770	2,271,859
Less: current portion of long-term obligations	21,754	14,847
Total long-term debt	$3,135,016	$2,257,012

Interest expense	Three months ended		Six months ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Interest expense	$30,871	$19,635	$58,800	$39,282
Amortization of debt acquisition costs and original issue discounts	2,411	1,541	4,657	3,130
Interest rate swap losses (Note 12)	2,206	1,011	3,671	1,403
Total interest expense	$35,488	$22,187	$67,128	$43,815

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
The Tranche I Term Loans bear interest at a floating rate and are maintained as base rate loans or as eurocurrency rate loans. Base rate loans bear interest at the base rate plus the applicable base rate margin, as described in the Amended Credit Agreement. The base rate is defined as the highest of (i) the administrative agent's prime rate, (ii) the federal funds effective rate plus 1/2 of 1% and (iii) the eurocurrency rate that would be payable on such day for a eurocurrency rate loan with a one-month interest period plus 1%. Eurocurrency rate loans bear interest at the adjusted eurocurrency rate plus the applicable eurocurrency rate margin, as described in the Amended Credit Agreement. The eurocurrency rate is determined by reference to the British Bankers Association "BBA" LIBOR rate for the interest period relevant to such borrowing. With respect to Tranche I Term Loans , the eurocurrency rate shall be no less than 0.75% per annum and the base rate shall be no less than 1.75% per annum. The interest rate margin for Tranche I Term Loans under the Amended Credit Agreement is 2.00%, in the case of the base rate loans and 3.00%, in the case of Eurocurrency rate loans.
As a result of the Boulder acquisition, Pinnacle Foods Finance's total net leverage ratio increased above 4.25:1.0, which resulted in a 25 basis point interest rate step-up on existing Term Loans G and H, under the Amended Credit Agreement immediately subsequent to the quarterly certification to the Administrative Agent which occurred after filing the first quarter 10-Q report on April 28, 2016. The higher rate will remain in effect as long as the total net leverage ratio remains greater than 4.25:1.0. As of June 26, 2016, the total net leverage ratio was 4.64:1.0.
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

In addition, at any time prior to January 15, 2019, Pinnacle Foods Finance may redeem up to 35% of the aggregate principal amount of the 5.875% Senior Notes at a redemption price equal to 100% of the aggregate principal amount thereof, plus a premium equal to 5.875%, plus accrued and unpaid interest, if any, to the redemption date, subject to the right of holders of the 5.875% Senior Notes of record on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds received by Pinnacle Foods Finance from one or more equity offerings; provided that (i) at least 50% of the aggregate principal amount of the 5.875% Senior Notes originally issued under the indenture remains outstanding immediately after the occurrence of each such redemption and (ii) each such redemption occurs within 120 days of the date of closing of each such equity offering.

Debt Acquisition Costs and Original Issue Discounts

As discussed in Note 2 of the Consolidated Financial Statements and in accordance with ASU No. 2015-03, the Company now presents debt acquisition costs in the balance sheet as a direct deduction from the related debt liability, rather than as an asset.

As part of the Boulder acquisition, debt acquisition costs of $21.3 million and $0.4 million were incurred during the three months ended March 27, 2016 and the fiscal year ended December 27, 2015, respectively, and original issue discounts of $2.7 million were incurred during the three months ended March 27, 2016. There were no debt acquisition costs or original issue discounts incurred subsequent to March 27, 2016.

All debt acquisition costs and original issue discounts are amortized into interest expense over the life of the related debt using the effective interest method. Amortization of these costs were $2.3 million and $4.4 million during the three and six months ended June 26, 2016, respectively. Amortization of these costs were $1.5 million and $2.9 million during the three and six months ended June 28, 2015, respectively.
The following summarizes debt acquisition cost and original issue discount activity during the six months ended June 26, 2016:

	Gross Carrying Amount	Accumulated Amortization	Net
Balance, December 27, 2015	$58,036	$(31,769)	$26,267
2016 - Additions	24,009	—	24,009
2016 - Amortization	—	(4,407)	(4,407)
Balance, June 26, 2016	$82,045	$(36,176)	$45,869

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Estimated fair value
The estimated fair value of the Company’s long-term debt, including the current portion, as of June 26, 2016, is as follows:

	June 26, 2016
Issue	Face Value	Fair Value
Amended Credit Agreement - Tranche G Term Loans	$1,409,625	$1,409,625
Amended Credit Agreement - Tranche H Term Loans	511,875	511,875
Amended Credit Agreement - Tranche I Term Loans	548,625	550,710
3.0% Note payable to Gilster Mary Lee Corporation	7,012	7,012
4.875% Senior Notes	350,000	353,938
5.875% Senior Notes	350,000	364,875
	$3,177,137	$3,198,035

The estimated fair value of the Company’s long-term debt, including the current portion, as of December 27, 2015, is as follows:

	December 27, 2015
Issue	Face Value	Fair Value
Amended Credit Agreement - Tranche G Term Loans	$1,409,625	$1,384,957
Amended Credit Agreement - Tranche H Term Loans	514,500	505,496
3.0% Note payable to Gilster Mary Lee Corporation	8,878	8,878
4.875% Senior Notes	350,000	337,750
	$2,283,003	$2,237,081

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
The Company maintains a defined benefit plan, the Pinnacle Foods Group LLC Pension Plan (the "Plan"), which is frozen for future benefit accruals. The Company also has three 401(k) plans, three non-qualified supplemental savings plans and the Company participates in a multi-employer defined benefit plan.

Pinnacle Foods Group LLC Pension Plan
The Plan covers eligible employees and provides benefits generally based on years of service and employees’ compensation. The Plan is frozen for future benefits and is funded in conformity with the funding requirements of applicable government regulations. The Plan assets consist principally of cash equivalents, equity and fixed income common collective trusts. The Plan assets do not include any of the Company’s equity or debt securities.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

The following represents the components of net periodic (benefit) cost:

	Three months ended		Six months ended
Pension Benefits	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Interest cost	$2,628	$2,361	$5,256	5,189
Expected return on assets	(2,838)	(3,225)	(5,675)	(6,616)
Amortization of:
Actuarial loss	309	206	617	475
Net periodic cost (benefit)	$99	$(658)	$198	$(952)

Cash Flows
Contributions. In fiscal 2016, the Company does not expect to make any significant contributions to the Plan. The Company made contributions to the Plan totaling $3.1 million in fiscal 2015, of which $0.0 million and $1.7 million was made in the three and six months ended June 28, 2015.
Multi-employer Plans

The Company contributes to the United Food and Commercial Workers International Union Industry Pension Fund (EIN 51-6055922) (the "UFCW Plan") under the terms of the collective-bargaining agreement with its Fort Madison employees.

For the three and six months ended June 26, 2016, contributions to the UFCW Plan were $183 and $364. For the three and six months ended June 28, 2015, contributions to the UFCW Plan were $191 and $384, respectively. The contributions to this UFCW Plan are paid monthly based upon the number of employees. They represent less than 5% of the total contributions received by this UFCW Plan using available information during the most recent plan year.

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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three and six months ended June 26, 2016 and June 28, 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
As of June 26, 2016, the Company had the following interest rate swaps that were designated as cash flow hedges of interest rate risk:

Product	Number of Instruments	Current Notional Amount	Fixed Rate Range	Index	Trade Dates	Maturity Dates
Interest Rate Swaps	10	$1,316,300	1.45% - 2.97%	USD-LIBOR-BBA	Apr 2013 - Oct 2013	Nov 2016 - Apr 2020

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCL in the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in AOCL related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $10,108 will be reclassified as an increase to Interest expense.

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

As of June 26, 2016, the Company had the following foreign currency exchange contracts (in aggregate) that were designated as cash flow hedges of foreign exchange risk:

Product	Number of Instruments	Notional Sold in Aggregate in CAD	Notional Purchased in Aggregate in USD	USD to CAD Exchange Rates	Trade Date	Maturity Dates
CAD $ Contracts	12	$15,000	$11,595	1.281 - 1.313	Oct 2015 - April 2016	July 2016 - Dec 2016

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

As of June 26, 2016, the Company had the following derivative instruments that were not designated in qualifying hedging relationships:

Commodity Contracts	Number of Instruments	Notional Purchased in Aggregate	Price/Index	Trade Dates	Maturity Dates
Diesel Fuel Contracts	1	7,025,182 Gallons	$3.68 - $3.80 per Gallon	Nov 2014	Dec 2016
Heating Oil Contracts	5	8,709,974 Gallons	$1.25 - $1.82 per Gallon	Jan 2015 - Feb 2016	Dec 2016 - Dec 2017
Natural Gas Contracts	2	798,000 MMBTU's	2.41 - 2.81 per MMBTU	Oct 2015 - March 2016	Aug 2016 - Dec 2016
Soybean Oil Contracts	3	32,347,655 Pounds	$0.31 - $0.35 per Pound	Dec 2014 - July 2015	July 2016 - Dec 2016

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Balance Sheets as of June 26, 2016 and December 27, 2015.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value as of June 26, 2016	Balance Sheet Location	Fair Value as of June 26, 2016
Derivatives designated as hedging instruments
Interest Rate Contracts			Accrued liabilities	$6,662
			Other long-term liabilities	27,297
Foreign Exchange Contracts	Other current assets	$45
Total derivatives designated as hedging instruments		$45		$33,959
Derivatives not designated as hedging instruments
Commodity Contracts	Other current assets	$194	Accrued liabilities	$4,271
	Other assets, net	1,565
Total derivatives not designated as hedging instruments		$1,759		$4,271

	Balance Sheet Location	Fair Value as of December 27, 2015	Balance Sheet Location	Fair Value as of December 27, 2015
Derivatives designated as hedging instruments
Interest Rate Contracts			Accrued liabilities	$3,921
			Other long-term liabilities	14,947
Foreign Exchange Contracts	Other current assets	$471
Total derivatives designated as hedging instruments		$471		$18,868
Derivatives not designated as hedging instruments
Commodity Contracts			Accrued liabilities	$2,036
			Other long-term liabilities	7,977
Total derivatives not designated as hedging instruments		$—		$10,013
The Company has elected not to offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of June 26, 2016 and December 27, 2015 would be adjusted as detailed in the following table:

	June 26, 2016			December 27, 2015
Derivative Instrument	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$1,804	(1,804)	$—	$471	(471)	$—

Total liability derivatives	$38,230	(1,804)	$36,426	$28,881	(471)	$28,410

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

The table below presents the effect of the Company’s derivative financial instruments in the Consolidated Statements of Operations and AOCL for the three and six months ended June 26, 2016 and June 28, 2015.

Tabular Disclosure of the Effect of Derivative Instruments

Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	Recognized in AOCL on Derivative (Effective Portion)	Effective portion reclassified from AOCL to:	Reclassified from AOCL into Earnings (Effective Portion)	Ineffective portion recognized in Earnings in:	Recognized in Earnings (Ineffective Portion)
Interest Rate Contracts	$(8,067)	Interest expense	$(2,206)	Interest expense
Foreign Exchange Contracts	71	Cost of products sold	(24)	Cost of products sold	—
Three months ended June 26, 2016	$(7,996)		$(2,230)		$—

Interest Rate Contracts	$(18,761)	Interest expense	$(3,671)	Interest expense
Foreign Exchange Contracts	(356)	Cost of products sold	55	Cost of products sold	(8)
Six months ended June 26, 2016	$(19,117)		$(3,616)		$(8)

Interest Rate Contracts	$2,564	Interest expense	$(1,011)	Interest expense	$—
Foreign Exchange Contracts	(310)	Cost of products sold	609	Cost of products sold	(14)
Three months ended June 28, 2015	$2,254		$(402)		$(14)

Interest Rate Contracts	$(11,567)	Interest expense	$(1,403)	Interest expense	$—
Foreign Exchange Contracts	1,205	Cost of products sold	1,312	Cost of products sold	(15)
Six months ended June 28, 2015	$(10,362)		$(91)		$(15)

Derivatives Not Designated as Hedging Instruments		Recognized in Earnings in:	Recognized in Earnings
Commodity Contracts		Cost of products sold	$1,165
Three months ended June 26, 2016			$1,165

Commodity Contracts		Cost of products sold	$1,848
Six months ended June 26, 2016			$1,848

Commodity Contracts		Cost of products sold	$1,934
Three months ended June 28, 2015			$1,934

Commodity Contracts		Cost of products sold	$(73)
Six months ended June 28, 2015			$(73)

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Credit risk-related contingent features
The Company has agreements with certain counterparties that contain a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of June 26, 2016, the Company has not posted any collateral related to these agreements. If the Company had breached this provision at June 26, 2016, it could have been required to settle its obligations under the agreements at their termination value, which differs from the recorded fair value. The table below summarizes the aggregate fair values of those derivatives that contain credit risk-related contingent features as of June 26, 2016 and December 27, 2015.
June 26, 2016

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$(17,712)	$986	$(517)	$(16,209)
	Foreign Exchange Contracts	93	—	—	93
	Commodity Contracts	(2,703)	21	—	(2,682)
Bank of America	Interest Rate Contracts	(14,665)	1,116	—	(13,549)
	Foreign Exchange Contracts	(49)	1	—	(48)
	Commodity Contracts	146	1	—	147
Credit Suisse	Interest Rate Contracts	(3,103)	40	(531)	(2,533)
Macquarie	Interest Rate Contracts	(1,976)	13	(294)	(1,669)
	Commodity Contracts	22	2	—	24
Total		$(39,948)	$2,179	$(1,342)	$(36,426)
December 27, 2015

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$(9,616)	$773	$(260)	$(8,583)
	Commodity Contracts	(7,035)	116	—	(6,919)
Bank of America	Interest Rate Contracts	(5,879)	790	—	(5,089)
	Foreign Exchange Contracts	470	1	—	471
	Commodity Contracts	(1,737)	29	—	(1,709)
Credit Suisse	Interest Rate Contracts	(2,627)	53	(260)	(2,314)
Macquarie	Interest Rate Contracts	(3,137)	47	(209)	(2,882)
	Commodity Contracts	(1,408)	23	—	(1,386)
Total		$(30,970)	$1,831	$(728)	$(28,410)

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

	Three months ended		Six months ended
SEGMENT INFORMATION	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Net sales
Birds Eye Frozen	$285,155	$268,859	$615,166	$586,749
Duncan Hines Grocery	270,471	277,994	513,656	539,192
Boulder Brands	122,607	—	223,455	—
Specialty Foods	78,148	84,893	158,359	171,086
Total	$756,381	$631,746	$1,510,636	$1,297,027
Earnings before interest and taxes
Birds Eye Frozen	$46,794	$37,978	$102,035	$81,255
Duncan Hines Grocery	52,255	51,041	94,860	94,248
Boulder Brands (1)	7,028	—	(4,198)	—
Specialty Foods	6,333	7,599	13,253	15,299
Unallocated corporate expenses (2)	(4,624)	(6,803)	(17,883)	(12,518)
Total	$107,786	$89,815	$188,067	$178,284
Depreciation and amortization
Birds Eye Frozen	$10,857	$10,747	$22,042	$21,415
Duncan Hines Grocery	7,781	8,081	15,162	15,081
Boulder Brands	4,688	—	7,692	—
Specialty Foods	3,429	3,461	6,776	6,661
Total	$26,755	$22,289	$51,672	$43,157
Capital expenditures
Birds Eye Frozen	$16,811	$13,212	$36,443	$17,752
Duncan Hines Grocery	10,551	6,889	21,820	25,811
Boulder Brands	1,457	—	2,493	—
Specialty Foods	2,023	1,043	4,017	4,605
Total	$30,842	$21,144	$64,773	$48,168

NET SALES BY PRODUCT TYPE
Net sales
Frozen	$381,171	$305,335	$796,317	$664,474
Shelf stable meals and meal enhancers	261,933	233,951	500,175	442,925
Desserts	75,980	65,279	144,764	137,133
Snacks	37,297	27,181	69,380	52,495
Total	$756,381	$631,746	$1,510,636	$1,297,027

GEOGRAPHIC INFORMATION
Net sales
United States	$741,576	$626,468	$1,486,639	$1,287,635
Canada	41,005	31,067	77,114	60,565
United Kingdom	3,217	—	5,689	—
Intercompany	(29,417)	(25,789)	(58,806)	(51,173)
Total	$756,381	$631,746	$1,510,636	$1,297,027

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

(1)	Includes $10.4 million of charges related to the fair value step-up of inventories acquired and $16.7 million of restructuring costs in the six months ended June 26, 2016.

(2)	Includes $6.8 million of acquisition costs in the six months ended June 26, 2016.

SEGMENT INFORMATION	June 26, 2016	December 27, 2015
Total assets
Birds Eye Frozen	$2,204,408	$2,263,159
Duncan Hines Grocery	2,629,048	2,664,966
Boulder Brands	1,271,670	—
Specialty Foods	340,645	351,499
Corporate	77,081	44,539
Total	$6,522,852	$5,324,163
GEOGRAPHIC INFORMATION
Plant assets
United States	$664,754	$615,123
Canada	32,322	15,986
United Kingdom	3,895	—
Total	$700,971	$631,109

15. Provision for Income Taxes

The provision for income taxes and related effective tax rates for the three and six months ended June 26, 2016 and June 28, 2015, respectively, were as follows:

	Three months ended		Six months ended
Provision for Income Taxes	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Current	$20,066	$9,337	$31,396	$16,296
Deferred	6,476	14,624	19,027	33,123
Total	$26,542	$23,961	$50,423	$49,419

Effective tax rate	36.7%	35.4%	41.7%	36.7%

Income taxes are accounted for in accordance with the authoritative guidance for accounting for income taxes under which deferred tax assets and liabilities are determined based on the difference between their financial statement basis and tax basis, using enacted tax rates in effect for the year in which the differences are expected to reverse.

In connection with our acquisition of Boulder, our effective income tax rate for the six months ended June 26, 2016 was increased by approximately 5.0% due to the tax effect of certain non-deductible acquisition costs and compensation payments, a charge for an increase in our non-current state deferred income tax liability balance and a charge related to the tax effect of foreign operations, principally attributable to a valuation allowance on our foreign tax credit carryforward. Our income tax rate for the six months ended June 26, 2016 and June 28, 2015 also reflects the benefit of the domestic production activities deduction and tax credits. For the six months ended June 28, 2015, it was also reduced by the effect of enacted state tax legislation.

For the three months ended June 26, 2016, our rate was impacted by the effect of certain non-deductible acquisition and compensation expenditures incurred in connection with our acquisition of Boulder. It also reflects the benefit of the domestic production activities deduction and tax credits. For the three months ended June 28, 2015, it was reduced by the effect of the domestic production activities deduction, tax credits and by enacted state tax legislation.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

The Company regularly evaluates its deferred tax assets for future realization.  A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized.  Changes in valuation allowances from period to period are included in the Company's tax provision in the period of change and as noted above, for the six months ended June 26, 2016, a valuation allowance was recorded on our foreign tax credit carryforward in connection with our acquisition of Boulder Brands. There was no significant movement in our valuation allowances on state attribute carryforwards during the three and six months ended June 26, 2016 and for the three and six months ended June 28, 2015.

The Company is a loss corporation as defined by Internal Revenue Code (“the Code”) Section 382. Section 382 places an annual limitation on our ability to use our federal net operating loss (“NOL”) carryovers and other attributes to reduce future taxable income. As of June 26, 2016, we have federal NOL carryovers of $439.4 million subject to an annual limitation of $17.1 million. As a result, $237.2 million of the carryovers exceed the estimated available Section 382 limitation. The Company has reduced its deferred tax assets for this limitation.

On January 15, 2016 we acquired Boulder which is a loss corporation. As of the acquisition date, Boulder had approximately $46.0 million of federal NOL carryovers subject to the Section 382 provisions. The annual limitation is approximately $26.5 million subject to increase for recognized built in gains during the recognition period. Based on our analysis, we anticipate we will be able to utilize the acquired NOL balance in our 2016 tax year without limitation.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. The FASB is amending the FASB Accounting Standards Codification ("ASC") and creating Topic 842, Leases, which will supersede Topic 840, Leases. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Under the new guidance, lessees will be required to recognize the assets and liabilities arising from leases on the balance sheet. The updated guidance will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. In transition to the new guidance, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is in the process of evaluating this guidance.

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

In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”. The new guidance eliminates the requirement to retrospectively account for adjustments to provisional amounts recognized in a business combination. Under the ASU, the adjustments to the provisional amounts will be recognized in the reporting period in which the

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

adjustment amounts are determined. The updated guidance will be effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption is permitted, and the ASU should be applied prospectively. The Company has implemented this guidance in 2016 without material effect on the consolidated financial statements.

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
The following condensed consolidating financial information presents:

(1)	(a) Condensed consolidating balance sheets as of June 26, 2016 and December 27, 2015.
(b) The related condensed consolidating statements of operations and comprehensive earnings for the Company, Pinnacle Foods Finance, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Three and six months ended June 26, 2016; and
ii. Three and six months ended June 28, 2015.

(c) The related condensed consolidating statements of cash flows for the Company, Pinnacle Foods Finance, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Six months ended ended June 26, 2016; and
ii. Six months ended ended June 28, 2015.

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Balance Sheet June 26, 2016

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$—	$122,433	$6,911	$—	$129,344
Accounts receivable, net	—	—	258,122	12,078	—	270,200
Intercompany accounts receivable	92,756	—	791,709	1,610	(886,075)	—
Inventories, net	—	—	425,019	16,221	—	441,240
Other current assets	—	239	15,838	1,057	—	17,134
Deferred tax assets	—	1,670	69,717	1,233	—	72,620
Total current assets	92,756	1,909	1,682,838	39,110	(886,075)	930,538
Plant assets, net	—	—	664,754	36,217	—	700,971
Investment in subsidiaries	1,777,372	2,476,347	39,627	—	(4,293,346)	—
Intercompany note receivable	—	2,996,357	44,914	9,802	(3,051,073)	—
Tradenames	—	—	2,536,400	4,538	—	2,540,938
Other assets, net	—	2,492	166,423	11,691	—	180,606
Deferred tax assets	—	343,347	—	—	(343,347)	—
Goodwill	—	—	2,115,319	54,480	—	2,169,799
Total assets	$1,870,128	$5,820,452	$7,250,275	$155,838	$(8,573,841)	$6,522,852
Current liabilities:
Short-term borrowings	$—	$—	$1,758	$—	$—	$1,758
Current portion of long-term obligations	—	10,750	10,989	15	—	21,754
Accounts payable	—	—	209,180	9,064	—	218,244
Intercompany accounts payable	—	857,303	1,610	27,210	(886,123)	—
Accrued trade marketing expense	—	—	38,931	2,519	—	41,450
Accrued liabilities	244	34,052	106,370	3,490	—	144,156
Dividends payable	30,998	—	—	—	—	30,998
Total current liabilities	31,242	902,105	368,838	42,298	(886,123)	458,360
Long-term debt	—	3,113,678	21,029	309	—	3,135,016
Intercompany note payable	—	—	2,986,057	64,968	(3,051,025)	—
Pension and other postretirement benefits	—	—	62,903	—	—	62,903
Other long-term liabilities	—	27,297	33,687	3,375	—	64,359
Deferred tax liabilities	—	—	1,301,414	4,392	(343,347)	962,459
Total liabilities	31,242	4,043,080	4,773,928	115,342	(4,280,495)	4,683,097
Commitments and contingencies (Note 13)
Shareholders' equity:
Pinnacle common stock	1,186	—	—	—	—	1,186
Additional paid-in-capital	1,404,567	1,405,753	1,313,141	33,008	(2,751,902)	1,404,567
Retained earnings	528,180	434,556	1,199,791	13,242	(1,647,589)	528,180
Accumulated other comprehensive loss	(62,937)	(62,937)	(36,585)	(6,623)	106,145	(62,937)
Capital stock in treasury, at cost	(32,110)	—	—	—	—	(32,110)
Total Pinnacle Foods Inc. and Subsidiaries stockholders' equity	1,838,886	1,777,372	2,476,347	39,627	(4,293,346)	1,838,886
Non-controlling interest	—	—	—	869	—	869
Total Equity	1,838,886	1,777,372	2,476,347	40,496	(4,293,346)	1,839,755
Total liabilities and equity	$1,870,128	$5,820,452	$7,250,275	$155,838	$(8,573,841)	$6,522,852

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings For the three months ended June 26, 2016

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$741,576	$44,222	$(29,417)	$756,381
Cost of products sold	—	—	525,536	38,072	(28,419)	535,189
Gross profit	—	—	216,040	6,150	(998)	221,192

Marketing and selling expenses	—	—	59,356	1,680	—	61,036
Administrative expenses	—	—	41,281	2,422	—	43,703
Research and development expenses	—	—	4,967	131	—	5,098
Intercompany royalties	—	—	(48)	155	(107)	—
Intercompany management fees	—	—	—	643	(643)	—
Intercompany technical service fees	—	—	—	248	(248)	—
Other expense (income), net	—	(499)	3,967	101	—	3,569
Equity in (earnings) loss of investees	(45,784)	(52,539)	(683)	—	99,006	—
	(45,784)	(53,038)	108,840	5,380	98,008	113,406
Earnings before interest and taxes	45,784	53,038	107,200	770	(99,006)	107,786
Intercompany interest (income) expense	—	(23,434)	23,650	(216)	—	—
Interest expense	—	34,987	491	10	—	35,488
Interest income	—	—	13	14	—	27
Earnings before income taxes	45,784	41,485	83,072	990	(99,006)	72,325
Provision (benefit) for income taxes	—	(4,299)	30,533	308	—	26,542
Net earnings	45,784	45,784	52,539	682	(99,006)	45,783
Less: Net loss attributable to non-controlling interest	—	—	—	(1)	—	(1)
Net earnings attributable to Pinnacle Foods, Inc. and Subsidiaries common stockholders	$45,784	$45,784	$52,539	$683	$(99,006)	$45,784

Total comprehensive earnings	42,611	42,611	52,952	903	(96,467)	42,610
Less: Comprehensive loss attributable to non-controlling interest	—	—	—	(1)	—	(1)
Comprehensive earnings attributable to Pinnacle Foods, Inc. and Subsidiaries	$42,611	$42,611	$52,952	$904	$(96,467)	$42,611

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings For the six months ended June 26, 2016

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$1,486,639	$82,803	$(58,806)	$1,510,636
Cost of products sold	—	—	1,073,951	73,981	(57,055)	1,090,877
Gross profit	—	—	412,688	8,822	(1,751)	419,759

Marketing and selling expenses	—	—	116,893	3,041	—	119,934
Administrative expenses	—	—	85,073	4,518	—	89,591
Research and development expenses	—	—	8,903	380	—	9,283
Intercompany royalties	—	—	(304)	483	(179)	—
Intercompany management fees	—	—	—	1,074	(1,074)	—
Intercompany technical service fees	—	—	—	498	(498)	—
Other expense (income), net	—	(1,283)	14,035	132	—	12,884
Equity in (earnings) loss of investees	(70,620)	(78,657)	1,665	—	147,612	—
	(70,620)	(79,940)	226,265	10,126	145,861	231,692
Earnings before interest and taxes	70,620	79,940	186,423	(1,304)	(147,612)	188,067
Intercompany interest (income) expense	—	(51,692)	51,582	110	—	—
Interest expense	—	66,127	979	22	—	67,128
Interest income	—	—	71	33	—	104
Earnings (loss) before income taxes	70,620	65,505	133,933	(1,403)	(147,612)	121,043
Provision (benefit) for income taxes	—	(5,115)	55,276	262	—	50,423
Net earnings (loss)	70,620	70,620	78,657	(1,665)	(147,612)	70,620
Less: Net earnings attributable to non-controlling interest	—	—	—	—	—	—
Net earnings (loss) attributable to Pinnacle Foods, Inc. and Subsidiaries common stockholders	$70,620	$70,620	$78,657	$(1,665)	$(147,612)	$70,620

Total comprehensive earnings	67,071	67,071	84,338	3,634	(155,043)	67,071
Less: Comprehensive earnings attributable to non-controlling interest	—	—	—	—	—	—
Comprehensive earnings attributable to Pinnacle Foods, Inc. and Subsidiaries	$67,071	$67,071	$84,338	$3,634	$(155,043)	$67,071

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Cash Flows For the six months ended June 26, 2016
	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(6,369)	$11,481	$139,564	$20,427	$—	$165,103
Cash flows from investing activities
Business acquisition activity	—	—	(985,365)	—	—	(985,365)
Intercompany accounts receivable/payable	—	7,832	13,588	—	(21,420)	—
Intercompany loans	—	(880,122)	—	—	880,122	—
Investment in Subsidiary	44,905	33,726	—	—	(78,631)	—
Capital expenditures	—	—	(57,086)	(3,101)	—	(60,187)
Net cash (used in) provided by investing activities	44,905	(838,564)	(1,028,863)	(3,101)	780,071	(1,045,552)
Cash flows from financing activities
Net proceeds from issuance of common stock	15,642	—	—	—	—	15,642
Excess tax benefits on stock-based compensation	6,369	—	—	—	—	6,369
Taxes paid related to net share settlement of equity awards	(1,087)	—	—	—	—	(1,087)
Dividends paid	(59,460)	—	—	—	—	(59,460)
Proceeds from notes offering	—	350,000	—	—	—	350,000
Proceeds from bank term loans	—	547,250	—	—	—	547,250
Repayments of long-term obligations	—	(4,000)	(2,478)	—	—	(6,478)
Proceeds from short-term borrowing	—	—	1,604	—	—	1,604
Repayments of short-term borrowing	—	—	(2,060)	—	—	(2,060)
Intercompany accounts receivable/payable	—	—	(7,832)	(13,588)	21,420	—
Return of capital	—	(44,905)	(33,726)	—	78,631	—
Intercompany loans	—	—	880,122	—	(880,122)	—
Repayment of capital lease obligations	—	—	(1,567)	(7)	—	(1,574)
Debt acquisition costs	—	(21,262)	—	—	—	(21,262)
Net cash (used in) provided by financing activities	(38,536)	827,083	834,063	(13,595)	(780,071)	828,944
Effect of exchange rate changes on cash	—	—	—	300	—	300
Net change in cash and cash equivalents	—	—	(55,236)	4,031	—	(51,205)
Cash and cash equivalents - beginning of period	—	—	177,669	2,880	—	180,549
Cash and cash equivalents - end of period	$—	$—	$122,433	$6,911	$—	$129,344

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Cash Flows For the six months ended June 28, 2015

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$(6,195)	$137,365	$(6,736)	$—	$124,434
Cash flows from investing activities
Payments for business acquisitions	—	—	1,102	—	—	1,102
Intercompany accounts receivable/payable	—	—	(19,131)	—	19,131	—
Intercompany loans	—	—	(7,209)	—	7,209	—
Investment in subsidiaries	55,248	—	—	—	(55,248)	—
Capital expenditures	—	—	(47,057)	(1,111)	—	(48,168)
Net cash (used in) provided by investing activities	55,248	—	(72,295)	(1,111)	(28,908)	(47,066)
Cash flows from financing activities
Proceeds from the issuance of common stock	824	—	—	—	—	824
Excess tax benefits on stock-based compensation	1,076	—	—	—	—	1,076
Taxes paid related to net share settlement of equity awards	(2,401)	—	—	—	—	(2,401)
Dividends paid	(54,747)	—	—	—	—	(54,747)
Repayments of long-term obligations	—	(2,626)	(1,796)	—	—	(4,422)
Proceeds from short-term borrowing	—	—	1,710	—	—	1,710
Repayments of short-term borrowing	—	—	(2,312)	—	—	(2,312)
Intercompany accounts receivable/payable	—	8,821	—	10,310	(19,131)	—
Proceeds from Intercompany loans	—	—	—	7,209	(7,209)	—
Parent investment	—	—	(55,248)	—	55,248	—
Repayment of capital lease obligations	—	—	(1,871)	—	—	(1,871)
Net cash (used in) provided by financing activities	(55,248)	6,195	(59,517)	17,519	28,908	(62,143)
Effect of exchange rate changes on cash	—	—	—	(346)	—	(346)
Net change in cash and cash equivalents	—	—	5,553	9,326	—	14,879
Cash and cash equivalents - beginning of period	—	—	32,942	5,535	—	38,477
Cash and cash equivalents - end of period	$—	$—	$38,495	$14,861	$—	$53,356

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

18. Subsequent events

On July 26, 2016, Pinnacle Foods Finance entered into amendments to the Amended Credit Agreement for the purpose of reducing the interest rate applicable to the Tranche I Term Loans (the “Repricing”). The eurocurrency rate was amended from a minimum of 0.75% to a minimum of 0.0% and the interest rate margin was amended from 3.00% to 2.75%. All other terms and conditions of the Tranche I Term Loans remained the same. As a result of the Repricing, the Company expects to benefit from approximately $10.0 million of cash interest savings over the remaining life of the loan. In connection with the Repricing, Pinnacle Foods Finance incurred approximately $1.2 million of fees.

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

Overview

We are a leading manufacturer, marketer and distributor of high quality, branded food products in North America. The business is comprised of four segments: Birds Eye Frozen, Duncan Hines Grocery, Boulder Brands and Specialty Foods. The Company’s United States retail frozen vegetables (Birds Eye), frozen complete bagged meals (Birds Eye Voila!), frozen seafood (Van de Kamp’s and Mrs. Paul’s), plant-based protein frozen products (gardein), full-calorie single-serve frozen dinners and entrées (Hungry-Man), frozen breakfast (Aunt Jemima), frozen and refrigerated bagels (Lender’s), and frozen pizza for one (Celeste) are reported in the Birds Eye Frozen segment. The Company’s baking mixes and frostings (Duncan Hines), shelf-stable pickles (Vlasic), liquid and dry-mix salad dressings (Wish-Bone and Western), table syrups (Mrs. Butterworth’s and Log Cabin), canned meat (Armour, Nalley and Brooks), pie and pastry fillings (Duncan Hines Comstock and Wilderness), barbecue sauces (Open Pit) and Canadian operations other than gardein are reported in the Duncan Hines Grocery segment. The Boulder Brands segment is comprised of health and wellness brands including gluten-free products (Udi's and Glutino), natural frozen meal offerings (EVOL), refrigerated and shelf-stable spreads (Smart Balance), and plant-based refrigerated and shelf-stable spreads (Earth Balance). The Specialty Foods segment consists of snack products (Tim’s Cascade and Snyder of Berlin) and the Company’s food service and private label businesses, other than Boulder Brands and gardein.

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
Industry Trends
Growth in our industry is driven primarily by population growth, changes in product selling prices and changes in consumption between out-of-home and in-home eating. In the current economic environment, consumers are looking for value alternatives, which have caused an increase in the percentage of products sold on promotion and a shift from traditional retail grocery to mass merchandisers, club stores and dollar store channels. We believe we are well positioned in grocery and non-traditional channels, maintaining strong customer relationships across key retailers in each segment.

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

•
Acquisitions and Consolidations. We believe we have the expertise to identify and integrate value-enhancing acquisitions to grow our business and we have done so successfully in the past. On November 14, 2014, we acquired Garden Protein for $156.5 million, the rapidly growing manufacturer of the plant-based protein brand gardein. On August 20, 2015 we acquired a manufacturing facility in Hagerstown, Maryland for approximately $8.0 million. The site will be used to expand production capabilities for the gardein brand and provide an East coast footprint to supplement the existing Richmond, British Columbia manufacturing location. We expect to invest approximately $30.0 million for the gardein capacity expansion in 2016. We also expect to incur approximately $7.0 million of additional charges to integrate the location in 2016, of which $1.4 million was incurred in the first half of 2016. As previously mentioned, on January 15, 2016, the Company acquired Boulder Brands for a cost of $1,004.4 million (which included $16.1 million of cash acquired), which included the repayment of debt. Total acquisition and financing costs of $32.9 million have been incurred, of which $2.1 million was incurred in the fourth quarter of 2015, with the remainder in the first quarter of 2016. Included in this total is $24.4 million of debt acquisition costs, including original issue discount. During 2016, we expect one-time costs associated with the integration of Boulder to approximate $30.0 million, of which $22.4 million was incurred in the first half of 2016.

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

Inflation

To the extent possible, we strive to offset the effects of inflation with cost reduction and productivity programs.We expect to spend approximately $2.3 billion annually on Cost of products sold, therefore each 1% change in our weighted average cost of inputs would increase our Cost of products sold by approximately $23 million. If we experience significant inflation, price increases may be necessary in order to preserve our margins and returns. However, over the past several years, significant macroeconomic weakness and ongoing pressures on the consumer have resulted in shifting consumer buying patterns for grocery products.  As a result, industry volumes have come under pressure, hampering our ability to pass along higher input costs. Severe increases in inflation could have an adverse impact on our business, financial condition and results of operations.

Results of Operations:
Consolidated Statements of Operations
The following tables set forth our statement of operations data expressed in dollars and as a percentage of net sales.

	Three months ended				Six months ended
	June 26, 2016		June 28, 2015		June 26, 2016		June 28, 2015
Net sales	$756.4	100.0%	$631.7	100.0%	$1,510.6	100.0%	$1,297.0	100.0%
Cost of products sold	535.2	70.8%	462.6	73.2%	1,090.9	72.2%	956.2	73.7%
Gross profit	221.2	29.2%	169.1	26.8%	419.8	27.8%	340.8	26.3%

Marketing and selling expenses	$61.0	8.1%	$45.7	7.2%	$119.9	7.9%	$92.7	7.1%
Administrative expenses	43.7	5.8%	27.7	4.4%	89.6	5.9%	55.5	4.3%
Research and development expenses	5.1	0.7%	3.6	0.6%	9.3	0.6%	6.6	0.5%
Other expense (income), net	3.6	0.5%	2.3	0.4%	12.9	0.9%	7.7	0.6%
	$113.4	15.0%	$79.3	12.6%	$231.7	15.3%	$162.5	12.5%
Earnings before interest and taxes	$107.8	14.3%	$89.8	14.2%	$188.1	12.5%	$178.3	13.7%

	Three months ended		Six months ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Net sales
Birds Eye Frozen	$285.2	$268.9	$615.2	$586.7
Duncan Hines Grocery	270.5	278.0	513.7	539.2
North America Retail	555.6	546.9	1,128.8	1,125.9

Boulder Brands	122.6	—	223.5	—
Specialty Foods	78.1	84.9	158.4	171.1
Total	$756.4	$631.7	$1,510.6	$1,297.0

Earnings (loss) before interest and taxes
Birds Eye Frozen	$46.8	$38.0	$102.0	$81.3
Duncan Hines Grocery	52.3	51.0	94.9	94.2
Boulder Brands	7.0	—	(4.2)	—
Specialty Foods	6.3	7.6	13.3	15.3
Unallocated corporate expense	(4.6)	(6.8)	(17.9)	(12.5)
Total	$107.8	$89.8	$188.1	$178.3

Depreciation and amortization
Birds Eye Frozen	$10.9	$10.7	$22.0	$21.4
Duncan Hines Grocery	7.8	8.1	15.2	15.1
Boulder Brands	4.7	—	7.7	—
Specialty Foods	3.4	3.5	6.8	6.7
Total	$26.8	$22.3	$51.7	$43.2

Adjustments to Earnings before Interest and Taxes used in the calculation of Adjusted EBITDA as described below in the "Covenant Compliance" section, by Segment, are as follows:

	Three months ended		Six months ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Adjustments to Earnings before interest and taxes
Birds Eye Frozen	$(1.4)	$(1.5)	$(3.3)	$2.0
Duncan Hines Grocery	(1.6)	(1.0)	(3.2)	2.4
Boulder Brands	10.2	—	33.6	—
Specialty Foods	(0.2)	(0.3)	(0.4)	(0.2)
Unallocated corporate expense	—	—	6.8	—

Three months ended June 26, 2016 compared to the three months ended June 28, 2015
Net sales
Net sales for the three months ended June 26, 2016 increased $124.6 million, or 19.7%, versus year-ago to $756.4 million, reflecting a 19.4% increase from the benefit of the Boulder acquisition and higher net price realization of 1.3%, partially offset by a 0.9% decrease from volume/mix and unfavorable foreign currency translation of 0.1%.
Net sales in our North America Retail business for the three months ended June 26, 2016 increased $8.8 million, or 1.6%, versus year-ago to $555.6 million, reflecting a 1.4% increase from higher net price realization and a 0.3% increase due to volume/mix, partially offset by unfavorable foreign currency translation of 0.1%. Our North American Retail business continued to outpace the performance of our composite categories, with market share growth of 0.7 percentage points in the quarter.
Birds Eye Frozen Segment:
Net sales in the three months ended June 26, 2016 increased $16.3 million, or 6.1%, versus year-ago to $285.2 million, reflecting a 3.6% increase from volume/mix and higher net price realization of 2.5%, despite higher new product introductory expenses. During the period we realized continued strong sales from the Birds Eye franchise and our gardein plant-based protein products. Recent innovation and strength of existing products continue to fuel the growth of the Birds Eye franchise. Also positively impacting net sales for the period were higher sales of Hungry-Man products.
Duncan Hines Grocery Segment:
Net sales in the three months ended June 26, 2016 were $270.5 million, a decline of $7.5 million, or 2.7% versus year-ago, reflecting a 2.9% decrease from volume/mix and unfavorable foreign currency translation of 0.3%, partially offset by higher net price realization of 0.5%. The period benefited from higher sales of our Armour canned meats. This increase was more than offset by lower net sales of our Wish-Bone products, pressured by ongoing category weakness and new product introductory expenses related to our Wish-Bone EVOO and Wish-Bone Ristorante Italiano product lines. Also impacting the period was a decline in our Canadian business, primarily due to lower volumes and the unfavorable impact from foreign exchange.
Boulder Brands Segment:
Net sales in the three months ended June 26, 2016 were $122.6 million. Retail consumption since the acquisition has advanced for the Glutino, Udi's, Earth Balance and EVOL brands, offset by a moderating decline for Smart Balance.
Specialty Foods Segment:
Net sales in the three months ended June 26, 2016 were $78.1 million, a decline of $6.7 million, or 7.9% versus year-ago, reflecting an 8.2% decrease from volume/mix, offset partially by higher net pricing of 0.3%. This decrease was primarily driven by lower sales of private label canned meat.

Gross profit
Gross profit for the three months ended June 26, 2016 was $221.2 million, or 29.2% of net sales, compared to $169.1 million, or 26.8% of net sales, in the comparable prior year period. Impacting gross profit in the second quarter of 2016 were lower expenses related to acquisition integrations and lower mark to market gains on financial instruments. Excluding these and other items affecting comparability, Adjusted gross profit advanced 31.4% and Adjusted gross profit percentage increased approximately 260 basis points to 28.9%, primarily reflecting strong productivity, favorable product mix, including the benefit of Boulder, and higher net price realization. Partially offsetting these positive drivers were modest inflation and higher depreciation expense.
The following table outlines the factors resulting in the year on year change in gross profit and gross margin percentage in the three months ended June 26, 2016.

	$ (in millions)	% Net sales
Productivity	$17.0	2.1%
Favorable product mix (including Boulder)	8.7	0.9
Higher net price realization, net of slotting	7.4	0.7
Inflation	(6.0)	(0.8)
Higher depreciation expense	(0.6)	(0.1)
Lower mark to market gains on financial instruments	(0.9)	(0.1)
Other (a)	(3.1)	(0.2)
Subtotal	$22.5	2.5%
Higher sales volume (including Boulder Brands)	29.6
Total	$52.1

(a) Consists primarily of higher finished product and packaging obsolescence and the unfavorable impact of currency.

Marketing and selling expenses
Marketing and selling expenses increased 33.6% to $61.0 million, or 8.1% of net sales, for the three months ended June 26, 2016, compared to $45.7 million, or 7.2% of net sales for the prior year period. The increase primarily reflected a double digit increase in marketing investment on the base business and the inclusion of Boulder.
Administrative expenses
Administrative expenses were $43.7 million, or 5.8% of net sales, for the three months ended June 26, 2016, compared to $27.7 million, or 4.4% of net sales, for the comparable prior year period. The increase was primarily driven by the addition of Boulder, which included $6.1 million of restructuring costs in the current quarter.

Research and development expenses
Research and development expenses were $5.1 million, or 0.7% of net sales, for the three months ended June 26, 2016 compared to $3.6 million, or 0.6% of net sales, for the prior year period primarily reflecting higher expenses as a result of the Boulder acquisition.

Other income and expense

	Three months ended
	June 26, 2016	June 28, 2015
Other expense (income), net consists of:
Amortization of intangibles/other assets	$4.3	$3.4
Foreign exchange gains	(0.5)	(0.7)
Royalty income and other	(0.2)	(0.4)
Total other expense (income), net	$3.6	$2.3

Foreign exchange gains. Represents foreign exchange gains from intra-entity loans resulting from the November 2014 Garden Protein acquisition that are anticipated to be settled in the foreseeable future.

Earnings before interest and taxes

Earnings before interest and taxes increased $18.0 million, or 20.0%, to $107.8 million. Items affecting comparability in the three months ended June 26, 2016 and June 28, 2015, were $7.0 million of charges and $2.8 million of credits, respectively. The variance in these items primarily resulted from higher restructuring and integration costs resulting from the Boulder acquisition and lower unrealized mark to market gains on financial instruments. Excluding items affecting comparability, Adjusted earnings before interest and taxes increased $27.8 million, or 31.9%, reflecting the growth in gross profit, partially offset by higher marketing and selling driven by a double digit increase in marketing investment, and higher administrative expenses primarily due to the inclusion of Boulder Brands.

Birds Eye Frozen Segment:
Earnings before interest and taxes for the three months ended June 26, 2016 increased 23.2%, or $8.8 million, versus year-ago to $46.8 million for the three months ended June 26, 2016. Excluding items affecting comparability, Adjusted earnings before interest and taxes advanced 24.5% to $45.4 million, reflecting the benefits of net sales growth and productivity savings, partially offset by very modest input cost inflation and increased investment in consumer marketing.

Duncan Hines Grocery Segment:
Earnings before interest and taxes for the three months ended June 26, 2016 were $52.3 million, an increase of 2.4%, or $1.2 million, as compared to the year-ago period. Excluding items affecting comparability, Adjusted earnings before interest and taxes advanced 1.2% to $50.7 million, reflecting productivity savings partially offset by lower volumes and modest input cost inflation.

Boulder Brands Segment:
Earnings before interest and taxes for the three months ended June 26, 2016 were $7.0 million, reflecting significant restructuring expenses. Excluding items affecting comparability, Adjusted earnings before interest and taxes for the Boulder Brands segment totaled $17.2 million.
Specialty Foods Segment:
Earnings before interest and taxes for the three months ended June 26, 2016 were $6.3 million, a decline of 16.7%, or $1.3 million, as compared to the year-ago period. Excluding items affecting comparability, Adjusted earnings before interest and taxes decreased 15.7%, to $6.1 million, largely reflecting the decline in net sales.

Unallocated corporate expense:
Unallocated corporate expense for the three months ended June 26, 2016 was $4.6 million, a decline of $2.2 million, as compared to the year-ago period. The decline primarily reflected lower equity based compensation expense driven by the change in CEO.

Interest expense, net

Net interest expense increased 59.9%, or $13.3 million, to $35.5 million in the three months ended June 26, 2016, compared to $22.2 million in the three months ended June 28, 2015. The increase was largely driven by additional debt issued to finance the Boulder acquisition and, to a lesser extent, the impact of higher interest expense for floating rate debt. Also impacting the comparison were higher interest rate swap losses described below.

We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements, excluding the AOCL portion, are recorded as an adjustment to interest expense. Included in net interest expense was $2.2 million and $1.0 million for the second quarters of 2016 and 2015, respectively, recorded from losses on interest rate swap agreements.

Provision for income taxes

The effective tax rate was 36.7% for the three months ended June 26, 2016 compared to 35.4% for the three months ended June 28, 2015.

Our effective rate for the three months ended June 26, 2016 increased by 1.4% compared to the three months ended June 28, 2015 due to certain non-deductible acquisition and compensation expenditures incurred in connection with our acquisition of Boulder. This increase was partially offset by an incremental benefit of 0.8% from our domestic production activities deduction as compared to the three months ended June 28, 2015. Our effective rate for the three months ended June 28, 2015 also included a benefit of 0.8% for enacted state law changes.

The Company is a loss corporation as defined by Section 382 of the Code. Section 382 places an annual limitation on our ability to use our NOL carryovers and other attributes to reduce future taxable income. As of June 26, 2016, we have federal NOL carryovers of $439.4 million subject to an annual limitation of $17.1 million. As a result, $237.2 million of the carryovers exceed the estimated available Section 382 limitation. The Company has reduced its deferred tax assets for this limitation.

We have significant tax-deductible intangible asset amortization and federal and state NOLs, which resulted in minimal federal and state cash taxes through 2015. We expect continued amortization and utilization of our NOLs will generate modest annual cash tax savings in 2016 and thereafter.

Six months ended June 26, 2016 compared to the six months ended June 28, 2015
Net sales
Net sales for the six months ended June 26, 2016 increased $213.6 million, or 16.5%, versus year-ago to $1.51 billion, reflecting a 17.2% increase from the benefit of the Boulder acquisition and higher net price realization of 0.8% partially offset by a 1.3% decrease from volume/mix. The period also was impacted by unfavorable foreign currency translation of 0.2%.
Net sales in our North American retail business for the six months ended June 26, 2016 increased 0.3% versus year-ago to $1.13 billion, reflecting higher net price realization of 0.8%, offset by a 0.4% decrease from volume/mix. Also impacting the comparison was unfavorable foreign currency translation of 0.1%. We continued to outpace the performance of our composite categories, with market share growth in the six months of 0.8 percentage points.
Birds Eye Frozen Segment:
Net sales in the six months ended June 26, 2016 increased 4.8% versus year-ago to $615.2 million, reflecting a 3.5% increase from volume/mix and higher net price realization of 1.4%. Also impacting the comparison was unfavorable foreign currency translation of 0.1%. During the period we realized continued strong sales from the Birds Eye franchise, our gardein plant-based protein products and our Hungry-Man frozen entrées. Products launched in 2015 such as Birds Eye Steamfresh Flavor Full, BirdsEye Protein Blends and Birds Eye Disney-themed side dishes for kids, fueled the growth of Birds Eye vegetables, while distribution gains and the expansion of Family Size offerings and premium tier varieties drove the growth of Birds Eye Voila!. Partially offsetting these positive drivers were lower sales of our Seafood business, driven by category weakness, and lower sales of our Aunt-Jemima products.
Duncan Hines Grocery Segment:
Net sales in the six months ended June 26, 2016 were $513.7 million, a decline of 4.7%, reflecting higher net price realization of 0.2% more than offset by a 4.6% decrease from volume/mix and unfavorable foreign currency translation of 0.3%. Impacting the period were lower sales of our Duncan Hines baking products due to category weakness, lower sales of Wish-Bone products, reflecting a highly competitive category environment and new product introductory expenses from the launch of our two new product lines, Wish-Bone EVOO and Wish-Bone Ristorante Italiano dressing. Also impacting the period was lower net sales from our Canadian operations, including the unfavorable impact from foreign exchange.
Boulder Brands Segment:
Net sales in the six months ended June 26, 2016 were $223.5 million, representing the January 15, 2016 to June 26, 2016 time period in which Boulder Brands was consolidated.

Specialty Foods Segment:
Net sales in the six months ended June 26, 2016 decreased 7.4% versus year-ago to $158.4 million, reflecting a 7.2% decline from volume/mix and lower net pricing of 0.2%. This decline was primarily driven by decreased sales of private label canned meat.
Gross profit
Gross profit for the six months ended June 26, 2016 was $419.8 million, or 27.8% of net sales, compared to $340.8 million, or 26.3% of net sales, in the comparable prior year period. Impacting gross profit in the six months ended June 26, 2016 were expenses related to the write-up to fair market value of inventories acquired as a result of the Boulder acquisition and higher mark to market gains on financial instruments. Excluding these and other items affecting comparability, Adjusted gross profit advanced 24.3% and gross profit percentage increased 180 basis points to 28.1%. The increased margin largely reflected strong productivity, favorable product mix and the benefits of higher net price realization partially offset by the impacts of input cost inflation, higher depreciation and other items.
The following table outlines the factors resulting in the year on year change in gross profit and gross margin percentage in the six months ended June 26, 2016.

	$ (in millions)	% Net sales
Productivity	$31.0	2.0%
Favorable product mix (Including Boulder)	13.7	0.8
Higher net price realization, net of slotting	8.2	0.4
Higher mark-to-market gains on financial instruments	2.9	0.2
Inflation	(14.0)	(0.9)
Effects of adjustments related to the application of purchase accounting (a)	(10.4)	(0.7)
Higher depreciation expense (b)	(2.2)	(0.1)
Other (c)	(3.0)	(0.2)
Subtotal	$26.2	1.5%
Higher sales volume	52.7
Total	$78.9

(a) Represents expense related to the write-up to fair market value of inventories acquired as a result of the Boulder acquisition.
(b) The increase primarily relates to the insourcing of the manufacturing of Wish-Bone into our St. Elmo, Illinois location.
(c) Consist primarily of higher finished product and packaging obsolescence and the unfavorable impact of currency.

Marketing and selling expenses
Marketing and selling expenses were $119.9 million, or 7.9% of net sales, for the six months ended June 26, 2016, compared to $92.7 million, or 7.1% of net sales, for the comparable prior year period. The increase primarily reflected the impact of the Boulder acquisition and an increase in marketing investment, including new product introductions.
Administrative expenses
Administrative expenses were $89.6 million, or 5.9% of net sales, for the six months ended June 26, 2016, compared to $55.5 million, or 4.3% of net sales, for the comparable prior year period. The increase was primarily driven by the addition of Boulder, which included $16.7 million of restructuring costs in the current period.

Research and development expenses:
Research and development expenses were $9.3 million, or 0.6% of net sales, for the six months ended June 26, 2016 compared to $6.6 million, or 0.5% of net sales, for the comparable prior year period. The increase primarily reflected higher expenses as a result of the Boulder acquisition and innovation related expenses.

Other income and expense

	Six months ended
	June 26, 2016	June 28, 2015
Other expense (income), net consists of:
Amortization of intangibles/other assets	$8.4	$6.8
Foreign exchange losses	(1.3)	1.6
Boulder acquisition costs	6.8	—
Royalty income and other	(1.0)	(0.6)
Total other expense (income), net	$12.9	$7.7

Foreign exchange losses. Represents foreign exchange losses from intra-entity loans resulting from the Garden Protein acquisition that are anticipated to be settled in the foreseeable future.

Earnings before interest and taxes

Earnings before interest and taxes for the six months ended June 26, 2016 increased $9.8 million, or 5.5%, versus year-ago to $188.1 million. Items affecting comparability in the six months ended June 26, 2016 and June 28, 2015 were $33.5 million and $4.2 million of charges, respectively. The variance in these items was largely driven by acquisition related expenses in the current period. Excluding these items, Adjusted earnings before interest and taxes increased $39.1 million, or 21.4%, primarily resulting from increased gross profit, partially offset by higher marketing and selling and administrative expenses due to the consolidation of the Boulder acquisition.

Birds Eye Frozen Segment:
Earnings before interest and taxes for the six months ended June 26, 2016 were $102.0 million, an increase of $20.8 million, or 25.6%, as compared to the year-ago period. Excluding items affecting comparability, Adjusted earnings before interest and taxes increased $15.5 million, or 18.7%, largely reflecting increased gross profit driven by the benefit of net sales growth and productivity savings, partially offset by input cost inflation.

Duncan Hines Grocery Segment:
Earnings before interest and taxes for the six months ended June 26, 2016 were $94.9 million, an increase of $0.6 million, or 0.6%, as compared to the year-ago period. Excluding items affecting comparability, Adjusted earnings before interest and taxes declined $4.9 million, or 5.1%, largely reflecting lower volume, higher new product introductory expenses, higher depreciation expenses and input cost inflation, partially offset by productivity savings.

Boulder Brands Segment:
Loss before interest and taxes was $4.2 million, reflecting significant acquisition related expenses. Excluding items affecting comparability, Adjusted earnings before interest and taxes for the Boulder Brands segment totaled $29.4 million.

Specialty Foods Segment:
Earnings before interest and taxes for the six months ended June 26, 2016 were $13.3 million, a decline of $2.0 million, or 13.4%, versus year-ago. Excluding items affecting comparability, Adjusted earnings before interest and taxes decreased $2.3 million or 15.2%, largely reflecting the decline in net sales and unfavorable product mix.

Unallocated corporate expense:
Unallocated corporate expense for the six months ended June 26, 2016 was $17.9 million, as compared to $12.5 million in the year ago period. The increase primarily reflected the impact of the Boulder acquisition costs and lower equity based compensation expense driven by the change in CEO.

Interest expense, net
Net interest expense increased 53.5%, or $23.4 million, to $67.0 million in the six months ended June 26, 2016 from $43.7 million in the nine months ended June 28, 2015. The increase was largely driven by additional debt issued to finance the Boulder acquisition and, to a lesser extent, the impact of higher interest expense for floating rate debt. Also impacting the comparison were higher interest rate swap losses described below.

We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements, excluding the AOCL portion, are recorded as an adjustment to interest expense. Included in net interest expense was $3.7 million and $1.4 million for the first six months of 2016 and 2015, respectively, recorded from losses on interest rate swap agreements.

Provision for income taxes
The effective tax rate was 41.7% for the six months ended June 26, 2016 compared to 36.7% for the six months ended June 28, 2015.

In connection with our acquisition of Boulder Brands, Inc., our effective income tax rate for the six months ended June 26, 2016 was increased by approximately 5.0% due to the tax effect of certain non-deductible acquisition costs and compensation payments, a charge for an increase in our non-current state deferred income tax liability balance and a charge related to the tax effect of foreign operations, principally attributable to a valuation allowance on our foreign tax credit carryforward. Our income tax rate for the six months ended June 26, 2016 and June 28, 2015 also reflects the benefit of the domestic production activities deduction and tax credits. For the six months ended June 28, 2015, it was also reduced by the effect of enacted state tax legislation.

The Company is a loss corporation as defined by Section 382 of the Code. Section 382 places an annual limitation on our ability to use our NOL carryovers and other attributes to reduce future taxable income. As of June 26, 2016, we have NOL carryovers of $439.4 million subject to an annual limitation of $17.1 million. As a result, $237.2 million of the carryovers exceed the estimated available Section 382 limitation. The Company has reduced its deferred tax assets for this limitation.

On January 15, 2016 we acquired Boulder which is a loss corporation. As of the acquisition date, Boulder had approximately $46.0 million of federal NOL carryovers subject to the Section 382 provisions. The annual limitation is approximately $26.5 million subject to increase for recognized built in gains during the recognition period. Based on our analysis, we anticipate we will be able to utilize the acquired NOL balance in our 2016 tax year without limitation.

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
Our principal liquidity requirements have been, and we expect will be, for working capital and general corporate purposes, including capital expenditures, debt service and our quarterly dividend program. Currently, the quarterly payment is $0.255 per share, or approximately $30 million per quarter. Capital expenditures are expected to be approximately $115 to $125 million in 2016, including Boulder. We have historically satisfied our liquidity requirements with internally generated cash flows and availability under our revolving credit facility. We expect that our ability to generate cash from our operations and ability to borrow from our credit facilities should be sufficient to support working capital needs, planned growth, capital expenditures, debt service and dividends for the next 12 months and for the foreseeable future. We have cash in foreign accounts, primarily related to the operations of our Canadian businesses. Tax liabilities related to bringing these funds back into the United States would not be significant and have been accrued.
Statements of cash flows for the six months ended June 26, 2016 compared to the six months ended June 28, 2015
For the six months ended June 26, 2016, net cash flow decreased $51.2 million compared to an increase in net cash flow of $14.9 million for the six months ended June 28, 2015.

Net cash provided by operating activities was $165.1 million for the six months ended June 26, 2016, and was the result of net earnings, excluding non-cash charges and credits, of $135.6 million and a decrease in working capital of $29.5 million. The decrease in working capital was primarily the result of a $28.4 million decrease in inventories resulting from the sell-down of the seasonal build from December 2015, an $8.5 million decrease in other current assets primarily from lower prepaid tax balances, a $3.0 million increase in accrued liabilities, primarily attributable to higher interest and restructuring accruals and a $2.1 million increase in accounts payable resulting from seasonality and timing of disbursements. These were partially offset by a $7.6 million increase in accounts receivable primarily due to an increase in days sales outstanding and a $4.9 million decrease in accrued trade marketing driven by the seasonality of our marketing programs.

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

Net cash used in investing activities was $1,045.6 million, for the six months ended June 26, 2016 and included $985.4 million for the acquisition of Boulder as well as $60.2 million for capital expenditures.

Net cash used in investing activities was $47.1 million, for the six months ended June 28, 2015 and included $48.2 million capital expenditures as well as $1.1 million of cash inflows from a Garden Protein acquisition post closing working capital adjustment. Capital expenditures during the first six months of 2015 included approximately $8.4 million of costs related to acquisition integration projects.

Net cash provided by financing activities for the six months ended June 26, 2016 was $828.9 million and consisted of $547.3 million of net proceeds from our new Tranche I Term Loans, $350.0 million from our notes offering and $20.9 million of net cash inflows related to our equity based compensation plans which were partially offset by $59.5 million of dividends paid, $21.3 million of debt acquisition costs, $6.5 million of debt repayments, $2.0 million of net cash outflows for capital leases and notes payable activity.

Net cash used by financing activities for the six months ended June 28, 2015 was $62.1 million and consisted of $54.7 million of dividends paid, $6.9 million of debt repayments and $0.5 million of net cash outflows related to our equity based compensation plans.

Debt

For more information on our debt, see Note 10 of the Consolidated Financial Statements "Debt and Interest Expense".

On July 26, Pinnacle Foods Finance completed the Repricing. See Note 18 of the Consolidated Financial Statements “Subsequent Events”.

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

Non-GAAP Financial Measures

Pinnacle uses the following non-GAAP financial measures as defined by the Securities and Exchange Commission in its financial communications. These non-GAAP financial measures should be considered as supplements to the GAAP reported measures, should not be considered replacements for, or superior to, the GAAP measures and may not be comparable to similarly named measures used by other companies.

•	Adjusted gross profit

•	Adjusted gross profit as a % of sales

•	Adjusted EBITDA

•	Adjusted Earnings before Interest and Taxes (Adjusted EBIT)

Adjusted gross profit
Pinnacle defines Adjusted gross profit as gross profit before accelerated depreciation related to restructuring activities, certain non-cash items, acquisition, merger and other restructuring charges and other adjustments. The Company believes that the presentation of Adjusted gross profit is useful to investors in the evaluation of the operating performance of companies in similar industries. The Company believes this measure is useful to investors because it increases transparency and assists investors in understanding the underlying performance of the Company and in the analysis of ongoing operating trends. In addition, Adjusted gross profit is one of the components used to evaluate the performance of Company’s management. Such targets include, but are not limited to, measurement of sales efficiency, productivity measures and recognition of acquisition synergies.

Adjusted EBITDA
Pinnacle defines Adjusted EBITDA as earnings before interest expense, taxes, depreciation and amortization (“EBITDA”), further adjusted to exclude certain non-cash items, non-recurring items and certain other adjustment items permitted in calculating Covenant Compliance EBITDA under the Senior Secured Credit Facility and the indentures governing the Senior Notes. Adjusted EBITDA does not include adjustments for equity-based compensation and certain other adjustments related to acquisitions, both of which are permitted in calculating Covenant Compliance EBITDA.

Management uses Adjusted EBITDA as a key metric in the evaluation of underlying Company performance, in making financial, operating and planning decisions and, in part, in the determination of cash bonuses for its executive officers and employees. The Company believes this measure is useful to investors because it increases transparency and assists investors in understanding the underlying performance of the Company and in the analysis of ongoing operating trends. Additionally, Pinnacle believes the presentation of Adjusted EBITDA provides investors with useful information, as it is an important component in measuring covenant compliance in accordance with the financial covenants and determining our ability to service debt and meet any payment obligations. In addition, Pinnacle believes that Adjusted EBITDA is frequently used by analysts, investors and other interested parties in their evaluation of companies, many of which present an Adjusted EBITDA measure when reporting their results. The Company has historically reported Adjusted EBITDA to analysts and investors and believes that its continued inclusion provides consistency in financial reporting and enables analysts and investors to perform meaningful comparisons of past, present and future operating results.

Adjusted EBITDA should not be considered as an alternative to operating or net earnings (loss), determined in accordance with GAAP, as an indicator of the Company’s operating performance, as an alternative to cash flows from operating activities, determined in accordance with GAAP, as an indicator of cash flows, or as a measure of liquidity.

Adjusted Earnings before Interest and Taxes (Adjusted EBIT)
Adjusted earnings before interest and taxes is provided because Pinnacle believes it is useful information in understanding our EBIT results by improving the comparability of year-to-year results. Additionally, Adjusted EBIT provides transparent and useful information to management, investors, analysts and other parties in evaluating and assessing the Company and its segments, primary operating results from period to period after removing the impact of unusual, non-operational or restructuring-related activities that affect comparability. Adjusted EBIT is one of the measures management uses for planning and budgeting, monitoring and evaluating financial and operating results and in the analysis of ongoing operating trends.

Covenant Compliance EBITDA
Covenant Compliance EBITDA is defined as earnings before interest expense, taxes, depreciation and amortization, further adjusted to exclude non-cash items, extraordinary, unusual or non-recurring items and other adjustment items permitted in calculating Covenant Compliance EBITDA under the Amended Credit Agreement and the indenture governing the Senior Notes. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Covenant Compliance EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financial covenants.
EBITDA, Adjusted EBITDA and Covenant Compliance EBITDA do not represent net earnings or (loss) or cash flow from operations as those terms are defined by GAAP and do not necessarily indicate whether cash flows will be sufficient to fund cash needs. In particular, the definitions of Adjusted EBITDA in the Senior Secured Credit Facility and the indentures allow Pinnacle to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net earnings or loss. However, these are expenses that may recur, vary greatly and are difficult to predict. While EBITDA, Adjusted EBITDA and Covenant Compliance EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, they are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.

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
In addition, under the Amended Credit Agreement and the indenture governing the Senior Notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Senior Secured Leverage Ratio (which is currently the same as the ratio of Net First Lien Secured Debt to Covenant Compliance EBITDA described above), in the case of the Amended Credit Agreement, or to the ratio of Covenant Compliance EBITDA to fixed charges for the most recently concluded four consecutive fiscal quarters, in the case of the Senior Notes. We believe that these covenants are material terms of these agreements and that information about the covenants is material to an investor's understanding our financial performance. As of June 26, 2016, we were in compliance with all covenants and other obligations under the Amended Credit Agreement and the indentures governing the Senior Notes.
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
The following table provides a reconciliation from our net earnings to EBITDA, Adjusted EBITDA and Covenant Compliance EBITDA for the three and six months ended June 26, 2016 and June 28, 2015, and the fiscal year ended December 27, 2015.

The terms and related calculations are defined in the Amended Credit Agreement and the indentures governing the Senior Notes.

(thousands of dollars)	Three months ended		Six months ended		Fiscal Year Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015	December 27, 2015
Net earnings	$45,783	$43,679	$70,620	$85,215	$212,508
Interest expense, net	35,461	22,175	67,024	43,650	88,315
Income tax expense	26,542	23,961	50,423	49,419	123,879
Depreciation and amortization expense	26,754	22,290	51,672	43,157	89,660
EBITDA	$134,540	$112,105	$239,739	$221,441	$514,362
Non-cash items (a)	(4,100)	(5,200)	1,606	(1,465)	4,315
Acquisition, merger and other restructuring charges (b)	11,108	2,388	31,887	5,657	12,926
Adjusted EBITDA	$141,548	$109,293	$273,232	$225,633	$531,603
Wish-Bone, Garden Protein and Boulder acquisition adjustments (1)	(2,168)	8,859	28,055	17,723	60,533
Non-cash equity-based compensation charges (2)	1,222	4,593	5,131	6,495	13,555
Covenant Compliance EBITDA	$140,602	$122,745	$306,418	$249,851	$605,691
Last twelve months Covenant Compliance EBITDA			$662,258

(1)
For the three and six months ended June 26, 2016 and fiscal 2015, represents proforma additional EBITDA from Boulder for the period prior to the acquisition and net cost savings projected to be realized from acquisition synergies from the Boulder, Garden Protein and Wish-Bone acquisitions, calculated consistent with the definition of Covenant Compliance EBITDA. For the three and six months ended June 28, 2015, represents the net cost savings projected to be realized from acquisition synergies from both the Garden Protein and Wish-Bone acquisitions, calculated consistent with the definition of Covenant Compliance EBITDA.

(2)
Represents non-cash compensation charges related to the granting of equity awards that occur in the normal course of business. Awards that were issued as a result of the termination of the Hillshire merger agreement are being treated as an adjustment in the determination of Adjusted EBITDA. See Non-cash items below for details.

(a)	Non-cash items are comprised of the following:

(thousands of dollars)	Three months ended		Six months ended		Fiscal Year Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015	December 27, 2015
Unrealized gains resulting from hedging activities (1)	$(3,601)	$(4,500)	$(7,493)	$(4,610)	$(1,983)
Effects of adjustments related to the application of purchase accounting (2)	—	—	10,382	—	—
Non-cash compensation charges (3)	—	—	—	1,567	1,567
Foreign exchange (gains) losses (4)	(499)	(700)	(1,283)	1,578	4,731
Total non-cash items	$(4,100)	$(5,200)	$1,606	$(1,465)	$4,315
 _________________

(1)	Represents non-cash gains resulting from mark-to-market adjustments of obligations under derivative contracts.

(2)	For the six months ended June 26, 2016, represents expense related to the write-up to fair market value of inventories acquired as a result of the Boulder acquisition.

(3)	For the six months ended June 28, 2015, represents non-cash employee incentives and retention charges resulting from the termination of the Hillshire merger agreement.

(4)	Represents foreign exchange (gains) losses resulting from intra-entity loans that are anticipated to be settled in the foreseeable future.

(b)	Acquisition, merger and other restructuring charges are comprised of the following:

(thousands of dollars)	Three months ended		Six months ended		Fiscal Year Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015	December 27, 2015
Expenses in connection with an acquisition or other non-recurring merger costs (1)	$—	$362	$6,781	$1,128	$2,735
Restructuring charges, integration costs and other business optimization expenses (2)	11,108	2,026	25,106	4,529	9,504
Employee severance (3)	—	—	—	—	687
Total acquisition, merger and other restructuring charges	$11,108	$2,388	$31,887	$5,657	$12,926
_________________

(1)
For the six months ended June 26, 2016, represents Boulder acquisition costs. For the three and six months ended June 28, 2015, represents expenses related to the secondary offerings of common stock. For fiscal 2015, represents Boulder acquisition costs and expenses related to the secondary offerings of common stock.

(2)
For the three and six months ended June 26, 2016, primarily represents restructuring charges and integration costs of the Boulder and Garden Protein acquisitions. For the three and six months June 28, 2015 and fiscal 2015, primarily represents integration costs of the Garden Protein and Wish-Bone acquisitions.

(3)	Represents severance costs not related to business acquisitions paid, or to be paid, to terminated employees.
_________________
Our covenant requirements and actual ratios for the twelve months ended June 26, 2016 are as follows:

	Covenant Requirement	Actual Ratio
Amended Credit Agreement
Net First Lien Leverage Ratio (1)	5.75 to 1.00	3.57
Total Leverage Ratio (2)	Not applicable	4.64
Senior Notes (3)
Minimum Covenant Compliance EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions (4)	2.00 to 1.00	6.30
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

(2)
The Total Leverage Ratio is not a financial covenant but is used to determine the applicable margin rate under the Amended Credit Agreement. As of June 26, 2016, our total net leverage ratio was greater than 4.25:1.0, which results in an additional 25 basis point margin on existing term loans under the Amended Credit Agreement. The Total Leverage Ratio is calculated by dividing consolidated total debt less the aggregate amount of all unrestricted cash and cash equivalents by Covenant Compliance EBITDA.

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

Pinnacle Foods Inc.
Reconciliation of Non-GAAP measures (Unaudited)
Adjusted gross profit and Adjusted gross profit as a % of sales
(thousands)

	Three months ended		Six months ended		Fiscal Year Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015	December 27, 2015
Gross profit	$221,192	$169,109	$419,759	$340,826	$740,506
Accelerated depreciation expense (a)	—	—	—	—	1,131
Non-cash items (b)	(3,601)	(4,500)	2,889	(3,656)	(1,029)
Acquisition, merger and other restructuring charges (c)	972	1,677	1,608	4,294	9,217
Adjusted gross profit	$218,563	$166,286	$424,256	$341,464	$749,825

Adjusted gross profit as a % of sales	28.9%	26.3%	28.1%	26.3%	28.2%

(a)	Reflects accelerated depreciation related to in-sourcing of Wish-Bone production.

(b)	Non-cash items are comprised of the following:

(thousands of dollars)	Three months ended		Six months ended		Fiscal Year Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015	December 27, 2015
Unrealized gains resulting from hedging activities (1)	$(3,601)	$(4,500)	$(7,493)	$(4,610)	$(1,983)
Effects of adjustments related to the application of purchase accounting (2)	—	—	10,382	—	—
Non-cash compensation charges (3)	—		—	954	954
Non-cash items	$(3,601)	$(4,500)	$2,889	$(3,656)	$(1,029)

 _________________

(1)	Represents non-cash gains and losses resulting from mark-to-market obligations under derivative contracts.

(2)	For the six months ended June 26, 2016, represents expense related to the write-up to fair market value of inventories acquired as a result of the Boulder acquisition.

(3)	Represents non-cash employee incentives and retention charges resulting from the termination of the Hillshire merger agreement

(c)	Acquisition, merger and other restructuring charges are comprised of the following:

(thousands of dollars)	Three months ended		Six months ended		Fiscal Year Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015	December 27, 2015
Expenses in connection with an acquisition or other non-recurring merger costs (1)	$—	$—	$—	$130	$130
Restructuring charges, integration costs and other business optimization expenses (2)	972	1,677	$1,608	$4,164	8,625
Employee severance and recruiting (3)	—	—	—	—	462
Total acquisition, merger and other restructuring charges	$972	$1,677	$1,608	$4,294	$9,217

 _________________

(1)	For the six months ended June 28, 2015 and for fiscal 2015, represents expenses incurred related to the terminated agreement with Hillshire.

(2)
For the three and six months ended June 26, 2016, primarily represents integration costs of the Garden Protein acquisition. For the six months ended June 28, 2015 and for fiscal 2015, primarily represents integration costs of the Garden Protein and Wish-Bone acquisitions.

(3)	Represents severance costs paid or accrued to terminated employees.

Pinnacle Foods Inc. and Subsidiaries
Reconciliation of Non-GAAP measures (Unaudited)
Adjusted EBIT (1)
(thousands)

	Three months ended		Six months ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Net earnings attributable to Pinnacle Foods Inc. and Subsidiaries common stockholders (as reported)	$45,784	$43,679	$70,620	$85,215
Interest expense, net	35,461	22,175	67,024	43,650
Provision for income taxes	26,542	23,961	50,423	49,419
Net loss attributable to non-controlling interest	(1)	—	—	—
Earnings before interest and taxes (as reported)	107,786	89,815	188,067	178,284
Non-cash items
Unrealized (gains)/losses resulting from hedging (2)	(3,601)	(4,500)	(7,493)	(4,610)
Purchase accounting adjustments (3)	—	—	10,382	—
Non-cash compensation charges (4)	—	—	—	1,567
Foreign exchange (gains)/losses (5)	(499)	(700)	(1,283)	1,578
Acquisition, merger and other restructuring charges
Acquisition or other non recurring expenses (6)	—	362	6,781	1,130
Restructuring and integration costs (7)	11,108	2,026	25,106	4,527
Adjusted EBIT	$114,794	$87,003	$221,560	$182,476

(1)	Excludes Boulder, Wish-Bone and Gardein anticipated synergies which are included in calculating Covenant compliance.

(2)	Represents non-cash gains and losses resulting from mark-to-market obligations under derivative contracts.

(3)	For the six months ended June 26, 2016, represents expense related to the write-up to fair value of inventories acquired as a result of the Boulder acquisition.

(4)	For the six months ended June 28, 2015, represents non-cash employee incentives and retention charges resulting from the termination of the Hillshire merger agreement.

(5)	Represents foreign exchange (gains) losses resulting from intra-entity loans that are anticipated to be settled in the foreseeable future.

(6)	For the six months ended June 26, 2016, represents Boulder acquisition costs. For the three and six months ended June 28, 2015, represents expenses related to the secondary offerings of common stock.

(7)
For the three and six months ended June 26, 2016, primarily represents restructuring charges and integration costs of the Boulder and Garden Protein acquisitions. For the three and six months June 28, 2015, primarily represents integration costs of the Garden Protein and Wish-Bone acquisitions.

Pinnacle Foods Inc.
Reconciliation from Reported to Adjusted Segment Amounts (unaudited)
For the three and six months ended June 26, 2016 and June 28, 2015
(thousands)

	Three Months Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2016	2015	2016	2015

Earnings before interest & taxes - Reported
Birds Eye Frozen	$46,794	$37,978	$102,035	$81,255
Duncan Hines Grocery	52,255	51,041	94,860	94,248
Boulder Brands	7,028	—	(4,198)	—
Specialty Foods	6,333	7,599	13,253	15,299
Unallocated corporate expenses	(4,624)	(6,803)	(17,883)	(12,518)
Total	$107,786	$89,815	$188,067	$178,284

Adjustments (Non GAAP - See separate table)
Birds Eye Frozen	$(1,388)	$(1,518)	$(3,296)	$1,955
Duncan Hines Grocery	(1,584)	(979)	(3,166)	2,390
Boulder Brands	10,171	—	33,617	—
Specialty Foods	(191)	(315)	(444)	(153)
Unallocated corporate expenses	—	—	6,782	—
Total	$7,008	$(2,812)	$33,493	$4,192

Earnings before interest & taxes - Adjusted (Non GAAP - See separate discussion and tables)
Birds Eye Frozen	$45,406	$36,460	$98,739	$83,210
Duncan Hines Grocery	50,671	50,062	91,694	96,638
Boulder Brands	17,199	—	29,419	—
Specialty Foods	6,142	7,284	12,809	15,146
Unallocated corporate expenses	(4,624)	(6,803)	(11,101)	(12,518)
Total	$114,794	$87,003	$221,560	$182,476

Pinnacle Foods Inc.
Reconciliation from Reported to Adjusted Segment Amounts
Supplemental Schedule of Adjustments Detail (unaudited)
For the three and six months ended June 26, 2016 and June 28, 2015
(millions)

	Adjustments to Earnings Before Interest and Taxes
	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Birds Eye Frozen
Restructuring and acquisition integration charges	$0.1	$0.1	$0.3	$2.5
Gardein acquisition related charges	—	—	—	0.1
Unrealized mark-to-market (gain)/loss	(1.6)	(1.8)	(3.7)	(1.8)
Hillshire merger termination-related employee compensation expense	—	—	—	0.8
Other	0.1	0.2	0.1	0.4
Total Birds Eye Frozen	$(1.4)	$(1.5)	$(3.3)	$2.0

Duncan Hines Grocery
Restructuring and acquisition integration charges	$—	$1.2	$(3.3)	$3.6
Unrealized mark-to-market (gain)/loss	(1.7)	(2.4)	—	(2.4)
Hillshire merger termination-related employee compensation expense	—	—	—	0.8
Other	0.1	0.2	0.1	0.4
Total Duncan Hines Grocery	$(1.6)	$(1.0)	$(3.2)	$2.4

Boulder Brands
Restructuring and acquisition integration charges	$10.2	$—	$23.2	$—
Expense related to the write-up to fair market value of inventories acquired	—	—	10.4	—
Total Boulder Brands	$10.2	$—	$33.6	$—

Specialty Foods
Unrealized mark-to-market (gain)/loss	$(0.2)	$(0.3)	$(0.4)	$(0.3)
Hillshire merger termination-related employee compensation expense	—	—	—	0.1
Total Specialty Foods	$(0.2)	$(0.3)	$(0.4)	$(0.2)

Unallocated Corporate Expenses
Boulder acquisition related charges	$—	$—	6.8	—
Total Unallocated Corporate Expenses	$—	$—	$6.8	$—

Contractual Commitments

Our contractual commitments consist mainly of payments related to long-term debt and related interest, operating and capital lease payments, certain take-or-pay arrangements entered into as part of the normal course of business and pension obligations. Refer to the “Contractual Commitments” section of the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K filed with the SEC on February 25, 2016, as well as the same section in our Form 10-Q filed with the SEC on April 28, 2016, for details on our contractual obligations and commitments.

Off-Balance Sheet Arrangements

As of June 26, 2016, we did not have any off-balance sheet obligations.

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

Revenue recognition

Boulder Brands recognizes revenue upon the receipt and acceptance of product by the customer. The earnings process is complete once the customer order has been placed and approved and the product shipped has been received by the customer. For the base Pinnacle business, revenue from product sales is recognized upon shipment to the customers as terms are free on board ("FOB") shipping point, at which point title and risk of loss is transferred. As the Company continues to integrate Boulder into its operations and financial reporting systems, the Company’s management expects Boulder's revenue recognition policy to align with the base Pinnacle business.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 26, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective at a level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended June 26, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1:    LEGAL PROCEEDINGS

No material legal proceedings are currently pending.

ITEM 1A:    RISK FACTORS

Our risk factors are summarized under the “Risk Factors” section of our Form 10-K filed on February 25, 2016. There have been no material changes to our risk factors since the filing of the Form 10-K.

ITEM 2:    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3:    DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4:    MINE SAFETY DISCLOSURES
None

ITEM 5:    OTHER INFORMATION

Rule 10b5-1 Plans
Our policy governing transactions in our securities by our directors, officers and employees permits such persons to adopt stock trading plans pursuant to Rule 10b5-1 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Certain members of management have and may from time to time establish such stock trading plans. We do not undertake any obligation to disclose, or to update or revise any disclosure regarding, any such plans and specifically do not undertake to disclose the adoption, amendment, termination or explanation of any such plans.

ITEM 6:     EXHIBITS

See the Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FOODS INC.

By:	/s/ Craig Steeneck
Name:	Craig Steeneck
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Authorized Officer)
Date:	July 28, 2016

PINNACLE FOODS INC.
Exhibit Index

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference from Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Pinnacle Foods Inc.		8-K	3.1	4/3/13
3.2	Second Amended and Restated Bylaws of Pinnacle Foods Inc.		8-K	3.1	2/16/2016
4.1	Form of Stock Certificate for Common Stock		S-1/A	4.1	3/7/2013
10.1	Amended and Restated 2013 Omnibus Incentive Plan		DEF 14A		4/14/2016
10.2	Form of Restricted Stock Unit Agreement (Directors)	X
10.3	Form of Performance Share Unit Agreement under Amended and Restated 2013 Omnibus Incentive Plan	X
10.4	Form of Nonqualified Stock Option Agreement under Amended and Restated 2013 Omnibus Incentive Plan	X
10.5	Restricted Share Agreement (Mark Clouse)	X
10.6	Nonqualified Stock Option Agreement (Mark Clouse)	X
10.7	Performance Restricted Share Agreement (Mark Clouse)	X
10.8	Restricted Stock Unit Agreement (Mark Schiller)	X
10.9	Performance Share Unit Agreement (Mark Schiller)	X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer	X
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2**	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)	X
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