Form 10-Q
period 2016-09-25
Pinnacle Foods Inc.
filed 2016-10-27
CIK 1564822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2016
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

The Registrant had 118,070,602 shares of common stock, $0.01 par value, outstanding at October 25, 2016.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(thousands, except per share amounts)

	Three months ended		Nine months ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Net sales	$758,821	$636,287	$2,269,457	$1,933,314
Cost of products sold	530,117	459,432	1,620,994	1,415,633
Gross profit	228,704	176,855	648,463	517,681

Marketing and selling expenses	53,879	44,155	173,813	136,862
Administrative expenses	36,439	26,467	126,030	81,918
Research and development expenses	4,564	3,247	13,847	9,888
Tradename impairment charges	11,200	—	11,200	—
Other expense (income), net	4,354	5,193	17,238	12,936
	110,436	79,062	342,128	241,604
Earnings before interest and taxes	118,268	97,793	306,335	276,077
Interest expense	36,473	22,315	103,601	66,130
Interest income	27	7	131	172
Earnings before income taxes	81,822	75,485	202,865	210,119
Provision for income taxes	29,469	27,387	79,892	76,806
Net earnings	52,353	48,098	122,973	133,313
Less: Net loss attributable to non-controlling interest	—	—	—	—
Net earnings attributable to Pinnacle Foods, Inc. and Subsidiaries common stockholders	$52,353	$48,098	$122,973	$133,313

Net earnings per share attributable to Pinnacle Foods, Inc. and Subsidiaries common stockholders:
Basic	$0.45	$0.41	$1.05	$1.15
Weighted average shares outstanding - basic	117,224	116,085	116,666	116,007
Diluted	$0.44	$0.41	$1.04	$1.14
Weighted average shares outstanding - diluted	118,390	117,470	117,923	117,262
Dividends declared	$0.285	$0.255	$0.795	$0.725
See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (unaudited)
(thousands)

	Three months ended						Nine months ended
	September 25, 2016			September 27, 2015			September 25, 2016			September 27, 2015
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings			$52,353			$48,098			$122,973			$133,313
Other comprehensive earnings (loss)
Foreign currency translation:
Foreign currency translation adjustments	(1,526)	—	(1,526)	(1,581)	612	(969)	4,040	—	4,040	(3,519)	1,369	(2,150)
Cash-flow hedges:
Unrealized gains (losses) arising during the period	537	(212)	325	(13,531)	5,245	(8,286)	(18,580)	7,178	(11,402)	(23,893)	9,301	(14,592)
Reclassification adjustment for (gains) losses included in net earnings	2,560	(986)	1,574	197	(111)	86	6,176	(2,373)	3,803	288	(197)	91
Pension:
Reclassification of net actuarial loss included in net earnings	309	(117)	192	261	(99)	162	926	(351)	575	780	(297)	483
Other comprehensive earnings (loss)	1,880	(1,315)	565	(14,654)	5,647	(9,007)	(7,438)	4,454	(2,984)	(26,344)	10,176	(16,168)
Total comprehensive earnings			52,918			39,091			119,989			117,145
Less: Comprehensive loss attributable to non-controlling interest			—			—			—			—
Comprehensive earnings attributable to Pinnacle Foods Inc. and Subsidiaries			$52,918			$39,091			$119,989			$117,145

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
(thousands, except share and per share amounts)

	September 25, 2016	December 27, 2015
Current assets:
Cash and cash equivalents	$164,928	$180,549
Accounts receivable, net of allowances of $11,278 and $7,902, respectively	302,259	219,736
Inventories	502,052	403,101
Other current assets	9,163	13,677
Deferred tax assets	54,858	40,571
Total current assets	1,033,260	857,634
Plant assets, net of accumulated depreciation of $470,697 and $408,294, respectively	708,952	631,109
Tradenames	2,529,680	2,001,048
Other assets, net	176,035	120,364
Goodwill	2,169,431	1,714,008
Total assets	$6,617,358	$5,324,163

Current liabilities:
Short-term borrowings	$1,197	$2,225
Current portion of long-term obligations	23,714	14,847
Accounts payable	251,836	211,039
Accrued trade marketing expense	44,600	46,228
Accrued liabilities	161,385	100,510
Dividends payable	34,883	30,798
Total current liabilities	517,615	405,647
Long-term debt	3,141,063	2,257,012
Pension and other postretirement benefits	62,640	63,454
Other long-term liabilities	63,681	54,506
Deferred tax liabilities	955,485	738,015
Total liabilities	4,740,484	3,518,634
Commitments and contingencies (Note 13)
Shareholders' equity:
Pinnacle preferred stock: $.01 per share, 50,000,000 shares authorized, none issued	—	—
Pinnacle common stock: par value $.01 per share, 500,000,000 shares authorized; issued 119,048,643 and 117,619,695, respectively	1,191	1,176
Additional paid-in-capital	1,422,483	1,378,521
Retained earnings	546,762	517,330
Accumulated other comprehensive loss	(62,372)	(59,388)
Capital stock in treasury, at cost, 1,000,000 common shares	(32,110)	(32,110)
Total Pinnacle Foods Inc. and Subsidiaries stockholders' equity	1,875,954	1,805,529
Non-controlling interest	920	—
Total Equity	1,876,874	1,805,529
Total liabilities and equity	$6,617,358	$5,324,163

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands)

	Nine months ended
	September 25, 2016	September 27, 2015
Cash flows from operating activities
Net earnings	$122,973	$133,313
Non-cash charges (credits) to net earnings
Depreciation and amortization	78,749	67,420
Intangible asset impairment charge	11,200	—
Amortization of debt acquisition costs and discount on term loan	7,079	4,696
Refinancing costs and write off of debt issuance costs	600	—
Change in value of financial instruments	(9,218)	(174)
Equity-based compensation charges	9,383	11,489
Pension expense, net of contributions	112	(4,300)
Other long-term liabilities	601	(1,271)
Other long-term assets	(1,110)	—
Foreign exchange (gains) / losses	(1,027)	3,679
Excess tax benefits on equity-based compensation	(10,767)	(1,345)
Deferred income taxes	28,737	55,500
Changes in working capital (net of effects of acquisition)
Accounts receivable	(40,708)	(19,391)
Inventories	(31,948)	(90,277)
Accrued trade marketing expense	(1,744)	2,332
Accounts payable	31,602	32,714
Accrued liabilities	29,813	15,545
Other current assets	15,615	890
Net cash provided by operating activities	239,942	210,820
Cash flows from investing activities
Business acquisition activity (net of cash acquired)	(985,365)	1,102
Capital expenditures	(76,623)	(84,733)
Proceeds from sale of plant assets	—	730
Net cash used in investing activities	(1,061,988)	(82,901)
Cash flows from financing activities
Proceeds from bank term loans	547,250	—
Proceeds from notes offerings	350,000	—
Repayments of long-term obligations	(10,145)	(6,642)
Proceeds from short-term borrowings	2,182	2,135
Repayments of short-term borrowings	(3,180)	(3,386)
Repayment of capital lease obligations	(2,621)	(2,645)
Dividends paid	(89,343)	(82,086)
Net proceeds from issuance of common stock	24,914	1,038
Excess tax benefits on equity-based compensation	10,767	1,345
Taxes paid related to net share settlement of equity awards	(1,087)	(2,401)
Debt acquisition costs	(22,564)	—
Net cash provided by (used in) financing activities	806,173	(92,642)
Effect of exchange rate changes on cash	252	(732)
Net change in cash and cash equivalents	(15,621)	34,545
Cash and cash equivalents - beginning of period	180,549	38,477
Cash and cash equivalents - end of period	$164,928	$73,022

Supplemental disclosures of cash flow information:
Interest paid	$79,030	$54,825
Interest received	131	159
Income taxes paid	19,623	18,425
Non-cash investing and financing activities:
New capital leases	16,044	—
Dividends payable	34,883	30,582
Accrued additions to plant assets	13,800	9,693

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
(thousands, except share and per share amounts)

	Common Stock		Treasury Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 28, 2014	117,293,745	$1,173	(1,000,000)	$(32,110)	$1,363,129	$419,531	$(37,734)	$1,713,989	$—	$1,713,989
Equity-based compensation plans	313,269	3			11,468			11,471		11,471
Dividends ($0.725 per share) (a)						(84,819)		(84,819)		(84,819)
Comprehensive earnings						133,313	(16,168)	117,145		117,145
Balance, September 27, 2015	117,607,014	$1,176	(1,000,000)	$(32,110)	$1,374,597	$468,025	$(53,902)	$1,757,786	$—	$1,757,786

Balance, December 27, 2015	117,619,695	$1,176	(1,000,000)	$(32,110)	$1,378,521	$517,330	$(59,388)	$1,805,529	$—	$1,805,529
Equity-based compensation plans	1,428,948	15			43,962			43,977		43,977
Dividends ($0.795 per share) (b)						(93,541)		(93,541)		(93,541)
Non-controlling interest in acquisition								—	920	920
Comprehensive earnings						122,973	(2,984)	119,989	—	119,989
Balance, September 25, 2016	119,048,643	$1,191	(1,000,000)	$(32,110)	$1,422,483	$546,762	$(62,372)	$1,875,954	$920	$1,876,874

(a) $0.235 per share declared February 2015 and June 2015, $0.255 per share declared September 2015
(b) $0.255 per share declared February 2016 and June 2016, $0.285 per share declared August 2016

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

2. Interim Financial Statements

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of September 25, 2016, the results of operations for the three and nine months ended September 25, 2016 and September 27, 2015, and the cash flows for the nine months ended September 25, 2016 and September 27, 2015. The results of operations are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 27, 2015.

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

The cost of the Boulder acquisition was $1,001,419, which included the repayment of debt. The following table summarizes the preliminary allocation of the total cost of the acquisition to the assets acquired and liabilities assumed:

Assets acquired:
Cash	$16,054
Accounts receivable	41,064
Inventories	66,893
Other current assets	12,043
Deferred tax asset	24,949
Property and equipment	59,405
Tradenames	539,600
Distributor relationships	40,600
Customer relationships	11,400
Other assets	12,298
Goodwill	450,720
Fair value of assets acquired	1,275,026
Liabilities assumed
Accounts payable	16,022
Accrued liabilities	41,094
Capital lease obligations	7,486
Long term deferred tax liability	203,804
Other long-term liabilities	4,282
Non-controlling interest	919
Total cost of acquisition	$1,001,419

Based upon the preliminary allocation, the value assigned to intangible assets and goodwill totaled $1,042.3 million. The goodwill was generated primarily as a result of expected synergies to be achieved because of the Boulder acquisition. Distributor relationships and customer relationships are being amortized on an accelerated basis over 30 and 10 years, respectively. These useful lives are based on an attrition rate based on industry experience, which management believes is appropriate in the Company's circumstances. The Company has also assigned $539.6 million to the value of the tradenames acquired, which is not subject to amortization but is reviewed annually for impairment. Goodwill, which is also not subject to amortization, totaled $450.7 million (tax deductible

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

goodwill of $21.7 million resulted from the Boulder acquisition). The Boulder acquisition is reported in the Company's newly formed Boulder Brands operating segment.

During the nine months ended September 25, 2016, the Boulder acquisition resulted in an additional $344.4 million of net sales and net earnings of $0.6 million, related to Boulder operations from January 15, 2016 to September 25, 2016, which included a $10.4 million charge related to the fair value step-up of inventories acquired and sold during the period, $17.3 million of restructuring costs, primarily severance and $6.8 million of acquisition costs described below.

In accordance with the requirements of the accounting for acquisitions, inventories obtained in the Boulder acquisition were required to be valued at fair value (net realizable value, which is defined as estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity), which is $10.4 million higher than historical manufacturing costs. Cost of products sold for the nine months ended September 25, 2016 includes pre-tax charges of $10.4 million related to the inventory acquired, which were subsequently sold.

The Boulder acquisition was financed through borrowings of $550.0 million in incremental term loans (the "Tranche I Term Loans") due 2023, $350.0 million of 5.875% Senior Notes (the "5.875% Senior Notes) due 2024, $118.3 million of cash on hand, prior to transaction costs of $6.8 million and $1.7 million in the three months ended September 25, 2016 and fiscal year ended December 27, 2015, respectively, and debt acquisition costs of $24.0 million and $0.4 million in the three months ended September 25, 2016 and fiscal year ended December 27, 2015, respectively. The debt acquisition costs, which included original issue discount are being amortized over the life of the associated debt using the effective interest method and are recorded in Long-Term debt on the Consolidated Balance Sheet. For more information, see Note 10 to the Consolidated Financial Statements, Debt and Interest Expense. Included in the acquisition costs of $6.8 million for the nine months ended September 25, 2016 are $6.1 million of merger, acquisition and advisory fees and $0.7 million of other costs. The $1.7 million of transaction costs incurred in fiscal 2015 primarily relate to legal, accounting and other professional fees. The transaction costs are recorded in Other expense (income), net in the Consolidated Statements of Operations.

Pro forma Information

The following unaudited pro forma summary presents the Company's consolidated results of operations as if Boulder had been acquired on December 29, 2014. These amounts adjusted Boulder's historical results to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to plant assets and intangible assets had been applied from December 29, 2014, together with the consequential tax effects. These adjustments also reflect the additional interest expense incurred on the debt to finance the purchase. The nine months ended September 25, 2016 pro forma earnings were adjusted to exclude the acquisition related and restructuring costs incurred and the nonrecurring expense related to the fair value inventory step-up adjustment. The nine months ended September 27, 2015 pro forma earnings were adjusted to include these charges. The pro forma financial information presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and borrowings undertaken to finance the acquisition had taken place at the beginning of 2015.

Amounts in millions:

	Nine months ended September 25, 2016 (unaudited)	Nine months ended September 27, 2015 (unaudited)
Net sales	$2,287.1	$2,312.9
Net earnings	$154.0	$99.7

Boulder Brands Restructuring

As a result of the Boulder acquisition, the Company expects to incur approximately $18.0 million of restructuring charges in 2016, primarily related to employee termination and retention benefits. Charges of $0.6 million and $17.3 million were incurred during the three and nine months ended September 25, 2016, respectively and were recorded in Administrative expenses in the Consolidated Statements of Operations.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

The following table summarizes total restructuring charges accrued as of September 25, 2016. These amounts are recorded in our Consolidated Balance Sheet in Accrued Liabilities.

	Balance			Balance
Description	December 27, 2015	Expense	Payments	September 25, 2016
Accrued restructuring charges	$—	$17,267	$(10,423)	$6,844

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

Level 3:	Unobservable inputs that reflect the Company’s assumptions.
The Company’s financial assets and liabilities subject to recurring fair value measurements and the required disclosures are as follows:

	Fair Value as of September 25, 2016	Fair Value Measurements Using Fair Value Hierarchy			Fair Value as of December 27, 2015	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Foreign currency derivatives	$101	$—	$101	$—	$471	$—	$471	$—
Total assets at fair value	$101	$—	$101	$—	$471	$—	$471	$—

Liabilities
Interest rate derivatives	$30,912	$—	$30,912	$—	$18,868	$—	$18,868	$—
Commodity derivatives	787	—	787	—	10,013	—	10,013	—
Total liabilities at fair value	$31,699	$—	$31,699	$—	$28,881	$—	$28,881	$—

The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk.

The valuations of these instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate, commodity, and foreign exchange forward curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of the authoritative guidance for fair value disclosure, the Company incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds,

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

mutual puts and guarantees. The Company had no fair value measurements based upon significant unobservable inputs (Level 3) as of September 25, 2016 or December 27, 2015.

In addition to the instruments named above, the Company also makes fair value measurements in connection with its annual goodwill and tradename impairment testing. These measurements fall into Level 3 of the fair value hierarchy.

5. Other Expense (Income), net

Other Expense (Income), net

	Three months ended		Nine months ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Other expense (income), net consists of:
Amortization of intangibles/other assets	$4,309	$3,397	$12,665	$10,158
Foreign exchange (gains) losses	256	2,101	(1,027)	3,679
Boulder acquisition costs (Note 3)	—	—	6,781	—
Royalty income and other	(211)	(305)	(1,181)	(901)
Total other expense (income), net	$4,354	$5,193	$17,238	$12,936

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
Expense Information
The following table summarizes equity-based compensation expense which was allocated as follows:

	Three months ended		Nine months ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Cost of products sold	$91	$502	$994	$2,373
Marketing and selling expenses	1,500	975	4,058	2,969
Administrative expenses	2,517	1,871	3,930	5,827
Research and development expenses	144	79	401	320
Pre-tax equity-based compensation expense	4,252	3,427	9,383	11,489
Income tax benefit	(1,616)	(1,296)	(3,509)	(4,263)
Net equity-based compensation expense	$2,636	$2,131	$5,874	$7,226

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

•	We granted 223,204 PSU's and PS's with grant date fair values ranging from $44.32 to $53.07 using the Monte Carlo simulation model to value the awards.

•	We granted 313,795 RSU's with grant date fair values ranging from $42.08 to $45.28, which was the closing price of our stock on the date of grant.

During the third quarter of 2016, as part of our ongoing equity compensation program:

•	We granted 9,244 nonqualified stock options with grant date fair values of $11.10 and exercise prices of $50.36 using the BlackScholes pricing method to value the awards.

•	We granted 2,036 PS's with grant date fair values of $53.04 using the Monte Carlo simulation model to value the awards.

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings or loss for common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are calculated by dividing net earnings by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

	Three months ended		Nine months ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Weighted-average common shares	117,224,410	116,084,948	116,666,296	116,007,184
Effect of dilutive securities:	1,165,356	1,385,093	1,256,560	1,255,156
Dilutive potential common shares	118,389,766	117,470,041	117,922,856	117,262,340

Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities. For the three and nine months ended September 25, 2016, conversion of securities totaling 640,650 and 499,192, respectively, into common share equivalents were excluded from this calculation as their effect would have been anti-dilutive. For the three and nine months ended September 27, 2015, conversion of securities totaling 354,423 and 353,992, respectively, into common share equivalents were excluded from this calculation as their effect would have been anti-dilutive.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

7. Accumulated Other Comprehensive Loss

The components of Accumulated other comprehensive loss consist of the following:

	Currency translation adjustments	Gains (Losses) on cash flow hedges	Change in pensions	Total
Balance, December 27, 2015	$(6,418)	$(9,232)	$(43,738)	$(59,388)
Other comprehensive (loss)/income before reclassification	4,040	(11,402)	—	(7,362)
Amounts reclassified from accumulated other comprehensive loss	—	3,803	575	4,378
Net current period other comprehensive (loss)/income	4,040	(7,599)	575	(2,984)
Balance, September 25, 2016	$(2,378)	$(16,831)	$(43,163)	$(62,372)

	Currency translation adjustments	Gains (Losses) on cash flow hedges	Change in pensions	Total
Balance, December 28, 2014	$(2,054)	$4,124	$(39,804)	$(37,734)
Other comprehensive loss before reclassification	(2,150)	(14,592)	—	(16,742)
Amounts reclassified from accumulated other comprehensive loss	—	91	483	574
Net current period other comprehensive (loss)/income	(2,150)	(14,501)	483	(16,168)
Balance, September 27, 2015	$(4,204)	$(10,377)	$(39,321)	$(53,902)

The following table presents amounts reclassified out of Accumulated Other Comprehensive Loss ("AOCL") and into Net earnings for the three and nine months ended September 25, 2016 and September 27, 2015, respectively.

Gain/(Loss)	Amounts Reclassified from AOCL
	Three months ended		Nine months ended
Details about Accumulated Other Comprehensive Loss Components	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015		Reclassified from AOCL to:
Gains and losses on financial instrument contracts
Interest rate contracts	$(2,606)	$(1,113)	$(6,277)	$(2,516)		Interest expense
Foreign exchange contracts	46	916	101	2,228		Cost of products sold
Total pre-tax	(2,560)	(197)	(6,176)	(288)
Tax benefit (expense)	986	111	2,373	197		Provision for income taxes
Net of tax	(1,574)	(86)	(3,803)	(91)

Pension actuarial assumption adjustments
Amortization of actuarial loss	(309)	(261)	(926)	(780)	(a)	Cost of products sold
Tax benefit	117	99	351	297		Provision for income taxes
Net of tax	(192)	(162)	(575)	(483)
Net reclassifications into net earnings	$(1,766)	$(248)	$(4,378)	$(574)

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

	September 25, 2016	December 27, 2015
Customers	$304,778	$219,352
Allowances for cash discounts, bad debts and returns	(11,278)	(7,902)
Subtotal	293,500	211,450
Other receivables	8,759	8,286
Total	$302,259	$219,736

Inventories. Inventories are as follows:

	September 25, 2016	December 27, 2015
Raw materials	$84,814	$57,145
Work in progress (1)	69,351	61,527
Finished product	347,887	284,429
Total	$502,052	$403,101
(1) Included in work in progress is primarily agricultural inventory.

The Company has various purchase commitments for raw materials and certain finished products within the ordinary course of business. Such commitments are not at prices in excess of current market prices.

Other Current Assets. Other Current Assets are as follows:

	September 25, 2016	December 27, 2015
Prepaid expenses and other	$8,357	$8,166
Prepaid income taxes	806	5,511
Total	$9,163	$13,677

Plant Assets. Plant assets are as follows:

	September 25, 2016	December 27, 2015
Land	$15,747	$14,948
Buildings	271,074	246,988
Machinery and equipment	804,216	716,314
Projects in progress	88,612	61,153
Subtotal	1,179,649	1,039,403
Accumulated depreciation	(470,697)	(408,294)
Total	$708,952	$631,109

Depreciation was $22,768 and $66,084 during the three and nine months ended September 25, 2016, respectively. Depreciation was $20,866 and $57,262 during the three and nine months ended September 27, 2015, respectively. As of September 25, 2016 and December 27, 2015, Machinery and equipment included assets under capital lease with a book value of $20,712 and $16,372 (net of accumulated depreciation of $12,490 and $11,018), respectively.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Accrued Liabilities. Accrued liabilities are as follows:

	September 25, 2016	December 27, 2015
Employee compensation and benefits	$63,013	$55,416
Interest payable	23,197	12,127
Consumer coupons	7,404	2,035
Accrued restructuring charges (see note 3)	6,844	—
Accrued financial instrument contracts (see note 12)	5,881	5,957
Accrued broker commissions	8,047	4,651
Accrued income taxes	10,776	842
Other	36,223	19,482
Total	$161,385	$100,510
Other Long-Term Liabilities. Other long-term liabilities are as follows:

	September 25, 2016	December 27, 2015
Employee compensation and benefits	$12,653	$9,806
Long-term rent liability and deferred rent allowances	7,052	7,774
Liability for uncertain tax positions	11,113	7,712
Accrued financial instrument contracts (see note 12)	27,216	22,924
Other	5,647	6,290
Total	$63,681	$54,506

9. Goodwill, Tradenames and Other Assets
Goodwill
Goodwill by segment is as follows:

	Birds Eye Frozen	Duncan Hines Grocery	Boulder Brands	Specialty Foods	Total
Balance, December 27, 2015	$603,432	$936,615	$—	$173,961	$1,714,008
Boulder acquisition (Note 3)	—	—	450,940	—	450,940
Foreign currency adjustment	1,162	—	3,321	—	4,483
Balance, September 25, 2016	$604,594	$936,615	$454,261	$173,961	$2,169,431

The authoritative guidance for business combinations requires that all business combinations be accounted for at fair value under the acquisition method of accounting. The authoritative guidance for goodwill provides that goodwill will not be amortized, but will be tested for impairment on an annual basis or more often when events indicate. The Company completed its annual testing in the third quarter of 2016, which indicated no impairment. Other than the recently valued Boulder Brands reporting units, all reporting units tested had a fair value that exceeded their carrying value by at least 70%

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Tradenames
Tradenames by segment are as follows:

	Birds Eye Frozen	Duncan Hines Grocery	Boulder	Specialty Foods	Total
Balance, December 27, 2015	$846,336	$1,118,712	$—	$36,000	$2,001,048
Boulder acquisition (Note 3)	—	—	539,600	—	539,600
Foreign currency adjustment	232	—	—	—	232
Impairments	(10,300)	—	—	(900)	$(11,200)
Balance, September 25, 2016	$836,268	$1,118,712	$539,600	$35,100	$2,529,680

The authoritative guidance for indefinite-lived assets provides that indefinite-lived assets will not be amortized, but will be tested for impairment on an annual basis or more often when events indicate. Upon completion of the annual testing in the third quarter of 2016, the Company recorded tradename impairments of $7.3 million on Celeste, $3.0 million on Aunt Jemima and $0.9 million on Snyder of Berlin. Celeste and Aunt Jemima are reported in our Birds Eye Frozen segment and Snyder of Berlin is reported in the Specialty Foods segment. These charges were the result of the Company's reassessment of the long-term sales projections for the brands during our annual planning cycle which occurs during the third quarter each year. The total carrying value of the three tradenames as of September 25, 2016 is $66.4 million.

To estimate the fair value of our Tradenames we use the relief from royalty method, which utilizes forecasted discounted cash flows to estimate the fair value. The utilization of this method requires us to make significant assumptions including sales growth rates, implied royalty rates and discount rates. Other than the recently valued Boulder Brands tradenames, in the course of our testing, we identified an additional three tradenames which do not have a fair value that exceeded their carrying value by at least 15%. The total carrying value of these tradenames as of September 25, 2016 is $25.5 million.

Other Assets

	September 25, 2016
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$60,125	$(51,639)	$8,486
Customer relationships - Distributors	34	182,735	(52,556)	130,179
Customer relationships - Food Service	10	11,400	(1,587)	9,813
Customer relationships - Private Label	7	1,290	(590)	700
License	7	6,175	(6,081)	94
Total amortizable intangibles		$261,725	$(112,453)	$149,272
Financial instruments (see Note 12)		1,166	—	1,166
Other (1)		30,293	(4,696)	25,597
Total other assets, net				$176,035
	Amortizable intangibles by segment
	Birds Eye Frozen			$55,532
	Duncan Hines Grocery			41,661
	Boulder Brands			48,530
	Specialty Foods			3,549
				$149,272

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
				$109,905

(1) As of September 25, 2016, Other primarily consists of cost basis investments in companies in the natural and organic food and beverage industries acquired through the Boulder acquisition as well as security deposits, supplemental savings plan investments and debt acquisition costs associated with the Company's revolver.
(2) As of December 27, 2015, Other primarily consists of security deposits and supplemental savings plan investments.

Amortization of intangible assets was $4,309 and $12,665 for the three and nine months ended September 25, 2016, respectively. Amortization of intangible assets was $3,397 and $10,158 for the three and nine months ended September 27, 2015, respectively. Estimated amortization expense for each of the next five years and thereafter is as follows: remainder of 2016 - $4,400; 2017 - $11,800; 2018 - $9,600; 2019 - $8,900; 2020 - $8,200 and thereafter - $106,400.

10. Debt and Interest Expense

	September 25, 2016	December 27, 2015
Short-term borrowings
- Notes payable	$1,197	$2,225
Total short-term borrowings	$1,197	$2,225
Long-term debt
- Amended Credit Agreement - Tranche G Term Loans due 2020	1,409,625	1,409,625
- Amended Credit Agreement - Tranche H Term Loans due 2020	510,563	514,500
- Amended Credit Agreement - Tranche I Term Loans due 2023	547,250	—
- 4.875% Senior Notes due 2021	350,000	350,000
- 5.875% Senior Notes due 2024	350,000	—
- 3.0% Note payable to Gilster Mary Lee Corporation	6,023	8,878
- Unamortized discount on long term debt and deferred financing costs	(44,263)	(26,267)
- Capital lease obligations	35,579	15,123
	3,164,777	2,271,859
Less: current portion of long-term obligations	23,714	14,847
Total long-term debt	$3,141,063	$2,257,012

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Interest expense	Three months ended		Nine months ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Interest expense	$30,845	$19,636	$89,645	$58,918
Amortization of debt acquisition costs and original issue discounts	2,422	1,566	7,079	4,696
Write-off of debt acquisition costs	600	—	600	—
Interest rate swap losses (Note 12)	2,606	1,113	6,277	2,516
Total interest expense	$36,473	$22,315	$103,601	$66,130

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
The Tranche I Term Loans bear interest at a floating rate and are maintained as base rate loans or as eurocurrency rate loans. Base rate loans bear interest at the base rate plus the applicable base rate margin, as described in the Amended Credit Agreement. The base rate is defined as the highest of (i) the administrative agent's prime rate, (ii) the federal funds effective rate plus 1/2 of 1.00% and (iii) the eurocurrency rate that would be payable on such day for a eurocurrency rate loan with a one-month interest period plus 1.00%. Eurocurrency rate loans bear interest at the adjusted eurocurrency rate plus the applicable eurocurrency rate margin, as described in the Amended Credit Agreement. The eurocurrency rate is determined by reference to the British Bankers Association "BBA" LIBOR rate for the interest period relevant to such borrowing. With respect to Tranche I Term Loans , the eurocurrency rate shall be no less than 0.00% per annum and the base rate shall be no less than 1.00% per annum. The interest rate margin for Tranche I Term Loans under the Amended Credit Agreement is 1.75%, in the case of the base rate loans and 2.75%, in the case of Eurocurrency rate loans.
On July 26, 2016, Pinnacle Foods Finance entered into amendments to the Amended Credit Agreement for the purpose of reducing the interest rate applicable to the Tranche I Term Loans (the “Repricing”). The eurocurrency rate was amended from a minimum of 0.75% to a minimum of 0.0%, the base rate was amended from a minimum of 1.75% to 1.00%, the interest rate margin in the case of Eurocurrency rate loans was amended from 3.00% to 2.75%, and the interest rate margin in the case of base rate loans was amended from 2.00% to 1.75%. All other terms and conditions of the Tranche I Term Loans remained the same. In connection with the Repricing, Pinnacle Foods Finance incurred approximately $1.0 million of fees and wrote off $0.6 million of existing debt acquisition costs.

As a result of the Boulder acquisition, Pinnacle Foods Finance's total net leverage ratio increased above 4.25:1.0, which resulted in a 25 basis point interest rate step-up on existing Term Loans G and H, under the Amended Credit Agreement immediately subsequent to the quarterly certification to the Administrative Agent which occurred after filing the first quarter 10-Q report on April 28, 2016. The higher rate will remain in effect as long as the total net leverage ratio remains greater than 4.25:1.0. As of September 25, 2016, the total net leverage ratio was 4.55:1.0.
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
As part of the Boulder acquisition, debt acquisition costs of $21.5 million and $0.4 million were incurred during the nine months ended September 25, 2016 and the fiscal year ended December 27, 2015, respectively. Additionally, original issue discounts of $2.8 million were incurred during the nine months ended September 25, 2016 as a result of the acquisition. Further, $0.6 million of these costs were written off in July of 2016 in connection with the repricing of Term Loan I. In addition, $1.0 million of debt acquisition costs were incurred as a result of the repricing.
All debt acquisition costs and original issue discounts are amortized into interest expense over the life of the related debt using the effective interest method. Amortization of these costs were $2.3 million and $6.7 million during the three and nine months ended September 25, 2016, respectively. Amortization of these costs were $1.5 million and $4.4 million during the three and nine months ended September 27, 2015, respectively.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

The following summarizes debt acquisition cost and original issue discount activity during the nine months ended September 25, 2016:

	Gross Carrying Amount	Accumulated Amortization	Net
Balance, December 27, 2015	$58,036	$(31,769)	$26,267
2016 - Additions	25,314	—	25,314
2016 - Amortization	—	(6,718)	(6,718)
2016 - Write off	(600)		(600)
Balance, September 25, 2016	$82,750	$(38,487)	$44,263

Estimated fair value
The estimated fair value of the Company’s long-term debt, including the current portion, as of September 25, 2016, is as follows:

	September 25, 2016
Issue	Face Value	Fair Value
Amended Credit Agreement - Tranche G Term Loans	$1,409,625	$1,414,982
Amended Credit Agreement - Tranche H Term Loans	510,563	512,503
Amended Credit Agreement - Tranche I Term Loans	547,250	550,698
3.0% Note payable to Gilster Mary Lee Corporation	6,023	6,023
4.875% Senior Notes	350,000	359,625
5.875% Senior Notes	350,000	372,313
	$3,173,461	$3,216,144

The estimated fair value of the Company’s long-term debt, including the current portion, as of December 27, 2015, is as follows:

	December 27, 2015
Issue	Face Value	Fair Value
Amended Credit Agreement - Tranche G Term Loans	$1,409,625	$1,384,957
Amended Credit Agreement - Tranche H Term Loans	514,500	505,496
3.0% Note payable to Gilster Mary Lee Corporation	8,878	8,878
4.875% Senior Notes	350,000	337,750
	$2,283,003	$2,237,081

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
The following represents the components of net periodic (benefit) cost:

	Three months ended		Nine months ended
Pension Benefits	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Interest cost	$2,628	$2,594	$7,885	$7,783
Expected return on assets	(2,838)	(3,308)	(8,513)	(9,925)
Amortization of:
Actuarial loss	309	238	926	713
Net periodic cost (benefit)	$99	$(476)	$298	$(1,429)

Cash Flows
Contributions. In fiscal 2016, the Company does not expect to make any significant contributions to the Plan. The Company made contributions to the Plan totaling $3.1 million in fiscal 2015, of which $1.1 million and $2.8 million was made in the three and nine months ended September 27, 2015.
Multi-employer Plans

The Company contributes to the United Food and Commercial Workers International Union Industry Pension Fund (EIN 51-6055922) (the "UFCW Plan") under the terms of the collective-bargaining agreement with its Fort Madison employees.

For the three and nine months ended September 25, 2016, contributions to the UFCW Plan were $180 and $544. For the three and nine months ended September 27, 2015, contributions to the UFCW Plan were $186 and $570, respectively. The contributions to this UFCW Plan are paid monthly based upon the number of employees. They represent less than 5% of the total contributions received by this UFCW Plan using available information during the most recent plan year.

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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three and nine months ended September 25, 2016 and September 27, 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
As of September 25, 2016, the Company had the following interest rate swaps that were designated as cash flow hedges of interest rate risk:

Product	Number of Instruments	Current Notional Amount	Fixed Rate Range	Index	Trade Dates	Maturity Dates
Interest Rate Swaps	10	$1,316,300	1.45% - 2.97%	USD-LIBOR-BBA	Apr 2013 - Oct 2013	Nov 2016 - Apr 2020

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCL in the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in AOCL related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $9,654 will be reclassified as an increase to Interest expense.

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
As of September 25, 2016, the Company had the following foreign currency exchange contracts (in aggregate) that were designated as cash flow hedges of foreign exchange risk:

Product	Number of Instruments	Notional Sold in Aggregate in CAD	Notional Purchased in Aggregate in USD	USD to CAD Exchange Rates	Trade Date	Maturity Dates
CAD $ Contracts	6	$7,500	$5,798	1.281 - 1.312	Oct 2015 - April 2016	Oct 2016 - Dec 2016

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

As of September 25, 2016, the Company had the following derivative instruments that were not designated in qualifying hedging relationships:

Commodity Contracts	Number of Instruments	Notional Purchased in Aggregate	Price/Index	Trade Dates	Maturity Dates
Diesel Fuel Contracts	1	7,025,182 Gallons	$3.68 - $3.80 per Gallon	Nov 2014	Dec 2016
Heating Oil Contracts	5	8,709,974 Gallons	$1.25 - $1.82 per Gallon	Jan 2015 - Feb 2016	Dec 2016 - Dec 2017
Natural Gas Contracts	2	690,000 MMBTU's	2.41 - 3.23 per MMBTU	March 2016 - July 2016	Dec 2016 - June 2017

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Balance Sheets as of September 25, 2016 and December 27, 2015.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value as of September 25, 2016	Balance Sheet Location	Fair Value as of September 25, 2016
Derivatives designated as hedging instruments
Interest Rate Contracts			Accrued liabilities	$3,696
			Other long-term liabilities	27,216
Foreign Exchange Contracts	Other current assets	$101
Total derivatives designated as hedging instruments		$101		$30,912
Derivatives not designated as hedging instruments
Commodity Contracts	Other current assets	$232	Accrued liabilities	$2,185
	Other assets, net	1,166
Total derivatives not designated as hedging instruments		$1,398		$2,185

	Balance Sheet Location	Fair Value as of December 27, 2015	Balance Sheet Location	Fair Value as of December 27, 2015
Derivatives designated as hedging instruments
Interest Rate Contracts			Accrued liabilities	$3,921
			Other long-term liabilities	14,947
Foreign Exchange Contracts	Other current assets	$471
Total derivatives designated as hedging instruments		$471		$18,868
Derivatives not designated as hedging instruments
Commodity Contracts			Accrued liabilities	$2,036
			Other long-term liabilities	7,977
Total derivatives not designated as hedging instruments		$—		$10,013
The Company has elected not to offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of September 25, 2016 and December 27, 2015 would be adjusted as detailed in the following table:

	September 25, 2016			December 27, 2015
Derivative Instrument	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$1,499	(1,499)	$—	$471	(471)	$—

Total liability derivatives	$33,097	(1,499)	$31,598	$28,881	(471)	$28,410

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

The table below presents the effect of the Company’s derivative financial instruments in the Consolidated Statements of Operations and AOCL for the three and nine months ended September 25, 2016 and September 27, 2015.

Tabular Disclosure of the Effect of Derivative Instruments

Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	Recognized in AOCL on Derivative (Effective Portion)	Effective portion reclassified from AOCL to:	Reclassified from AOCL into Earnings (Effective Portion)	Ineffective portion recognized in Earnings in:	Recognized in Earnings (Ineffective Portion)
Interest Rate Contracts	$441	Interest expense	$(2,606)	Interest expense	$—
Foreign Exchange Contracts	96	Cost of products sold	46	Cost of products sold	(1)
Three months ended September 25, 2016	$537		$(2,560)		$(1)

Interest Rate Contracts	$(18,321)	Interest expense	$(6,277)	Interest expense	$—
Foreign Exchange Contracts	(259)	Cost of products sold	101	Cost of products sold	(8)
Nine months ended September 25, 2016	$(18,580)		$(6,176)		$(8)

Interest Rate Contracts	$(14,222)	Interest expense	$(1,113)	Interest expense	$—
Foreign Exchange Contracts	691	Cost of products sold	916	Cost of products sold	(5)
Three months ended September 27, 2015	$(13,531)		$(197)		$(5)

Interest Rate Contracts	$(25,789)	Interest expense	$(2,516)	Interest expense	$—
Foreign Exchange Contracts	1,896	Cost of products sold	2,228	Cost of products sold	(21)
Nine months ended September 27, 2015	$(23,893)		$(288)		$(21)

Derivatives Not Designated as Hedging Instruments		Recognized in Earnings in:	Recognized in Earnings
Commodity Contracts		Cost of products sold	$(278)
Three months ended September 25, 2016			$(278)

Commodity Contracts		Cost of products sold	$1,489
Nine months ended September 25, 2016			$1,489

Commodity Contracts		Cost of products sold	$(7,195)
Three months ended September 27, 2015			$(7,195)

Commodity Contracts		Cost of products sold	$(7,268)
Nine months ended September 27, 2015			$(7,268)

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Credit risk-related contingent features
The Company has agreements with certain counterparties that contain a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of September 25, 2016, the Company has not posted any collateral related to these agreements. If the Company had breached this provision at September 25, 2016, it could have been required to settle its obligations under the agreements at their termination value, which differs from the recorded fair value. The table below summarizes the aggregate fair values of those derivatives that contain credit risk-related contingent features as of September 25, 2016 and December 27, 2015.
September 25, 2016

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$(16,697)	$996	$(516)	$(15,185)
	Foreign Exchange Contracts	94	—	—	94
	Commodity Contracts	(1,492)	7	—	(1,485)
Bank of America	Interest Rate Contracts	(14,674)	1,167	—	(13,507)
	Foreign Exchange Contracts	7	—	—	7
	Commodity Contracts	230	1	—	231
Credit Suisse	Interest Rate Contracts	(2,078)	22	(530)	(1,526)
Macquarie	Interest Rate Contracts	(992)	3	(294)	(695)
	Commodity Contracts	467	—	—	467
Total		$(35,135)	$2,197	$(1,340)	$(31,598)
December 27, 2015

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$(9,616)	$773	$(260)	$(8,583)
	Commodity Contracts	(7,035)	116	—	(6,919)
Bank of America	Interest Rate Contracts	(5,879)	790	—	(5,089)
	Foreign Exchange Contracts	470	1	—	471
	Commodity Contracts	(1,737)	29	—	(1,709)
Credit Suisse	Interest Rate Contracts	(2,627)	53	(260)	(2,314)
Macquarie	Interest Rate Contracts	(3,137)	47	(209)	(2,882)
	Commodity Contracts	(1,408)	23	—	(1,386)
Total		$(30,970)	$1,831	$(728)	$(28,410)

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

	Three months ended		Nine months ended
SEGMENT INFORMATION	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Net sales
Birds Eye Frozen	$308,938	$296,709	$924,104	$883,458
Duncan Hines Grocery	249,545	257,387	763,201	796,579
Boulder Brands	120,926	—	344,381	—
Specialty Foods	79,412	82,191	237,771	253,277
Total	$758,821	$636,287	$2,269,457	$1,933,314
Earnings before interest and taxes
Birds Eye Frozen	$54,188	$51,953	$156,223	$133,208
Duncan Hines Grocery	48,127	44,223	142,987	138,471
Boulder Brands (1)	16,082	—	11,884	—
Specialty Foods	6,322	7,788	19,575	23,087
Unallocated corporate expenses (2)	(6,451)	(6,171)	(24,334)	(18,689)
Total	$118,268	$97,793	$306,335	$276,077
Depreciation and amortization
Birds Eye Frozen	$11,022	$11,989	$33,064	$33,404
Duncan Hines Grocery	7,123	7,781	22,285	22,862
Boulder Brands	4,714	—	12,406	—
Specialty Foods	4,218	4,492	10,994	11,154
Total	$27,077	$24,262	$78,749	$67,420
Capital expenditures (3)
Birds Eye Frozen	$16,882	$18,688	$53,325	$36,440
Duncan Hines Grocery	6,644	14,799	28,464	40,610
Boulder Brands	2,898	—	5,391	—
Specialty Foods	1,470	3,078	5,487	7,683
Total	$27,894	$36,565	$92,667	$84,733

NET SALES BY PRODUCT TYPE
Net sales
Frozen	$402,468	$335,888	$1,198,785	$1,000,362
Shelf stable meals and meal enhancers	239,694	204,067	739,869	646,992
Desserts	79,028	70,806	223,792	207,939
Snacks	37,631	25,526	107,011	78,021
Total	$758,821	$636,287	$2,269,457	$1,933,314

GEOGRAPHIC INFORMATION
Net sales
United States	$707,803	$633,063	$2,194,442	$1,920,698
Canada	34,989	28,260	112,103	88,825
United Kingdom	2,681	—	8,370	—
Intercompany	13,348	(25,036)	(45,458)	(76,209)
Total	$758,821	$636,287	$2,269,457	$1,933,314

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

(1)	Includes $10.4 million of charges related to the fair value step-up of inventories acquired and $17.3 million of restructuring costs in the nine months ended September 25, 2016.

(2)	Includes $6.8 million of acquisition costs in the nine months ended September 25, 2016.

(3)	Includes new capital leases.

SEGMENT INFORMATION	September 25, 2016	December 27, 2015
Total assets
Birds Eye Frozen	$2,275,786	$2,263,159
Duncan Hines Grocery	2,683,785	2,664,966
Boulder Brands	1,245,984	—
Specialty Foods	347,744	351,499
Corporate	64,059	44,539
Total	$6,617,358	$5,324,163
GEOGRAPHIC INFORMATION
Plant assets
United States	$673,512	$615,123
Canada	31,920	15,986
United Kingdom	3,520	—
Total	$708,952	$631,109

15. Provision for Income Taxes

The provision for income taxes and related effective tax rates for the three and nine months ended September 25, 2016 and September 27, 2015, respectively, were as follows:

	Three months ended		Nine months ended
Provision for Income Taxes	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Current	$19,759	$5,010	$51,155	$21,306
Deferred	9,710	22,377	28,737	55,500
Total	$29,469	$27,387	$79,892	$76,806

Effective tax rate	36.0%	36.3%	39.4%	36.6%

Income taxes are accounted for in accordance with the authoritative guidance for accounting for income taxes under which deferred tax assets and liabilities are determined based on the difference between their financial statement basis and tax basis, using enacted tax rates in effect for the year in which the differences are expected to reverse.

In connection with our acquisition of Boulder, our effective income tax rate for the nine months ended September 25, 2016 was increased by 3.7% due to the tax effect of certain non-deductible acquisition costs and compensation payments, a charge for an increase in our non-current state deferred income tax liability balance and a charge related to the tax effect of foreign operations, principally attributable to a valuation allowance on our foreign tax credit carryforward.   Our income tax rate for the nine months September 27, 2015 reflects a deferred tax benefit of 0.9% for changes related to our state tax profile.

For the three months ended September 25, 2016 and September 27, 2015 our rate reflects the benefit of the domestic production activities deduction and tax credits and the effect of enacted state tax legislation. For the three months ended September 25, 2016 our tax effective tax rate also benefits from a decrease in our liability for uncertain tax positions.

The Company regularly evaluates its deferred tax assets for future realization.  A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized.  Changes in

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

valuation allowances from period to period are included in the Company's tax provision in the period of change and as noted above, for the nine months ended September 25, 2016, a valuation allowance was recorded on our foreign tax credit carryforward in connection with our acquisition of Boulder Brands. There was no significant movement in our valuation allowances on state attribute carryforwards during the three and nine months ended September 25, 2016 and for the three and nine months ended September 27, 2015.

The Company is a loss corporation as defined by Internal Revenue Code (“the Code”) Section 382. Section 382 places an annual limitation on our ability to use our federal net operating loss (“NOL”) carryovers and other attributes to reduce future taxable income. As of September 25, 2016, we have federal NOL carryovers of $439.4 million subject to an annual limitation of $17.1 million. As a result, $237.2 million of the carryovers exceed the estimated available Section 382 limitation. The Company has reduced its deferred tax assets for this limitation.

On January 15, 2016 we acquired Boulder which is a loss corporation. As of the acquisition date, Boulder had approximately $50.8 million of federal NOL carryovers subject to the Section 382 provisions. The annual limitation is approximately $26.5 million subject to increase for recognized built in gains during the recognition period. Based on our analysis, we anticipate we will be able to utilize the acquired NOL balance in our 2016 tax year without limitation.

In connection with our acquisition of Boulder we also recorded, in purchase accounting, reserves for uncertain positions of approximately $5.4 million for matters related to their foreign operations.

16. Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU No. 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers using a five-step model that requires entities to exercise judgment when considering the terms of contracts with customers. This ASU can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date” providing for a one-year deferral of the effective date of ASU 2014-09 from January 1, 2017 to January 1, 2018; however, early adoption is still permissible as of January 1, 2017 for public entities. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations.” The amendments under this ASU clarify the implementation guidance on principal versus agent considerations included within ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing.” This ASU includes updates which are intended to reduce the cost and complexity of applying guidance on identifying promised goods and services under Topic 606. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients.” This ASU clarifies several aspects of Topic 606 such as the assessment of collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The Company is currently evaluating the impact that the new guidance will have on the consolidated financial statements, as well as which transition method it will use.

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, "Improvements to Employee Share-Based Payment Accounting". The areas for simplification in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The updated guidance will be effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. The amendments related to the timing of when excess tax benefits are recognized are to be applied using a modified retrospective approach. The amendments related to the presentation of employee taxes paid on the statement of cash flows are to be applied retrospectively. The amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement are to be applied prospectively. The Company is in the process of evaluating this guidance.

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
The following condensed consolidating financial information presents:

(1)	(a) Condensed consolidating balance sheets as of September 25, 2016 and December 27, 2015.
(b) The related condensed consolidating statements of operations and comprehensive earnings for the Company, Pinnacle Foods Finance, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Three and nine months ended September 25, 2016; and
ii. Three and nine months ended September 27, 2015.

(c) The related condensed consolidating statements of cash flows for the Company, Pinnacle Foods Finance, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Nine months ended ended September 25, 2016; and
ii. Nine months ended ended September 27, 2015.

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Balance Sheet September 25, 2016

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$—	$155,728	$9,200	$—	$164,928
Accounts receivable, net	—	—	291,791	10,468	—	302,259
Intercompany accounts receivable	96,577	—	824,475	—	(921,052)	—
Inventories, net	—	—	482,754	19,298	—	502,052
Other current assets	—	333	7,750	1,080	—	9,163
Deferred tax assets	—	1,670	52,099	1,089	—	54,858
Total current assets	96,577	2,003	1,814,597	41,135	(921,052)	1,033,260
Plant assets, net	—	—	673,512	35,440	—	708,952
Investment in subsidiaries	1,814,437	2,521,093	37,892	—	(4,373,422)	—
Intercompany note receivable	—	3,011,509	44,858	9,800	(3,066,167)	—
Tradenames	—	—	2,525,200	4,480	—	2,529,680
Other assets, net	—	1,967	162,839	11,229	—	176,035
Deferred tax assets	—	345,820	—	933	(346,753)	—
Goodwill	—	—	2,115,105	54,326	—	2,169,431
Total assets	$1,911,014	$5,882,392	$7,374,003	$157,343	$(8,707,394)	$6,617,358
Current liabilities:
Short-term borrowings	$—	$—	$1,197	$—	$—	$1,197
Current portion of long-term obligations	—	10,750	12,949	15	—	23,714
Accounts payable	—	39	245,148	6,649	—	251,836
Intercompany accounts payable	—	888,312	—	32,740	(921,052)	—
Accrued trade marketing expense	—	—	42,213	2,387	—	44,600
Accrued liabilities	177	29,083	128,086	4,039	—	161,385
Dividends payable	34,883	—	—	—	—	34,883
Total current liabilities	35,060	928,184	429,593	45,830	(921,052)	517,615
Long-term debt	—	3,112,555	28,210	298	—	3,141,063
Intercompany note payable	—	—	3,001,465	64,702	(3,066,167)	—
Pension and other postretirement benefits	—	—	62,640	—	—	62,640
Other long-term liabilities	—	27,216	33,126	3,339	—	63,681
Deferred tax liabilities	—	—	1,297,876	4,362	(346,753)	955,485
Total liabilities	35,060	4,067,955	4,852,910	118,531	(4,333,972)	4,740,484
Commitments and contingencies (Note 13)
Shareholders' equity:
Pinnacle common stock	1,191	—	—	—	—	1,191
Additional paid-in-capital	1,422,483	1,423,674	1,345,619	33,015	(2,802,308)	1,422,483
Retained earnings	546,762	453,135	1,212,123	12,787	(1,678,045)	546,762
Accumulated other comprehensive loss	(62,372)	(62,372)	(36,649)	(7,910)	106,931	(62,372)
Capital stock in treasury, at cost	(32,110)	—	—	—	—	(32,110)
Total Pinnacle Foods Inc. and Subsidiaries stockholders' equity	1,875,954	1,814,437	2,521,093	37,892	(4,373,422)	1,875,954
Non-controlling interest	—	—	—	920	—	920
Total Equity	1,875,954	1,814,437	2,521,093	38,812	(4,373,422)	1,876,874
Total liabilities and equity	$1,911,014	$5,882,392	$7,374,003	$157,343	$(8,707,394)	$6,617,358

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings For the three months ended September 25, 2016

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$730,853	$37,670	$(9,702)	$758,821
Cost of products sold	—	—	503,863	35,243	(8,989)	530,117
Gross profit	—	—	226,990	2,427	(713)	228,704

Marketing and selling expenses	—	—	52,666	1,213	—	53,879
Administrative expenses	—	—	34,552	1,887	—	36,439
Research and development expenses	—	—	4,392	172	—	4,564
Tradename impairment charges	—	—	11,200	—	—	11,200
Intercompany royalties	—	—	(106)	(73)	179	—
Intercompany management fees	—	—	—	642	(642)	—
Intercompany technical service fees	—	—	—	250	(250)	—
Other expense (income), net	—	256	3,681	417	—	4,354
Equity in (earnings) loss of investees	(52,353)	(57,978)	3,176	—	107,155	—
	(52,353)	(57,722)	109,561	4,508	106,442	110,436
Earnings before interest and taxes	52,353	57,722	117,429	(2,081)	(107,155)	118,268
Intercompany interest (income) expense	—	(26,919)	25,745	1,174	—	—
Interest expense	—	35,945	517	11	—	36,473
Interest income	—	—	12	15	—	27
Earnings before income taxes	52,353	48,696	91,179	(3,251)	(107,155)	81,822
Provision (benefit) for income taxes	—	(3,657)	33,201	(75)	—	29,469
Net earnings	52,353	52,353	57,978	(3,176)	(107,155)	52,353
Less: Net loss attributable to non-controlling interest	—	—	—	—	—	—
Net earnings attributable to Pinnacle Foods, Inc. and Subsidiaries common stockholders	$52,353	$52,353	$57,978	$(3,176)	$(107,155)	$52,353

Total comprehensive earnings	52,918	52,918	56,677	(4,704)	(104,891)	52,918
Less: Comprehensive loss attributable to non-controlling interest	—	—	—	—	—	—
Comprehensive earnings attributable to Pinnacle Foods, Inc. and Subsidiaries	$52,918	$52,918	$56,677	$(4,704)	$(104,891)	$52,918

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings For the nine months ended September 25, 2016

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$2,217,492	$120,473	$(68,508)	$2,269,457
Cost of products sold	—	—	1,577,814	109,224	(66,044)	1,620,994
Gross profit	—	—	639,678	11,249	(2,464)	648,463

Marketing and selling expenses	—	—	169,559	4,254	—	173,813
Administrative expenses	—	—	119,625	6,405	—	126,030
Research and development expenses	—	—	13,295	552	—	13,847
Tradename impairment charges	—	—	11,200	—	—	11,200
Intercompany royalties	—	—	(410)	410	—	—
Intercompany management fees	—	—	—	1,716	(1,716)	—
Intercompany technical service fees	—	—	—	748	(748)	—
Other expense (income), net	—	(1,027)	17,716	549	—	17,238
Equity in (earnings) loss of investees	(122,973)	(136,635)	4,841	—	254,767	—
	(122,973)	(137,662)	335,826	14,634	252,303	342,128
Earnings before interest and taxes	122,973	137,662	303,852	(3,385)	(254,767)	306,335
Intercompany interest (income) expense	—	(78,611)	77,327	1,284	—	—
Interest expense	—	102,072	1,496	33	—	103,601
Interest income	—	—	83	48	—	131
Earnings (loss) before income taxes	122,973	114,201	225,112	(4,654)	(254,767)	202,865
Provision (benefit) for income taxes	—	(8,772)	88,477	187	—	79,892
Net earnings (loss)	122,973	122,973	136,635	(4,841)	(254,767)	122,973
Less: Net earnings attributable to non-controlling interest	—	—	—	—	—	—
Net earnings (loss) attributable to Pinnacle Foods, Inc. and Subsidiaries common stockholders	$122,973	$122,973	$136,635	$(4,841)	$(254,767)	$122,973

Total comprehensive earnings	119,989	119,989	141,015	(1,070)	(259,934)	119,989
Less: Comprehensive earnings attributable to non-controlling interest	—	—	—	—	—	—
Comprehensive earnings attributable to Pinnacle Foods, Inc. and Subsidiaries	$119,989	$119,989	$141,015	$(1,070)	$(259,934)	$119,989

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Cash Flows For the nine months ended September 25, 2016
	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(10,767)	$4,004	$230,643	$16,062	$—	$239,942
Cash flows from investing activities
Business acquisition activity	—	—	(985,365)	—	—	(985,365)
Intercompany accounts receivable/payable	—	24,071	6,782	—	(30,853)	—
Intercompany loans	—	(880,122)	—	—	880,122	—
Investment in Subsidiary	65,516	49,564	—	—	(115,080)	—
Capital expenditures	—	—	(73,421)	(3,202)	—	(76,623)
Net cash (used in) provided by investing activities	65,516	(806,487)	(1,052,004)	(3,202)	734,189	(1,061,988)
Cash flows from financing activities
Net proceeds from issuance of common stock	24,914	—	—	—	—	24,914
Excess tax benefits on stock-based compensation	10,767	—	—	—	—	10,767
Taxes paid related to net share settlement of equity awards	(1,087)	—	—	—	—	(1,087)
Dividends paid	(89,343)	—	—	—	—	(89,343)
Proceeds from notes offering	—	350,000	—	—	—	350,000
Proceeds from bank term loans	—	547,250	—	—	—	547,250
Repayments of long-term obligations	—	(6,687)	(3,458)	—	—	(10,145)
Proceeds from short-term borrowing	—	—	2,182	—	—	2,182
Repayments of short-term borrowing	—	—	(3,180)	—	—	(3,180)
Intercompany accounts receivable/payable	—	—	(24,071)	(6,782)	30,853	—
Return of capital	—	(65,516)	(49,564)	—	115,080	—
Intercompany loans	—	—	880,122	—	(880,122)	—
Repayment of capital lease obligations	—	—	(2,611)	(10)		(2,621)
Debt acquisition costs	—	(22,564)	—	—	—	(22,564)
Net cash (used in) provided by financing activities	(54,749)	802,483	799,420	(6,792)	(734,189)	806,173
Effect of exchange rate changes on cash	—	—	—	252	—	252
Net change in cash and cash equivalents	—	—	(21,941)	6,320	—	(15,621)
Cash and cash equivalents - beginning of period	—	—	177,669	2,880	—	180,549
Cash and cash equivalents - end of period	$—	$—	$155,728	$9,200	$—	$164,928

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Cash Flows For the nine months ended September 27, 2015

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$(5,277)	$225,386	$(9,289)	$—	$210,820
Cash flows from investing activities
Payments for business acquisitions	—	—	1,102	—	—	1,102
Intercompany accounts receivable/payable	—	—	(24,754)	—	24,754	—
Intercompany loans	—	—	(7,209)	—	7,209	—
Investment in subsidiaries	82,104	—	—	—	(82,104)	—
Capital expenditures	—	—	(81,954)	(2,779)	—	(84,733)
Sale of plant assets	—	—	730	—	—	730
Net cash (used in) provided by investing activities	82,104	—	(112,085)	(2,779)	(50,141)	(82,901)
Cash flows from financing activities
Proceeds from the issuance of common stock	1,038	—	—	—	—	1,038
Excess tax benefits on stock-based compensation	1,345	—	—	—	—	1,345
Taxes paid related to net share settlement of equity awards	(2,401)	—	—	—	—	(2,401)
Dividends paid	(82,086)	—	—	—	—	(82,086)
Repayments of long-term obligations	—	(3,934)	(2,708)	—	—	(6,642)
Proceeds from short-term borrowing	—	—	2,135	—	—	2,135
Repayments of short-term borrowing	—	—	(3,386)	—	—	(3,386)
Intercompany accounts receivable/payable	—	9,211	—	15,543	(24,754)	—
Proceeds from Intercompany loans	—	—	—	7,209	(7,209)	—
Parent investment	—	—	(82,104)	—	82,104	—
Repayment of capital lease obligations	—	—	(2,645)	—	—	(2,645)
Net cash (used in) provided by financing activities	(82,104)	5,277	(88,708)	22,752	50,141	(92,642)
Effect of exchange rate changes on cash	—	—	—	(732)	—	(732)
Net change in cash and cash equivalents	—	—	24,593	9,952	—	34,545
Cash and cash equivalents - beginning of period	—	—	32,942	5,535	—	38,477
Cash and cash equivalents - end of period	$—	$—	$57,535	$15,487	$—	$73,022

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

•
Acquisitions and Consolidations. We believe we have the expertise to identify and integrate value-enhancing acquisitions to grow our business and we have done so successfully in the past. On November 14, 2014, we acquired Garden Protein for $156.5 million, the rapidly growing manufacturer of the plant-based protein brand gardein. On August 20, 2015 we acquired a manufacturing facility in Hagerstown, Maryland for approximately $8.0 million. The site will be used to expand production capabilities for the gardein brand and provide an East coast footprint to supplement the existing Richmond, British Columbia manufacturing location. We expect to invest approximately $31.0 million for the gardein capacity expansion in 2016. We also expect to incur approximately $6.0 million of additional charges to integrate the location in 2016, of which $2.5 million was incurred through the first nine months of 2016. As previously mentioned, on January 15, 2016, the Company acquired Boulder Brands for a cost of $1,001.4 million (which included $16.1 million of cash acquired), which included the repayment of debt. Total acquisition and financing costs of $32.9 million have been incurred, of which $2.1 million was incurred in the fourth quarter of 2015, with the remainder in the first quarter of 2016. Included in this total is $24.4 million of debt acquisition costs, including original issue discount. During 2016, we expect one-time costs associated with the integration of Boulder to approximate $30.0 million, of which $27.9 million was incurred in the first nine months of 2016.

•
In October 2016, we voluntarily ceased production at our private label gluten free bakery operation, which is based in the United Kingdom. For the nine months ended September 25, 2016, net sales were $8.4 million and the business incurred a loss before interest, taxes, depreciation and amortization of $3.6 million. As part of the transaction, we may incur certain restructuring charges, to be determined in the fourth quarter of 2016. We do not expect these charges to be significant.

•
Impairment of Goodwill, Tradenames and Long-Lived Assets. We test our goodwill and intangible assets annually or more frequently (if necessary) for impairment and have recorded impairment charges in the current year. Upon completion of the annual testing in the third quarter of 2016, the Company recorded tradename impairments of $7.3 million on Celeste, $3.0 million on Aunt Jemima and $0.9 million on Snyder of Berlin. Celeste and Aunt Jemima are reported in our Birds Eye Frozen segment and Snyder of Berlin is reported in the Specialty Foods segment. These charges were the result of the Company's reassessment of the long-term sales projections for the brands during our annual planning cycle which occurs during the third quarter each year.

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

Results of Operations:
Consolidated Statements of Operations
The following tables set forth our statement of operations data expressed in dollars and as a percentage of net sales.

	Three months ended				Nine months ended
	September 25, 2016		September 27, 2015		September 25, 2016		September 27, 2015
Net sales	$758.8	100.0%	$636.3	100.0%	$2,269.5	100.0%	$1,933.3	100.0%
Cost of products sold	530.1	69.9%	459.4	72.2%	1,621.0	71.4%	1,415.6	73.2%
Gross profit	228.7	30.1%	176.9	27.8%	648.5	28.6%	517.7	26.8%

Marketing and selling expenses	$53.9	7.1%	$44.2	6.9%	$173.8	7.7%	$136.9	7.1%
Administrative expenses	36.4	4.8%	26.5	4.2%	126.0	5.6%	81.9	4.2%
Research and development expenses	4.6	0.6%	3.2	0.5%	13.8	0.6%	9.9	0.5%
Tradename impairment charges	11.2	1.5%	—	—%	11.2	0.5%	—	—%
Other expense (income), net	4.4	0.6%	5.2	0.8%	17.2	0.8%	12.9	0.7%
	$110.4	14.5%	$79.1	12.4%	$342.1	15.1%	$241.6	12.5%
Earnings before interest and taxes	$118.3	15.6%	$97.8	15.4%	$306.3	13.5%	$276.1	14.3%

	Three months ended		Nine months ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Net sales
Birds Eye Frozen	$308.9	$296.7	$924.1	$883.5
Duncan Hines Grocery	249.5	257.4	763.2	796.6
North America Retail	558.5	554.1	1,687.3	1,680.0

Boulder Brands	120.9	—	344.4	—
Specialty Foods	79.4	82.2	237.8	253.3
Total	$758.8	$636.3	$2,269.5	$1,933.3

Earnings (loss) before interest and taxes
Birds Eye Frozen	$54.2	$52.0	$156.2	$133.2
Duncan Hines Grocery	48.1	44.2	143.0	138.5
Boulder Brands	16.1	—	11.9	—
Specialty Foods	6.3	7.8	19.6	23.1
Unallocated corporate expense	(6.5)	(6.2)	(24.3)	(18.7)
Total	$118.3	$97.8	$306.3	$276.1

Depreciation and amortization
Birds Eye Frozen	$11.0	$12.0	$33.1	$33.4
Duncan Hines Grocery	7.1	7.8	22.3	22.9
Boulder Brands	4.7	—	12.4	—
Specialty Foods	4.2	4.5	11.0	11.2
Total	$27.1	$24.3	$78.7	$67.4

Three months ended September 25, 2016 compared to the three months ended September 27, 2015
Net sales
Net sales for the three months ended September 25, 2016 increased $122.5 million, or 19.3%, versus year-ago to $758.8 million, reflecting a 19.0% increase from the benefit of the Boulder acquisition, higher net price realization of 0.2%, and an increase of 0.1% from volume/mix.
Net sales in our North America Retail business for the three months ended September 25, 2016 increased $4.4 million, or 0.8%, versus year-ago to $558.5 million, reflecting a 0.5% increase from volume/mix and higher net price realization of 0.3%. Our North American Retail business continued to outpace the performance of our composite categories, with market share growth of 0.6 percentage points in the quarter.
Birds Eye Frozen Segment:
Net sales in the three months ended September 25, 2016 increased $12.2 million, or 4.1%, versus year-ago to $308.9 million, reflecting a 3.8% increase from volume/mix and higher net price realization of 0.3%. The increase is primarily attributable to continued growth in the Birds Eye franchise, our gardein plant-based protein products and higher sales of Hungry-Man products. Recently-introduced innovation behind the Birds Eye Flavor Full, Birds Eye Protein Blends and Birds Eye Disney-themed platforms, along with the new Birds Eye Veggie Made Rice side dishes, just-launched Birds Eye Signature Skillets premium meals and the continued retail expansion of Birds Eye Voila! fueled the performance of the franchise. These increases were partially offset by lower sales of our Aunt Jemima breakfast products, Celeste pizza and Lenders frozen bagels.
Duncan Hines Grocery Segment:
Net sales in the three months ended September 25, 2016 were $249.5 million, a decline of $7.8 million, or 3.0% versus year-ago, reflecting a 3.3% decrease from volume/mix, partially offset by higher net price realization of 0.3%. The period benefited from higher sales of Wish-Bone products, driven by our new Wish-Bone EVOO and Wish-Bone Ristorante Italiano product lines and increased sales of our Armour canned meats. More than offsetting this increase were lower net sales of our Vlasic pickles, Duncan Hines baking products and lower sales from our syrup business all driven by a highly competitive environment and category weakness.
Boulder Brands Segment:
Net sales in the three months ended September 25, 2016 were $120.9 million. Retail consumption has advanced versus year ago for the Glutino, Udi's, Earth Balance and EVOL brands, offset by a decline for Smart Balance.
Specialty Foods Segment:
Net sales in the three months ended September 25, 2016 were $79.4 million, a decline of $2.8 million, or 3.4% versus year-ago, reflecting a 2.4% decrease from volume/mix and lower net price realization of 1.0%. This decrease was primarily driven by lower sales of private label canned meat.
Gross profit
Gross profit for the three months ended September 25, 2016 was $228.7 million, or 30.1% of net sales, compared to $176.9 million, or 27.8% of net sales, in the comparable prior year period reflecting strong productivity, favorable product mix, including the benefit of Boulder and the impact of items affecting comparability, primarily higher mark to market gains on financial instruments. Partially offsetting these positive drivers were inflation and other items. Excluding items affecting comparability, Adjusted gross profit advanced 24.2% to $229.1 million and Adjusted gross profit percentage increased approximately 120 basis points to 30.2%.
The following table outlines the factors resulting in the year on year change in gross profit and gross margin percentage in the three months ended September 25, 2016.

	$ (in millions)	Gross margin %
Productivity	$19.0	2.5%
Favorable product mix (including Boulder)	12.7	1.2
Higher mark to market gains on financial instruments	6.1	0.8
Higher net price realization, including slotting	0.8	0.1
Inflation	(11.0)	(1.4)
Higher depreciation expense	(0.3)	—
Other (a)	(5.7)	(0.9)
Subtotal	$21.6	2.3%
Higher sales volume (including Boulder Brands)	30.2
Total	$51.8

(a) Consists primarily of investment in new Birds-Eye stand-up packaging and higher product obsolescence.

Marketing and selling expenses
Marketing and selling expenses increased 22.0% to $53.9 million, or 7.1% of net sales, for the three months ended September 25, 2016, compared to $44.2 million, or 6.9% of net sales for the prior year period. The increase was primarily driven by the addition of Boulder.
Administrative expenses
Administrative expenses were $36.4 million, or 4.8% of net sales, for the three months ended September 25, 2016, compared to $26.5 million, or 4.2% of net sales, for the comparable prior year period. The increase was primarily driven by the addition of Boulder.

Research and development expenses
Research and development expenses were $4.6 million, or 0.6% of net sales, for the three months ended September 25, 2016 compared to $3.2 million, or 0.5% of net sales, for the prior year period primarily reflecting higher expenses as a result of the Boulder acquisition.

Other income and expense

	Three months ended
	September 25, 2016	September 27, 2015
Other expense (income), net consists of:
Amortization of intangibles/other assets	$4.3	$3.4
Foreign exchange gains	0.3	2.1
Royalty income and other	(0.2)	(0.3)
Total other expense (income), net	$4.4	$5.2

Foreign exchange gains. Represents foreign exchange gains from intra-entity loans resulting from the November 2014 Garden Protein acquisition that are anticipated to be settled in the foreseeable future.

Tradename impairment charges

In the third quarter of 2016, the Company recorded tradename impairments of $7.3 million on Celeste, $3.0 million on Aunt Jemima and $0.9 million on Snyder of Berlin. See Note 9 for further details.

Earnings before interest and taxes

Earnings before interest and taxes increased $20.5 million, or 20.9%, to $118.3 million, reflecting the growth in gross profit, partially offset by higher marketing and selling, and administrative expenses primarily due to the inclusion of Boulder Brands. Also impacting the comparison was items affecting comparability, which were charges of $16.3 million and $10.2 million in the three months ended September 25, 2016 and September 27, 2015, respectively. The variance in these items primarily resulted from tradename impairment charges, higher restructuring and integration costs resulting from the Boulder acquisition partially offset by higher unrealized mark to market gains on financial instruments. Excluding items affecting comparability, Adjusted earnings before interest and taxes increased $26.6 million to $134.6 million, or 24.6%.

Birds Eye Frozen Segment:
Earnings before interest and taxes for the three months ended September 25, 2016 increased 4.3%, or $2.2 million, versus year-ago to $54.2 million for the three months ended September 25, 2016, reflecting the benefits of net sales growth, productivity savings and favorable mix, partially offset by input cost inflation, investment in new Birds-Eye stand-up packaging and higher items affecting comparability, most notably $10.3 million of Tradename impairment charges. Excluding items affecting comparability, Adjusted earnings before interest and taxes advanced 13.5% to $65.0 million.

Duncan Hines Grocery Segment:
Earnings before interest and taxes for the three months ended September 25, 2016 were $48.1 million, an increase of 8.8%, or $3.9 million, as compared to the year-ago period reflecting productivity savings and items affecting comparability more than offset by lower volumes, unfavorable product mix and input cost inflation. Excluding items affecting comparability, Adjusted earnings before interest and taxes decreased 2.5% to $47.5 million.

Boulder Brands Segment:
Earnings before interest and taxes for the three months ended September 25, 2016 were $16.1 million, reflecting significant restructuring expenses. Excluding items affecting comparability, Adjusted earnings before interest and taxes for the Boulder Brands segment totaled $21.3 million.
Specialty Foods Segment:
Earnings before interest and taxes for the three months ended September 25, 2016 were $6.3 million, a decline of 18.8%, or $1.5 million, as compared to the year-ago period, largely reflecting the decline in net sales and a $0.9 million Tradename impairment charge. Excluding items affecting comparability, Adjusted earnings before interest and taxes decreased 12.1%, to $7.1 million.

Unallocated corporate expense:
Unallocated corporate expense for the three months ended September 25, 2016 was $6.5 million, an increase of $0.3 million, as compared to the year-ago period.

Interest expense, net

Net interest expense increased 63.4%, or $14.1 million, to $36.4 million in the three months ended September 25, 2016, compared to $22.3 million in the three months ended September 27, 2015. The increase was largely driven by additional debt issued to finance the Boulder acquisition and, to a lesser extent, the impact of higher interest expense for floating rate debt. Also impacting the comparison were $0.6 million of charges associated with the re-pricing of Term Loan I during the quarter and higher interest rate swap losses described below.

We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements, excluding the AOCL portion, are recorded as an adjustment to interest expense. Included in net interest expense was $2.6 million and $1.1 million for the third quarters of 2016 and 2015, respectively, recorded from losses on interest rate swap agreements.

Provision for income taxes

The effective tax rate was 36.0% for the three months ended September 25, 2016 compared to 36.3% for the three months ended September 27, 2015.
For the three months ended September 25, 2016 and the three months ended September 27, 2015 our rate reflects the benefit of the domestic production activities deduction and tax credits and the effect of enacted state tax legislation. For the three months ended September 25, 2016 our effective tax rate benefits from a decrease in our liability for uncertain tax positions.
The Company is a loss corporation as defined by Section 382 of the Code. Section 382 places an annual limitation on our ability to use our NOL carryovers and other attributes to reduce future taxable income. As of September 25, 2016, we have federal NOL carryovers of $439.4 million subject to an annual limitation of $17.1 million. As a result, $237.2 million of the carryovers exceed the estimated available Section 382 limitation. The Company has reduced its deferred tax assets for this limitation.
We have significant tax-deductible intangible asset amortization and federal and state NOLs, which resulted in minimal federal and state cash taxes through 2015. We expect continued amortization and utilization of our NOLs will generate modest annual cash tax savings in 2016 and thereafter.

Nine months ended September 25, 2016 compared to the nine months ended September 27, 2015
Net sales
Net sales for the nine months ended September 25, 2016 increased $336.1 million, or 17.4%, versus year-ago to $2.27 billion, reflecting a 17.8% increase from the benefit of the Boulder acquisition and higher net price realization of 0.5% partially offset by a 0.8% decrease from volume/mix. Also impacting the comparison was unfavorable foreign currency translation of 0.1%.
Net sales in our North American retail business for the nine months ended September 25, 2016 increased 0.4% versus year-ago to $1.69 billion, reflecting higher net price realization of 0.6%, offset by a 0.1% decrease from volume/mix. Also impacting the comparison was unfavorable foreign currency translation of 0.1%. We continued to outpace the performance of our composite categories, with market share growth in the nine months of 0.7 percentage points.
Birds Eye Frozen Segment:
Net sales in the nine months ended September 25, 2016 increased 4.6% versus year-ago to $924.1 million, reflecting a 3.6% increase from volume/mix and higher net price realization of 1.0%. The increase is primarily attributable to continued strong sales from the Birds Eye franchise, our gardein plant-based protein products and our Hungry-Man frozen entrées. Products launched in 2015 such as Birds Eye Steamfresh Flavor Full, Birds Eye Protein Blends and Birds Eye Disney-themed side dishes for kids, continue to fuel the growth of Birds Eye vegetables, while distribution gains and the expansion of Family Size offerings and premium tier varieties drove the growth of Birds Eye Voila!. Partially offsetting these positive drivers were lower sales of our Seafood business, driven by category weakness, and lower sales of our Aunt-Jemima, Lender's and Celeste products.
Duncan Hines Grocery Segment:
Net sales in the nine months ended September 25, 2016 were $763.2 million, a decline of 4.2%, reflecting higher net price realization of 0.3% more than offset by a 4.2% decrease from volume/mix and unfavorable foreign currency translation of 0.3%. The period benefited from higher sales of our Armour canned meats. This increase was more than offset by lower sales of our Duncan Hines baking products due to category weakness and lower sales of Wish-Bone products, reflecting a highly competitive category environment and new product introductory expenses from the launch of our two new product lines, Wish-Bone EVOO and Wish-Bone Ristorante Italiano dressing. Also impacting the period was lower sales of our syrup business driven by a highly competitive environment and lower net sales from our Canadian operations, including the unfavorable impact from foreign exchange.
Boulder Brands Segment:
Net sales in the nine months ended September 25, 2016 were $344.4 million, representing the January 15, 2016 to September 25, 2016 time period in which Boulder Brands was consolidated.

Specialty Foods Segment:
Net sales in the nine months ended September 25, 2016 decreased 6.1% versus year-ago to $237.8 million, reflecting a 5.7% decline from volume/mix and lower net pricing of 0.4%. This decline was primarily driven by decreased sales of private label canned meat.

Gross profit
Gross profit for the nine months ended September 25, 2016 was $648.5 million, or 28.6% of net sales, compared to $517.7 million, or 26.8% of net sales, in the comparable prior year period reflecting strong productivity, favorable product mix, the benefits of higher net price realization and the impact of items affecting comparability, partially offset by the impacts of input cost inflation, higher depreciation and other items. Excluding these and other items affecting comparability, Adjusted gross profit advanced 24.2% to $653.3 million and Adjusted gross profit percentage increased 160 basis points to 28.8%.
The following table outlines the factors resulting in the year on year change in gross profit and gross margin percentage in the nine months ended September 25, 2016.

	$ (in millions)	Gross margin %
Productivity	$50.0	2.1%
Favorable product mix (Including Boulder)	26.4	0.9
Higher net price realization, net of slotting	9.0	0.3
Higher mark-to-market gains on financial instruments	9.0	0.3
Inflation	(25.0)	(1.1)
Effects of adjustments related to the application of purchase accounting (a)	(10.4)	(0.4)
Higher depreciation expense (b)	(2.5)	(0.1)
Other (c)	(8.7)	(0.2)
Subtotal	$47.8	1.8%
Higher sales volume	83.0
Total	$130.8

(a) Represents expense related to the write-up to fair market value of inventories acquired as a result of the Boulder acquisition.
(b) The increase primarily relates to the insourcing of the manufacturing of Wish-Bone into our St. Elmo, Illinois location.
(c) Consists primarily of investment in new Birds-Eye stand-up packaging, higher product obsolescence, and the unfavorable impact of currency.

Marketing and selling expenses
Marketing and selling expenses were $173.8 million, or 7.7% of net sales, for the nine months ended September 25, 2016, compared to $136.9 million, or 7.1% of net sales, for the comparable prior year period. The increase primarily reflected the impact of the Boulder acquisition and an increase in marketing investment, including new product introductions.
Administrative expenses
Administrative expenses were $126.0 million, or 5.6% of net sales, for the nine months ended September 25, 2016, compared to $81.9 million, or 4.2% of net sales, for the comparable prior year period. The increase was primarily driven by the addition of Boulder, which included $17.3 million of restructuring costs in the current period.

Research and development expenses:
Research and development expenses were $13.8 million, or 0.6% of net sales, for the nine months ended September 25, 2016 compared to $9.9 million, or 0.5% of net sales, for the comparable prior year period. The increase primarily reflected higher expenses as a result of the Boulder acquisition and innovation related expenses.

Other income and expense

	Nine months ended
	September 25, 2016	September 27, 2015
Other expense (income), net consists of:
Amortization of intangibles/other assets	$12.7	$10.2
Foreign exchange losses	(1.0)	3.7
Boulder acquisition costs	6.8	—
Royalty income and other	(1.2)	(0.9)
Total other expense (income), net	$17.2	$12.9

Foreign exchange losses. Represents foreign exchange losses from intra-entity loans resulting from the Garden Protein acquisition that are anticipated to be settled in the foreseeable future.

Tradename impairment charges

In the third quarter of 2016, the Company recorded tradename impairments of $7.3 million on Celeste, $3.0 million on Aunt Jemima and $0.9 million on Snyder of Berlin. See Note 9 for further details.

Earnings before interest and taxes

Earnings before interest and taxes for the nine months ended September 25, 2016 increased $30.3 million, or 11.0%, versus year-ago to $306.3 million, primarily resulting from increased gross profit, partially offset by the impact of items affecting comparability, most notably acquisition related expenses and tradename impairment charges, and higher marketing and selling and administrative expenses due to the consolidation of the Boulder acquisition. Excluding items affecting comparability, Adjusted earnings before interest and taxes increased $65.7 million to $356.1 million, or 22.6%.

Birds Eye Frozen Segment:
Earnings before interest and taxes for the nine months ended September 25, 2016 were $156.2 million, an increase of $23.0 million, or 17.3%, as compared to the year-ago period largely reflecting increased gross profit driven by the benefit of net sales growth and productivity savings, partially offset by input cost inflation. Excluding items affecting comparability, Adjusted earnings before interest and taxes increased $23.2 million to $163.8 million, or 16.5%.

Duncan Hines Grocery Segment:
Earnings before interest and taxes for the nine months ended September 25, 2016 were $143.0 million, an increase of $4.5 million, or 3.3%, as compared to the year-ago period, largely reflecting lower volume, higher new product introductory expenses, higher depreciation expenses and input cost inflation, partially offset by productivity savings and the impact of items affecting comparability. Excluding items affecting comparability, Adjusted earnings before interest and taxes declined $6.2 million to $139.2 million, or 4.2%.

Boulder Brands Segment:
Earnings before interest and taxes was $11.9 million, reflecting significant acquisition related expenses. Excluding items affecting comparability, Adjusted earnings before interest and taxes for the Boulder Brands segment totaled $50.8 million.

Specialty Foods Segment:
Earnings before interest and taxes for the nine months ended September 25, 2016 were $19.6 million, a decline of $3.5 million, or 15.2%, versus year-ago largely reflecting the decline in net sales and unfavorable product mix. Excluding items affecting comparability, Adjusted earnings before interest and taxes decreased $3.3 million to $19.9 million or 14.3%.

Unallocated corporate expense:
Unallocated corporate expense for the nine months ended September 25, 2016 was $24.3 million, as compared to $18.7 million in the year ago period. The increase primarily reflected the impact of the Boulder acquisition costs partially offset by lower equity based compensation expense driven by the change in CEO.

Interest expense, net
Net interest expense increased 56.9%, or $37.5 million, to $103.5 million in the nine months ended September 25, 2016 from $66.0 million in the nine months ended September 27, 2015. The increase was largely driven by additional debt issued to finance the Boulder acquisition and, to a lesser extent, the impact of higher interest expense for floating rate debt. Also impacting the comparison were $0.6 million of charges associated with the re-pricing of Term Loan I during the period and higher interest rate swap losses described below.

We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements, excluding the AOCL portion, are recorded as an adjustment to interest expense. Included in net interest expense was $6.3 million and $2.5 million for the first nine months of 2016 and 2015, respectively, recorded from losses on interest rate swap agreements.

Provision for income taxes
The effective tax rate was 39.4% for the nine months ended September 25, 2016 compared to 36.6% for the nine months ended September 27, 2015.
In connection with our acquisition of Boulder, our effective income tax rate for the nine months ended September 25, 2016 increased by 3.7% due to the tax effect of certain non-deductible acquisition costs and compensation payments, a charge for an increase in our non-current state deferred income tax liability balance and a charge related to the tax effect of foreign operations, principally attributable to a valuation allowance on our foreign tax credit carryforward.   Our income tax rate for the nine months September 27, 2015 reflects a deferred tax benefit of  0.9% for changes related to our state tax profile.
The Company is a loss corporation as defined by Section 382 of the Code. Section 382 places an annual limitation on our ability to use our NOL carryovers and other attributes to reduce future taxable income. As of September 26, 2016, we have NOL carryovers of $439.4 million subject to an annual limitation of $17.1 million. As a result, $237.2 million of the carryovers exceed the estimated available Section 382 limitation. The Company has reduced its deferred tax assets for this limitation.
On January 15, 2016 we acquired Boulder which is a loss corporation. As of the acquisition date, Boulder had approximately $50.8 million of federal NOL carryovers subject to the Section 382 provisions. The annual limitation is approximately $26.5 million subject to increase for recognized built in gains during the recognition period. Based on our analysis, we anticipate we will be able to utilize the acquired NOL balance in our 2016 tax year without limitation.
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
Our principal liquidity requirements have been, and we expect will be, for working capital and general corporate purposes, including capital expenditures, debt service and our quarterly dividend program. Currently, the quarterly payment is $0.285 per share, or approximately $34 million per quarter. Capital expenditures are expected to be approximately $110 to $120 million in 2016, including Boulder. We have historically satisfied our liquidity requirements with internally generated cash flows and availability under our revolving credit facility. We expect that our ability to generate cash from our operations and ability to borrow from our credit facilities should be sufficient to support working capital needs, planned growth, capital expenditures, debt service and dividends for the next 12 months and for the foreseeable future. We have cash in foreign accounts, primarily related to the operations of our Canadian businesses. Tax liabilities related to bringing these funds back into the United States would not be significant and have been accrued.

Statements of cash flows for the nine months ended September 25, 2016 compared to the nine months ended September 27, 2015
For the nine months ended September 25, 2016, net cash flow decreased $15.6 million compared to an increase in net cash flow of $34.5 million for the nine months ended September 27, 2015.

Net cash provided by operating activities was $239.9 million for the nine months ended September 25, 2016, and was the result of net earnings, excluding non-cash charges and credits, of $237.3 million and an increase in working capital of $2.6 million. The increase in working capital was primarily the result of a $40.7 million increase in accounts receivable primarily due to an increase in days sales outstanding, a $31.9 million increase in inventories during the harvest season and a $1.7 million decrease in accrued trade marketing expense. These were partially offset by a $31.6 million increase in accounts payable resulting from seasonality and timing of disbursements, a $29.8 million increase in accrued liabilities, primarily attributable to higher interest and restructuring accruals and a $15.6 million decrease in other current assets primarily from lower prepaid tax balances.

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

Net cash used in investing activities was $1,062.0 million, for the nine months ended September 25, 2016 and included $985.4 million for the acquisition of Boulder as well as $76.6 million for capital expenditures.

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

Net cash provided by financing activities for the nine months ended September 25, 2016 was $806.2 million and consisted of $547.3 million of net proceeds from our new Tranche I Term Loans, $350.0 million from our notes offering and $34.6 million of net cash inflows related to our equity based compensation plans which were partially offset by $89.3 million of dividends paid, $22.6 million of debt acquisition costs, $10.1 million of debt repayments, $3.7 million of net cash outflows for capital leases and notes payable activity.

Net cash used by financing activities for the nine months ended September 27, 2015 was $92.6 million and consisted of $82.1 million of dividends paid, $6.6 million of debt repayments and $3.9 million of net capital leases and notes payable activity.

Debt

For more information on our debt, see Note 10 of the Consolidated Financial Statements "Debt and Interest Expense".

Covenant Compliance

The following is a discussion of the financial covenants contained in our debt agreements. See section below for detailed calculation.
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

•	Adjusted gross profit

•	Adjusted gross profit as a % of sales

•	Adjusted EBITDA

•	Adjusted Earnings before Interest and Taxes (Adjusted EBIT)

•	Covenant Compliance EBITDA

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

Management uses Adjusted EBITDA as a key metric in the evaluation of underlying Company performance, in making financial, operating and planning decisions and, in part, in the determination of cash bonuses for its executive officers and employees. The Company believes this measure is useful to investors because it increases transparency and assists investors in understanding the underlying performance of the Company and in the analysis of ongoing operating trends. Additionally, Pinnacle believes the presentation of Adjusted EBITDA provides investors with useful information, as it is an important component in determining our ability to service debt and meet any payment obligations. In addition, Pinnacle believes that Adjusted EBITDA is frequently used by analysts, investors and other interested parties in their evaluation of companies, many of which present an Adjusted EBITDA measure when reporting their results. The Company has historically reported Adjusted EBITDA to analysts and investors and believes that its continued inclusion provides consistency in financial reporting and enables analysts and investors to perform meaningful comparisons of past, present and future operating results.

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
EBITDA, Adjusted EBITDA and Covenant Compliance EBITDA do not represent net earnings or (loss) or cash flow from operations as those terms are defined by GAAP and do not necessarily indicate whether cash flows will be sufficient to fund cash needs. In particular, the definitions of Covenant Compliance EBITDA in the Senior Secured Credit Facility and the indentures allow Pinnacle to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net earnings or loss. However, these are expenses that may recur, vary greatly and are difficult to predict. While EBITDA, Adjusted EBITDA and Covenant Compliance EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, they are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.

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
In addition, under the Amended Credit Agreement and the indenture governing the Senior Notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Senior Secured Leverage Ratio (which is currently the same as the ratio of Net First Lien Secured Debt to Covenant Compliance EBITDA described above), in the case of the Amended Credit Agreement, or to the ratio of Covenant Compliance EBITDA to fixed charges for the most recently concluded four consecutive fiscal quarters, in the case of the Senior Notes. We believe that these covenants are material terms of these agreements and that information about the covenants is material to an investor's understanding our financial performance. As of September 25, 2016, we were in compliance with all covenants and other obligations under the Amended Credit Agreement and the indentures governing the Senior Notes.
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

The following table provides a reconciliation from our net earnings to EBITDA, Adjusted EBITDA and Covenant Compliance EBITDA for the three and nine months ended September 25, 2016 and September 27, 2015, and the fiscal year ended December 27, 2015. The terms and related calculations are defined in the Amended Credit Agreement and the indentures governing the Senior Notes.

(thousands of dollars)	Three months ended		Nine months ended		Fiscal Year Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015	December 27, 2015
Net earnings	$52,353	$48,098	$122,973	$133,313	$212,508
Interest expense, net	36,446	22,308	103,470	65,958	88,315
Income tax expense	29,469	27,387	79,892	76,806	123,879
Depreciation and amortization expense	27,077	24,263	78,749	67,420	89,660
EBITDA	$145,345	$122,056	$385,084	$343,497	$514,362
Non-cash items (a)	9,732	6,494	11,338	5,029	4,315
Acquisition, merger and other restructuring charges (b)	6,568	2,578	38,455	8,235	12,926
Adjusted EBITDA	$161,645	$131,128	$434,877	$356,761	$531,603
Wish-Bone, Garden Protein and Boulder acquisition adjustments (1)	(3,929)	20,134	24,126	37,855	60,533
Non-cash equity-based compensation charges (2)	4,252	3,427	9,383	9,922	13,555
Covenant Compliance EBITDA	$161,968	$154,689	$468,386	$404,538	$605,691
Last twelve months Covenant Compliance EBITDA			$669,539

(1)
For the three and nine months ended September 25, 2016 and fiscal 2015, represents proforma additional EBITDA from Boulder for the period prior to the acquisition and net cost savings projected to be realized from acquisition synergies from the Boulder, Garden Protein and Wish-Bone acquisitions, calculated consistent with the definition of Covenant Compliance EBITDA. For the three and nine months ended September 27, 2015, represents the net cost savings projected to be realized from acquisition synergies from both the Garden Protein and Wish-Bone acquisitions, calculated consistent with the definition of Covenant Compliance EBITDA.

(2)
Represents non-cash compensation charges related to the granting of equity awards that occur in the normal course of business. Awards that were issued as a result of the termination of the Hillshire merger agreement are being treated as an adjustment in the determination of Adjusted EBITDA. See Non-cash items below for details.

(a)	Non-cash items are comprised of the following:

(thousands of dollars)	Three months ended		Nine months ended		Fiscal Year Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015	December 27, 2015
Unrealized (gains) losses resulting from hedging activities (1)	$(1,724)	$4,392	$(9,217)	$(218)	$(1,983)
Effects of adjustments related to the application of purchase accounting (2)	—	—	10,382	—	—
Tradename impairment charges (3)	11,200	—	11,200	—	—
Non-cash compensation charges (4)	—	—	—	1,567	1,567
Foreign exchange (gains) losses (5)	256	2,102	(1,027)	3,680	4,731
Total non-cash items	$9,732	$6,494	$11,338	$5,029	$4,315
 _________________

(1)	Represents non-cash gains resulting from mark-to-market adjustments of obligations under derivative contracts.

(2)	For the nine months ended September 25, 2016, represents expense related to the write-up to fair market value of inventories acquired as a result of the Boulder acquisition.

(3)	For the three and nine months ended September 25, 2016, represents tradename impairment on Celeste ($7.3 million), Aunt Jemima ($3.0 million) and Snyder of Berlin ($0.9 million).

(4)	For the nine months ended September 27, 2015 and fiscal 2015, represents non-cash employee incentives and retention charges resulting from the termination of the Hillshire merger agreement.

(5)	Represents foreign exchange (gains) losses resulting from intra-entity loans that are anticipated to be settled in the foreseeable future.

(b)	Acquisition, merger and other restructuring charges are comprised of the following:

(thousands of dollars)	Three months ended		Nine months ended		Fiscal Year Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015	December 27, 2015
Expenses in connection with an acquisition or other non-recurring merger costs (1)	$—	$—	$6,781	$1,128	$2,735
Restructuring charges, integration costs and other business optimization expenses (2)	6,568	2,353	31,674	6,882	9,504
Employee severance (3)	—	225	—	225	687
Total acquisition, merger and other restructuring charges	$6,568	$2,578	$38,455	$8,235	$12,926
_________________

(1)
For the nine months ended September 25, 2016, represents Boulder acquisition costs. For the nine months ended September 27, 2015, represents expenses related to the secondary offerings of common stock. For fiscal 2015, represents Boulder acquisition costs and expenses related to the secondary offerings of common stock.

(2)
For the three and nine months ended September 25, 2016, primarily represents restructuring charges and integration costs of the Boulder and Garden Protein acquisitions. For the three and nine months September 27, 2015 and fiscal 2015, primarily represents integration costs of the Garden Protein and Wish-Bone acquisitions.

(3)	Represents severance costs not related to business acquisitions paid, or to be paid, to terminated employees.
_________________
Our covenant requirements and actual ratios for the twelve months ended September 25, 2016 are as follows:

	Covenant Requirement	Actual Ratio
Amended Credit Agreement
Net First Lien Leverage Ratio (1)	5.75 to 1.00	3.49
Total Leverage Ratio (2)	Not applicable	4.55
Senior Notes (3)
Minimum Covenant Compliance EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions (4)	2.00 to 1.00	5.71
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

(2)
The Total Leverage Ratio is not a financial covenant but is used to determine the applicable margin rate under the Amended Credit Agreement. As of September 25, 2016, our total net leverage ratio was greater than 4.25:1.0, which results in an additional 25 basis point margin on existing Term Loans G and H under the Amended Credit Agreement. The Total Leverage Ratio is calculated by dividing consolidated total debt less the aggregate amount of all unrestricted cash and cash equivalents by Covenant Compliance EBITDA.

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

Pinnacle Foods Inc.
Reconciliation of Non-GAAP measures (Unaudited)
Adjusted gross profit and Adjusted gross profit as a % of sales
(thousands)

	Three months ended		Nine months ended		Fiscal Year Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015	December 27, 2015
Gross profit	$228,704	$176,855	$648,463	$517,681	$740,506
Accelerated depreciation expense (a)	—	1,131	—	1,131	1,131
Non-cash items (b)	(1,724)	4,392	1,165	736	(1,029)
Acquisition, merger and other restructuring charges (c)	2,102	2,011	3,711	6,307	9,217
Adjusted gross profit	$229,082	$184,389	$653,339	$525,855	$749,825

Adjusted gross profit as a % of sales	30.2%	29.0%	28.8%	27.2%	28.2%

(a)	Reflects accelerated depreciation related to in-sourcing of Wish-Bone production.

(b)	Non-cash items are comprised of the following:

(thousands of dollars)	Three months ended		Nine months ended		Fiscal Year Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015	December 27, 2015
Unrealized gains resulting from hedging activities (1)	$(1,724)	$4,392	$(9,217)	$(218)	$(1,983)
Effects of adjustments related to the application of purchase accounting (2)	—	—	10,382	—	—
Non-cash compensation charges (3)	—	—	—	954	954
Non-cash items	$(1,724)	$4,392	$1,165	$736	$(1,029)

 _________________

(1)	Represents non-cash gains and losses resulting from mark-to-market obligations under derivative contracts.

(2)	For the nine months ended September 25, 2016, represents expense related to the write-up to fair market value of inventories acquired as a result of the Boulder acquisition.

(3)	Represents non-cash employee incentives and retention charges resulting from the termination of the Hillshire merger agreement

(c)	Acquisition, merger and other restructuring charges are comprised of the following:

(thousands of dollars)	Three months ended		Nine months ended		Fiscal Year Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015	December 27, 2015
Expenses in connection with an acquisition or other non-recurring merger costs (1)	$—	$—	$—	$130	$130
Restructuring charges, integration costs and other business optimization expenses (2)	2,102	2,011	$3,711	$6,177	8,625
Employee severance and recruiting (3)	—	—	—	—	462
Total acquisition, merger and other restructuring charges	$2,102	$2,011	$3,711	$6,307	$9,217

 _________________

(1)	For the nine months ended September 27, 2015 and for fiscal 2015, represents expenses incurred related to the terminated agreement with Hillshire.

(2)
For the three and nine months ended September 25, 2016, primarily represents integration costs of the Garden Protein and Boulder acquisition. For the nine months ended September 27, 2015 and for fiscal 2015, primarily represents integration costs of the Garden Protein and Wish-Bone acquisitions.

(3)	Represents severance costs paid or accrued to terminated employees.

Pinnacle Foods Inc. and Subsidiaries
Reconciliation of Non-GAAP measures (Unaudited)
Adjusted EBIT (1)
(thousands)

	Three months ended		Nine months ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Net earnings attributable to Pinnacle Foods Inc. and Subsidiaries common stockholders (as reported)	$52,353	$48,098	$122,973	$133,313
Interest expense, net	36,446	22,308	103,470	65,958
Provision for income taxes	29,469	27,387	79,892	76,806
Net loss attributable to non-controlling interest	—	—	—	—
Earnings before interest and taxes (as reported)	118,268	97,793	306,335	276,077
Accelerated depreciation expense (2)	—	1,131	—	1,131
Non-cash items
Unrealized (gains)/losses resulting from hedging (3)	(1,724)	4,392	(9,217)	(218)
Purchase accounting adjustments (4)	—	—	10,382	—
Tradename impairment charges (5)	11,200	—	11,200	—
Non-cash compensation charges (6)	—	—	—	1,567
Foreign exchange (gains)/losses (7)	256	2,102	(1,027)	3,680
Acquisition, merger and other restructuring charges
Acquisition or other non recurring expenses (8)	—	—	6,781	1,128
Restructuring and integration costs (9)	6,568	2,353	31,674	6,882
Employee severance (10)	—	225	—	225
Adjusted EBIT	$134,568	$107,996	$356,128	$290,472

(1)	Excludes Boulder, Wish-Bone and Gardein anticipated synergies which are included in calculating Covenant compliance.

(2)	Reflects accelerated depreciation related to in-sourcing of Wish-Bone production.

(3)	Represents non-cash gains and losses resulting from mark-to-market obligations under derivative contracts.

(4)	For the nine months ended September 25, 2016, represents expense related to the write-up to fair value of inventories acquired as a result of the Boulder acquisition.

(5)	For the three and nine months ended September 25, 2016, represents tradename impairment on Celeste ($7.3 million), Aunt Jemima ($3.0 million) and Snyder of Berlin ($0.9 million).

(6)	For the nine months ended September 27, 2015, represents non-cash employee incentives and retention charges resulting from the termination of the Hillshire merger agreement.

(7)	Represents foreign exchange (gains) losses resulting from intra-entity loans that are anticipated to be settled in the foreseeable future.

(8)
For the nine months ended September 25, 2016, represents Boulder acquisition costs. For the nine months ended September 27, 2015, represents expenses related to the secondary offerings of common stock.

(9)
For the three and nine months ended September 25, 2016, primarily represents restructuring charges and integration costs of the Boulder and Garden Protein acquisitions. For the three and nine months September 27, 2015, primarily represents integration costs of the Garden Protein and Wish-Bone acquisitions.

(10)	Represents severance costs not related to business acquisitions paid, or to be paid, to terminated employees.

Pinnacle Foods Inc.
Reconciliation from Reported to Adjusted Segment Amounts (unaudited)
For the three and nine months ended September 25, 2016 and September 27, 2015
(thousands)

	Three months ended		Nine months ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015

Earnings before interest & taxes - Reported
Birds Eye Frozen	$54,188	$51,953	$156,223	$133,208
Duncan Hines Grocery	48,127	44,223	142,987	138,471
Boulder Brands	16,082	—	11,884	—
Specialty Foods	6,322	7,788	19,575	23,087
Unallocated corporate expenses	(6,451)	(6,171)	(24,334)	(18,689)
Total	$118,268	$97,793	$306,335	$276,077

Adjustments (Non GAAP - See separate table)
Birds Eye Frozen	$10,832	$5,350	$7,536	$7,305
Duncan Hines Grocery	(594)	4,529	(3,760)	6,919
Boulder Brands	5,250	—	38,867	—
Specialty Foods	812	324	368	171
Unallocated corporate expenses	—	—	6,782	—
Total	$16,300	$10,203	$49,793	$14,395

Earnings before interest & taxes - Adjusted (Non GAAP - See separate discussion and tables)
Birds Eye Frozen	$65,020	$57,303	$163,759	$140,513
Duncan Hines Grocery	47,533	48,752	139,227	145,390
Boulder Brands	21,332	—	50,751	—
Specialty Foods	7,134	8,112	19,943	23,258
Unallocated corporate expenses	(6,451)	(6,171)	(17,552)	(18,689)
Total	$134,568	$107,996	$356,128	$290,472

Pinnacle Foods Inc.
Reconciliation from Reported to Adjusted Segment Amounts
Supplemental Schedule of Adjustments Detail (unaudited)
For the three and nine months ended September 25, 2016 and September 27, 2015
(millions)

	Adjustments to Earnings Before Interest and Taxes
	Three months ended		Nine months ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Birds Eye Frozen
Restructuring and acquisition integration charges	$1.3	$3.0	$1.6	$5.5
Gardein acquisition related charges	—	—	—	0.1
Employee severance	—	0.1	—	0.1
Unrealized mark-to-market (gain)/loss	(0.8)	2.2	(4.5)	0.4
Hillshire merger termination-related employee compensation expense	—	—	—	0.8
Tradename impairment charges	10.3	—	10.3	—
Other	—	—	0.1	0.4
Total Birds Eye Frozen	$10.8	$5.3	$7.5	$7.3

Duncan Hines Grocery
Restructuring and acquisition integration charges	$—	$2.6	$—	$6.2
Employee severance	—	0.1	—	0.1
Unrealized mark-to-market (gain)/loss	(0.6)	1.8	(3.9)	(0.6)
Hillshire merger termination-related employee compensation expense	—	—	—	0.8
Other	—	—	0.1	0.4
Total Duncan Hines Grocery	$(0.6)	$4.5	$(3.8)	$6.9

Boulder Brands
Restructuring and acquisition integration charges	$5.5	$—	$28.7	$—
Expense related to the write-up to fair market value of inventories acquired	—	—	10.4	—
Unrealized mark-to-market (gain)/loss	(0.2)	—	(0.2)	—
Total Boulder Brands	$5.3	$—	$38.9	$—

Specialty Foods
Unrealized mark-to-market (gain)/loss	$(0.1)	$0.3	$(0.5)	$—
Hillshire merger termination-related employee compensation expense	—	—	—	0.1
Tradename impairment charges	0.9	—	0.9	—
Total Specialty Foods	$0.8	$0.3	$0.4	$0.1

Unallocated Corporate Expenses
Boulder acquisition related charges	$—	$—	$6.8	$—
Total Unallocated Corporate Expenses	$—	$—	$6.8	$—

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

Off-Balance Sheet Arrangements

As of September 25, 2016, we did not have any off-balance sheet obligations.

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

Revenue recognition

Through the first six months of 2016, Boulder Brands recognized revenue upon the receipt and acceptance of product by the customer. The earnings process is complete once the customer order has been placed and approved and the product shipped has been received by the customer. For the base Pinnacle business, revenue from product sales is recognized upon shipment to the customers as terms are free on board ("FOB") shipping point, at which point title and risk of loss is transferred. In the third quarter of 2016, the Company aligned Boulder's revenue recognition policy with the base Pinnacle business.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 25, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective at a level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 25, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PINNACLE FOODS INC.

By:	/s/ Craig Steeneck
Name:	Craig Steeneck
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Authorized Officer)
Date:	October 27, 2016

PINNACLE FOODS INC.
Exhibit Index

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference from Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Pinnacle Foods Inc.		8-K	3.1	4/3/13
3.2	Second Amended and Restated Bylaws of Pinnacle Foods Inc.		8-K	3.1	2/16/2016
4.1	Form of Stock Certificate for Common Stock		S-1/A	4.1	3/7/2013
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer	X
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2**	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)	X
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