Form 10-K
period 2016-12-25
PINNACLE FOODS INC.
filed 2017-02-23
CIK 1564822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
_____________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2016
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
As of June 24, 2016 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of common stock held by non-affiliates of the registrant was approximately $5.05 billion. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.
There were 118,152,239 shares of common stock, $0.01 par value, outstanding at February 21, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the annual meeting of shareholders scheduled to be held on May 23, 2017 are incorporated by reference into Part III of this Form 10-K.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K. Such risks, uncertainties and other important factors include, among other things:

▪	competition;

▪	our ability to predict, identify, interpret and respond to changes in consumer preferences;

▪	the loss of any of our major customers;

▪	our reliance on a single source provider for the manufacturing, co-packing and distribution of many of our products;

▪	fluctuations in price and supply of food ingredients, packaging materials and freight;

▪	volatility in commodity prices and our failure to mitigate the risks related to commodity price fluctuation and foreign exchange risk through the use of derivative instruments;

▪	future borrowing and restrictive covenants under our credit facility and the indentures governing our senior notes;

▪	costs and timeliness of integrating acquisitions or our failure to realize anticipated cost savings, revenue enhancements or other synergies therefrom;

▪	litigation or claims regarding our intellectual property rights or termination of our material licenses;

▪	our ability to drive revenue growth in our key product categories or to add products that are in faster growing and more profitable categories;

▪	potential product liability claims;

▪	seasonality;

▪	stock price volatility;

▪	changes in our collective bargaining agreements or shifts in union policy;

▪	changes in the cost of compliance with laws and regulations, including environmental, worker health and workplace safety laws and regulations;

▪	our failure to comply with U.S. Food & Drug Administration, U.S. Department of Agriculture or Federal Trade Commission regulations and the impact of governmental budget cuts;

▪	disruptions in our information technology systems;

▪	future impairments of our goodwill and intangible assets;

▪	difficulty in the hiring or the retention of key management personnel; and

▪	changes in tax statutes, tax rates, or case laws which impact tax positions we have taken.

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

PART I
ITEM 1.    BUSINESS

Company Overview

We are a leading manufacturer, marketer and distributor of high-quality, branded food products in North America, with annual net sales of approximately $3.1 billion in fiscal 2016. Our brand portfolio enjoys strong household penetration in the United States, where our products can be found in over 85% of U.S. households. Our products are sold through supermarkets, grocery wholesalers and distributors, mass merchandisers, super centers, convenience stores, dollar stores, natural and organic food stores, drug stores and warehouse clubs in the United States and Canada, as well as in military channels and foodservice locations. Given our diverse portfolio of brands with attractive market positions, our business generates significant and stable cash flows that have enabled us to pay regular quarterly dividends to our shareholders, reduce our debt and drive value creation through both reinvestment in our existing brands and periodic strategic acquisitions.

Pinnacle Foods Inc. was incorporated under the name "Crunch Holding Corp. in Delaware on July 28, 2003. Pinnacle Foods Inc. is a holding company whose sole asset is 100% ownership of Peak Finance Holdings LLC (“PFH”). PFH is a holding company whose sole asset is 100% ownership of Pinnacle Foods Finance LLC.

In the fourth quarter of 2016, following the completion of the integration of the Company’s Boulder Brands acquisition (see below), the Company reorganized its reporting structure into four reportable segments. As a result, the Company’s operations are reported in the Frozen segment, the Grocery segment, the Boulder segment and the Specialty segment. The Boulder Brands acquisition is discussed in greater detail in Note 3 to the Consolidated Financial Statements, “Acquisitions.”

Frozen Segment

Birds Eye is the largest brand in the $3.2 billion frozen vegetables category. Collectively, our steamed and non-steamed product offerings hold the #1 position among branded products, with a 30.4% market share. Government programs, such as the USDA’s My Plate program, and nutrition and health professionals continue to identify increased vegetable consumption as a key to better health. We believe that enhancing the taste of vegetables and making them exceptionally convenient are keys to driving more vegetable consumption. Birds Eye has taken a leadership role in increasing vegetable consumption, including encouraging children to eat more vegetables. We are supporters of the USDA’s My Plate program and have engaged in breakthrough marketing efforts with major multi-media family entertainment partners to encourage children to eat more vegetables. We also compete in the frozen complete bagged meals category with our Birds Eye Voila! brand. We are the largest competitor in the frozen complete bagged meal category with a 41.0% market share. Birds Eye Voila! frozen bagged meals provide consumers with a high quality complete meal, including protein, starch, and vegetables, that can be prepared in a skillet in just minutes.

Our Frozen segment also includes Hungry-Man frozen entrées, Van de Kamp’s and Mrs. Paul's frozen prepared seafood, Aunt Jemima frozen breakfast products, Lender's frozen and refrigerated bagels and Celeste frozen pizza. The Frozen segment also includes all of the Company’s business in Canada, including those of the Garden Protein International and Boulder Brands acquisitions.

Grocery Segment

The Grocery segment consists of a diversified portfolio of shelf-stable and refrigerated products including a complete line of shelf-stable pickle products, primarily under the nationally-distributed Vlasic brand, and the regional brands under the Milwaukee’s and Wiejske Wyroby brands.  Our Vlasic brand, represented by its trademark Vlasic stork, has the highest consumer awareness and quality ratings in the pickle category.  Vlasic is the #1 brand in the $782 million shelf-stable pickle category and Pinnacle brands collectively hold a 34.9% market share.

Our Duncan Hines portfolio includes cake mixes, ready-to-serve frostings, brownie mixes, and cookie mixes.  In addition to our traditional cake mix offerings, our cake mix portfolio also includes premium offerings under the Duncan Hines Decadent and Duncan Hines Perfect Size brands.  Duncan Hines is the #2 brand with a 25.7% market share in the $1.1 billion cake/brownie mix and frostings category.  We compete in the shelf-stable salad dressings category with our Wish-Bone and Western brands, including our new Wish-Bone E.V.O.O., Wish-Bone Ristorante Italiano and Wish-Bone Avocado Oil lines.   We hold the #3 position in the $2.1 billion salad dressings category, with a combined share of 11.6%, and Wish-Bone holds the #1 position in the branded Italian segment of the category.   Our Grocery segment also includes Armour, Nalley and Brooks canned meat, Mrs. Butterworth’s and Log Cabin table syrups, Smart Balance premium margarine/spread, Comstock and Wilderness pie and pastry fruit fillings and Open Pit barbecue sauce.

Boulder Segment

We offer a portfolio of gluten-free products under the Udi’s and Glutino brands and natural frozen meals under our EVOL brand. Udi’s is the #1 brand in the $355.0 million gluten-free frozen bakery and pizza category with a 38.3% market share.  The Boulder segment also includes all of the products under the Earth Balance brand, a plant-based premium refrigerated and shelf-stable portfolio, as well as the rapidly-growing gardein plant-based protein brand.

Specialty Segment

The Specialty segment is comprised of our direct store delivery snacks portfolio, including Tim’s Cascade, Hawaiian kettle style chips, Snyder of Berlin and Husman’s, each of which has strong regional presence.   We also manufacture and distribute certain products, mainly in the frozen breakfast, gluten-free, frozen meat substitutes, canned meat, and pie and pastry fruit filling categories, through foodservice channels.  The Specialty segment also includes our private label business, which manufactures and distributes products in the canned meat, shelf-stable pickles and frozen prepared seafood categories.

Financial information about our business segments is discussed in greater detail in Note 14 to the consolidated financial statements included elsewhere in this Form 10-K.

Frozen Segment

Major Pinnacle Brands	Industry Category	Market Share 52 Weeks Ended December 25, 2016 (1)	Category Rank (1)
Birds Eye	Frozen vegetables	30.4%	#1
Birds Eye Voila!	Frozen complete bagged meals	41.0%	#1
Lender's	Frozen and refrigerated bagels	65.5%	#1
Van de Kamp's Mrs. Paul's	Frozen prepared seafood	25.1%	#2
Aunt Jemima	Frozen pancakes / waffles / French toast	5.0%	#3
Celeste	Frozen pizza for one	5.8%	#4
Hungry-Man	Full-calorie single-serve frozen dinners and entrées	9.6%	#5

Grocery Segment

Major Pinnacle Brands	Industry Category	Market Share 52 Weeks Ended December 25, 2016 (1)	Category Rank (1)
Vlasic	Shelf-stable pickles	34.9%	#1
Mrs. Butterworth's Log Cabin	Table syrup	20.7%	#1
Comstock Wilderness	Pie / pastry fruit fillings	38.8%	#1
Duncan Hines	Cake / brownie mixes and frostings	25.7%	#2
Smart Balance	Premium margarine/spreads	19.9%	#2
Armour Brooks Nalley	Canned meat	20.4%	#2
Wish-Bone (2) Western	Shelf-stable salad dressings	11.6%	#3

Boulder Segment

Major Pinnacle Brands	Industry Category	Market Share 52 Weeks Ended December 25, 2016 (1)	Category Rank (1)
Udi's	Gluten-free frozen bakery and pizza	38.3%	#1
gardein	Frozen meat/poultry substitutes	15.6%	#2
Glutino	Gluten-free snacks	2.5%	NM
EVOL	Frozen healthy dinners/entrées	2.4%	NM
	Frozen handhelds	0.6%	NM
Earth Balance	Premium margarine/spreads	7.6%	#3

(1) Based on IRI custom Pinnacle databases; rank among branded manufacturers, excluding Private Label.
(2) Pinnacle is the number 3 competitor in the category and Wish-Bone is the number one brand in the Italian segment.

Throughout this Form 10-K, we use data provided by Information Resources Inc. (“IRI”). Unless we indicate otherwise, retail sales, market share, category and other industry data used throughout this Form 10-K for all categories and segments are for U.S. brands and for the 52-week period ended December 25, 2016. This data includes retail sales for food (grocery stores with at least $2.0 million in annual sales), drug (all chain and independent drug retailers, excluding prescription sales), mass merchandisers (Target, Kmart and Shopko), Walmart (Supercenters, Division 1 and Neighborhood Market), club stores (Costco, BJ’s and Sam’s Club), dollar stores (Dollar General, Family Dollar and Fred’s) and military (Defense Commissary Agency commissaries in the continental United States). Retail sales are dollar sales estimated by IRI and represent the value of units sold through cash registers for the relevant period. Market share is the Company’s percentage of the overall category and is calculated using dollar retail sales of U.S. brands.

We view shelf-stable pickles, table syrup, frozen and refrigerated bagels, frozen pancakes/waffles/French toast and pie/pastry fruit fillings as distinct categories. We view the cake/brownie mixes and frostings category as consisting of cake and cupcake mixes, brownie mixes and frostings. We view the frozen vegetables category as consisting of frozen plain vegetables, frozen prepared vegetables and select frozen side dishes, including vegetables. We view the frozen complete bagged meals category as consisting of frozen full-calorie multi-serve dinners, excluding non-bag items. We view the frozen prepared seafood category as consisting of frozen breaded and battered fish, excluding shellfish. We view the frozen meat/poultry substitutes category as consisting of frozen meat substitutes, frozen poultry substitutes, and frozen dinners/entrées where the ‘meat’ component is a plant-based substitute. We view the single-serve frozen dinners and entrées category as consisting of full-calorie single-serve frozen dinners and entrées and select frozen handheld entrees. We view the frozen pizza-for-one category as consisting of total frozen pizza of 12 ounces per unit or less (for single serve packages, or individual units within multi-serve packages), excluding French bread crust and diet-positioned varieties. We view the canned meat category as consisting of shelf-stable prepared chili, shelf-stable lunch meats, shelf-stable Vienna Sausage and shelf-stable potted meats. We view the shelf-stable salad dressings category as consisting of shelf-stable pourable dressings and salad dressing mixes. We view the frozen healthy single-serve dinners and entrees category as consisting of frozen single-serve frozen dinners and entrees with healthy (natural, organic, non-GMO, gluten free or diet) positioning. We view the frozen handhelds category as consisting of both breakfast and non-breakfast frozen handheld offerings, including burritos. We view the frozen gluten free bakery and pizza category as consisting of all gluten free dedicated brands as well as any of the following that contains a gluten free claim: frozen bread, frozen bagels, frozen rolls, frozen dough/biscuits/muffins, frozen single-serve tortillas/taco kits, frozen pizza and frozen pizza crust/dough. We view the gluten free snacks category as consisting of all gluten free dedicated brands as well an any of the following that contains a gluten free claim: cookies, crackers, cupcakes/brownies, carob/yogurt covered snacks, chocolate covered salty snacks, trail mixes, cheese snacks, pretzels, popcorn, tortilla/tostado chips, breakfast/cereal/snack bars, granola bars or other salted snacks with a gluten free claim. We view the premium margarine/spreads category as consisting of any premium margarine or spread.
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

Competitive Strengths
We believe the following competitive strengths differentiate us from our competitors and contribute to our ongoing success:
Actively Managed Portfolio of Iconic Food Brands with Leading Market Positions
We actively manage our diverse portfolio of food brands that participate in attractive product categories. Our well-recognized brand portfolio enjoys strong household penetration in the United States, where our products can be found in over 85% of U.S. households.

We have prioritized our investment spending and brand-building activities behind brands that have higher growth and margins, greater potential for value-added innovation and enhanced responsiveness to consumer marketing. We manage some of our other brands for stability in sales, market share and cash flow, with a focus on ongoing quality upgrades, competitive pricing and strong merchandising and trade programs. Our brand prioritization strategy is focused on ensuring that the strong, stable cash flows from certain brands are deployed for reinvestment in marketing and on-trend innovation for our higher-margin brands, as well as for debt reduction and other corporate priorities.
Strong Innovation and Marketing Capabilities
Over the past few years, we have continually enhanced our organizational capabilities in the areas of new product innovation and consumer marketing. We have improved our in-house innovation capabilities by augmenting and upgrading our innovation team, with the construction of a state-of-the-art Research and Development (“R&D”) facility in our Parsippany, New Jersey headquarters. This facility co-locates our sales, marketing and operations teams with our entire company-wide R&D team, other than gardein, which is located in British Columbia, and better enables us to leverage the innovation experience of our senior management As a result of the Boulder Brands acquisition, we also have sales, marketing, R&D and operations teams in Boulder, Colorado to further enhance our organizational capabilities in the health and wellness arena. Our state-of-the-art manufacturing facility in Denver, Colorado also enables the Company to produce its gluten-free products and improve process capability and product quality.
Additionally, we have increased investment in consumer insights and employee innovation training. Recent examples of successfully launched innovations include new varieties of our Duncan Hines Perfect Size and Birds Eye Steamfresh Flavor Full, Protein Blends and Disney-themed side dishes for kids. We intend to continue to invest in innovation that enables us to further differentiate our brands in the marketplace. Our research and development expenditures totaled $18.1 million, $13.0 million, and $11.3 million for fiscal years 2016, 2015 and 2014, respectively. Our level of research and development expenditures reflects our focus on product development in comparison to basic research.
To complement our accelerated innovation efforts, we have also focused and enhanced our marketing investments. We have partnered with best-in-class branded consumer advertising, digital and media agencies to develop high impact marketing programs implemented across television, print, social and digital media. We intend to increase marketing investments over time, as the volume trends and promotional environment in the broader food industry normalize.
Operational Excellence Driving Continued Gross Margin Improvement
Our operational excellence program is a holistic, Company-wide productivity initiative designed to generate annual productivity savings across our supply chain, in the range of 3.5% to 4.0% of our annual Cost of products sold, which has been achieved over the last five years. In fiscal 2016, our operational excellence initiative drove productivity savings of 4.0%. These productivity savings, combined with selective retail price increases have been instrumental in mitigating input cost inflation in periods of significant inflationary pressure, and driving gross margin expansion in periods of more modest inflation. We also pursue other initiatives to drive incremental improvement in our gross margin, including improving our product mix through new product innovation and low-margin SKU rationalization, increasing the effectiveness of our trade promotional spending and realizing synergies from acquisitions. Furthermore, our gross margin benefits from our diversified input cost basket in which no single commodity accounted for more than 5% of our total Cost of products sold in fiscal 2016.
Strong Free Cash Flow Conversion
Our business generates an attractive Adjusted EBITDA (see non GAAP disclosures later) margin and also benefits from modest capital expenditure and working capital requirements and approximately $425.5 million in net operating loss carryovers (“NOLs”) ($188.3 million after IRC Section 382 limitation, subject to an annual limitation of $17.1 million), which combined have resulted in strong and stable free cash flows. Our Adjusted EBITDA margin benefits from the quality of our brand portfolio and our lean and nimble organization structure, with selling, general and administrative expenses, excluding consumer advertising and promotions and one-time items, slightly above 9% of net sales in fiscal 2016. Our NOLs and other tax attributes will generate modest annual cash tax savings in 2016 and thereafter.

We believe our strong free cash flows will enable us to continue to maximize shareholder value through paying a regular quarterly dividend, financing value-enhancing acquisitions, reducing our indebtedness and strategically deploying our capital to fund innovation and organic growth opportunities.
Proven M&A Expertise with Significant Opportunity
We have substantial experience in sourcing, executing and integrating value-enhancing acquisitions. We maintain a highly-disciplined approach to M&A, focusing on opportunities that add new iconic brands to our portfolio and/or allow for strong synergy realization. On January 15, 2016, the Company acquired Boulder Brands Inc. ("Boulder Brands acquisition") which manufactures, markets and distributes a portfolio of health and wellness brands. The acquisition expanded the Company’s presence in growing and complementary health and wellness categories and in the natural and organic retail channels. In November 2016, we hired a dedicated corporate development resource to enhance the Company’s M&A expertise.
Our strong existing platforms in the Frozen, Grocery, and Boulder segments facilitate a large addressable market and provide us with a broad set of potential acquisition targets. We believe our scale, management depth, integration expertise and access to capital will allow us to consider both small and large acquisitions in the future and to seamlessly integrate them to drive maximum value creation.
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

Customers

We have several large customers that account for a significant portion of our sales. Wal-Mart is our largest customer and represented approximately 28%, 27%, and 27% of net sales in each of fiscal years 2016, 2015, and 2014, respectively. Cumulatively, including Wal-Mart, our top ten customers accounted for approximately 63%, 60%, and 62% of net sales in each of fiscal years 2016, 2015, and 2014.

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

Intellectual Property

Our intellectual property and other proprietary assets include copyrights, registered and common law trademarks and trademark applications, patents and patent applications, domain names, trade secrets, other proprietary rights and licenses of intellectual property rights of various kinds. We consider these assets and rights, both in the United States and in Canada, among our most valuable assets. We rely on a combination of copyright, trademark, patent, trade secret and unfair competition laws as well as contractual provisions to protect these assets. The duration and scope of the protection afforded to our intellectual property and other assets depends on the type of property in question and the laws and regulations of the relevant jurisdiction. In the case of licenses, they also depend on contractual provisions.

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

Due to the different demands of distribution for frozen, shelf-stable and refrigerated products, we maintain separate distribution systems for these products. In addition to these distribution systems, our snack products are primarily distributed through a direct store delivery network in the Midwest, Mid-Atlantic, and Pacific Northwest, a portion of which we own and operate and a portion of which utilizes third-party providers. We believe that our sales and distribution network is scalable and has the capacity to support substantial increases in volume.

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

Manufacturing
Owned and Operated Manufacturing Facilities.    We own and operate twelve and lease six manufacturing facilities for our products. See "Item 2, - Properties" for a listing of our manufacturing facilities.
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
Seasonality
Our sales and cash flows are affected by seasonal cyclicality. In general, our sales are highest in the fourth quarter. In addition, since many of our raw materials are agricultural crops, production of these products is predominantly seasonal. As a result our inventory levels tend to be higher in the third quarter, requiring more working capital at that time.
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

Employees

We employed approximately 5,100 people as of December 25, 2016, with approximately 56% of our hourly employees unionized. Due to the seasonality of our agricultural businesses, our employment fluctuates throughout the year, and thus our average number of employees was approximately 5,500 throughout fiscal 2016. In September, 2016, we completed negotiations and entered into a new collective bargaining agreement with the union representing approximately 420 employees at our Fort Madison, Iowa plant. In January 2017, we entered into a new collective bargaining agreement with approximately 117 of our union employees at our Fennville, Michigan plant. Our other unionized employees are covered under collective bargaining agreements expiring between April 2018 and October 2022. In general, we consider our relationship with employees to be good. See “Item 1A- Risk Factors- Our financial well-being could be jeopardized by unforeseen changes in our employees’ collective bargaining agreements or shifts in union policy.”

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

Our reports on Form 10-K, along with all other reports and amendments, are filed with or furnished to the U.S. Securities and Exchange Commission (the "SEC"). You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C., 20549. Please call 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Our filings are also available free of charge to the public from commercial document retrieval services and at the web site maintained by the SEC at http://www.sec.gov. We also make available through our internet website at http://www.pinnaclefoods.com under the heading “Investor Center,” our annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports after we electronically file any such materials with the SEC. In addition, copies of our (i) Corporate Governance Guidelines, (ii) charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and (iii) Code of Business Conduct and Ethics are available through our internet website at http://www.pinnaclefoods.com under the heading “Investor Center” and under the sub-heading “Governance Documents”. References to our website are intended to be inactive textual references only and the information posted on, accessed through or otherwise connected to it shall not be deemed to be incorporated by reference into this report.

Executive Officers of the Registrant

Pursuant to General Instruction G of Form 10-K, the following is included in Part I of this Annual Report and sets forth certain information as of February 23, 2017 concerning our executive officers:

Mr. Michael Allen

Mr. Allen, age 55, was named Executive Vice President and President, Boulder in September 2016. In this role, Mr. Allen leads Pinnacle’s Boulder segment of brands. Mr. Allen joined Pinnacle Foods with 20 years of experience in the food industry, including focus in the natural, organic and health-forward channels. Before Pinnacle, Mr. Allen held the role of President, Morning Foods Division at the Kellogg Company and he also served as President, Frozen Foods Division from February 2009 to July 2013. Mr. Allen joined the Kellogg Company in 1997 and progressed through various leadership roles in marketing, innovation and general management. Mr. Allen holds a degree in Communications from Centennial College in Toronto.
Mr. Michael Barkley
Mr. Barkley, age 50, was named Executive Vice President, Meals and Sides and Chief Marketing Officer in December 2015. Mr. Barkley oversees the Meals and Sides category team and channels marketing. Additionally, Mr. Barkley's responsibilities as Chief Marketing Officer include strengthening and harmonizing the Company’s marketing across the business teams, overseeing agency relationships and developing marketing talent. From December 2013 to December 2015, Mr. Barkley served as the Company’s Senior Vice President and General Manager Meals and Sides. Prior to joining Pinnacle, Mr. Barkley served as Vice President and General Manager of Healthy Beverages, Vice President Simple Meals and Vice President Ready to Serve Soup at Campbell Soup Company from 2008 to 2013. Prior to joining Campbell, Mr. Barkley led consumer health brands in various Vice President and General Manager roles at Johnson & Johnson and Bristol-Meyers Squibb. Mr. Barkley holds a B.S. degree from the University of Virginia and an M.B.A. from the University of North Carolina.
Mr. Christopher Boever
Mr. Boever, age 49, was named Executive Vice President and Chief Customer Officer in December, 2011. Mr. Boever oversees the sales force and broker organization for Pinnacle’s U.S. organization. From June 2007 to December 2011, Mr. Boever worked at ConAgra Foods, Inc., most recently serving as Senior Vice President Sales, leading the sales organization for the Consumer Division. At ConAgra he advanced through positions of increasing responsibility including strategy, planning and operations across a portfolio of frozen, grocery, refrigerated and snack food brands. From January 1991 to June 2007, Mr. Boever worked in various headquarters and field positions at Hormel Foods. Mr. Boever holds a Bachelor of Business Administration degree from the University of Wisconsin, Whitewater.
Mr. Mark Clouse

Mr. Clouse, age 48, was appointed Chief Executive Officer effective May 23, 2016. From January 2016 to May 2016, Mr. Clouse served as Executive Vice President and Chief Commercial Officer at Mondelez International, Inc. He previously served as Executive Vice President and Chief Growth Officer from July 2014 until December 2015 and Executive Vice President and President, North America from October 2012 to March 2015. He was President of the Snacks and Confectionery business in North America from

June 2011 to October 2012, Senior Vice President of the Biscuits Global Category Team from October 2010 to June 2011, Managing Director of Kraft Foods Brazil from January 2008 to September 2010 and President of Kraft Foods Greater China from January 2006 to January 2008. Prior to that, Mr. Clouse held various positions of increasing responsibility around the world. During Mr. Clouse’s 20-year tenure at Kraft Foods Inc. and the subsequent spin-off of Mondelez, Mr. Clouse held a broad range of leadership positions involving iconic brands such as Oreo, Nabisco, Cadbury and Trident, oversaw the company’s commercial execution for all of its five geographic regions, as well as the global sales function, was responsible for the company’s growth strategy and oversaw key areas such as corporate strategy, global marketing, global sales, and research, development and quality. Mr. Clouse is a graduate of the U.S. Military Academy at West Point, with a degree in economics.
Ms. Mary Beth DeNooyer
Ms. DeNooyer, age 46, was named Executive Vice President and Chief Human Resources Officer in May 2013. As Chief Human Resources Officer, Ms. DeNooyer leads all human resources responsibilities throughout the Company including organizational development, recruitment and talent management, training, compensation and benefits, employee relations, diversity and communications. From April 2011 through June 2012, Ms. DeNooyer served as Senior Vice President and Chief Human Resources Officer, in addition to her role as head of Compensation and Benefits, for the division of Sara Lee which was later spun-off as Hillshire Brands. From March 2010 to April 2011, Ms. DeNooyer served as Senior Vice President, Compensation and Benefits at Sara Lee. Ms. DeNooyer held Human Resources leadership positions at The Pepsi Bottling Group from 1998 to 2010 and General Mills from 1994 to 1998. Ms. DeNooyer holds a Bachelor’s Degree in Business Administration from Drexel University and a Master’s Degree in Industrial and Labor Relations from Cornell University.
Mr. Michael Kelley Maggs
Mr. Maggs, age 65, was named Executive Vice President and General Counsel in March 2013. Previously, Mr. Maggs served as Senior Vice President, General Counsel and Secretary since Pinnacle’s inception in 2001. Mr. Maggs oversees all legal and corporate secretary activities at Pinnacle. He was associated with affiliates of CDM Investor Group LLC from 1993 until 2007. Prior to his involvement with Pinnacle, Mr. Maggs held the same position with International Home Foods Inc. from November 1996 to December 2000. From 1993 to 1996, Mr. Maggs was employed with Stella Foods, Inc. as Vice President and General Counsel. Prior to that time, he was engaged in the private practice of law in Virginia and New York. Mr. Maggs is a graduate of Niagara University and received his Juris Doctor from George Mason University Law School.
Mr. Mark Schiller
Mr. Schiller, age 55, was named Executive Vice President and President North America Retail in January 2015. In this role, Mr. Schiller oversees the management of all of the Company’s retail brands and private label, excluding brands within the Boulder segment and snack business. From May 2013 to December 2014, Mr. Schiller served as Executive Vice President and President Birds Eye Frozen Division. From June 2010 to May 2013, Mr. Schiller served as Executive Vice President and President Duncan Hines Grocery Division. From March 2002 to April 2010, Mr. Schiller worked at PepsiCo as Senior Vice President of Frito Lay New Ventures, President of Quaker Foods and Snacks North America, and Senior Vice President and General Manager of Frito Lay Convenience Foods Division. From 1998 to 2002, Mr. Schiller was Chief Operating Officer and Co-President of Tutor Time Learning Systems, Inc. From 1996 to 1998, Mr. Schiller served as President of Valley Recreation Products, Inc. Mr. Schiller began his career at the Quaker Oats Company in 1985 where he progressed through a number of marketing, sales and supply chain roles. Mr. Schiller holds a Bachelor of Arts degree from Tulane University and an MBA from Columbia University Graduate School of Business.
Mr. Craig Steeneck

Mr. Steeneck, age 58, was named Executive Vice President and Chief Financial Officer in July 2007. Mr. Steeneck oversees our financial operations, treasury, tax, investor relations, corporate development and information technology. From June 2005 to July 2007, Mr. Steeneck served as Executive Vice President, Supply Chain Finance and IT, where he helped redesign the supply chain to generate savings and improved financial performance. From April 2003 to June 2005, Mr. Steeneck served as Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Cendant Timeshare Resort Group (now Wyndham Worldwide), playing key roles in wide-scale organization of internal processes and staff management. From March 2001 to April 2003, Mr. Steeneck served as Executive Vice President and Chief Financial Officer of Resorts Condominiums International (now Wyndham Worldwide) From October 1999 to February 2001, he was the Chief Financial Officer of International Home Foods Inc. Mr. Steeneck is a member of the Board of Directors of Freshpet, Inc. since November 2014, and serves as Chairman of its Audit Committee. Mr. Steeneck is a member of the Board of Directors of Hostess Brands Inc. since November 2016, and he serves as Chairman of its Audit Committee. Mr. Steeneck is an honors graduate of the University of Rhode Island.

Mr. D. Michael Wittman
Mr. Wittman, age 55, was named Executive Vice President and Chief Supply Chain Officer in November 2015. In his role, Mr. Wittman has overall corporate responsibility for the end-to-end supply chain, including procurement, manufacturing, customer service, warehousing and distribution. Additionally, Mr. Wittman oversees Pinnacle's food quality and safety programs. From December 2008 to October 2015, Mr. Wittman served as Vice President of Supply Chain for Mars Chocolate North America where he was responsible for the supply chain for the confectionery business. Prior to Mars, Mr. Wittman spent over 25 years within the Johnson & Johnson Family of Companies, including leadership roles in J&J Consumer Companies and McNeil Consumer Products. Mr. Wittman holds a Bachelor of Science degree in Accounting from St. Edward's University in Austin, Texas.

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
We rely upon co-packers for some of our production needs, including certain Birds Eye products, a significant portion of products acquired through the Boulder Brands acquisition and our Duncan Hines frosting products, among others. We believe that there are a limited number of competent, high-quality co-packers in the industry, and if we were required to obtain additional or alternative co-packing agreements or arrangements in the future, we may not be able to do so on satisfactory terms or in a timely manner.
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

We use significant quantities of food ingredients and other agricultural products as well as plastic, paper corrugated fiberboard, aluminum, glass jars and steel packaging materials provided by third-party suppliers. We buy from a variety of producers and manufacturers, and alternate sources of supply are generally available. However, the supply and price are subject to market conditions and are influenced by other factors beyond our control, such as general economic conditions, unanticipated demand, problems in production or distribution, natural disasters, weather conditions during the growing and harvesting seasons, insects, plant diseases, and fungi.

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
From time to time, we enter into commodity forward contracts to fix the price of diesel fuel, natural gas, soybean oil and other commodity purchases at a future delivery date. However, such strategies do not fully address commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies. Additionally, changes in the value of our commodities derivatives are recorded in the Cost of products sold line in our Consolidated Statements of Operations. Accordingly, volatility in commodities could result in volatility in our results of operations. As of December 25, 2016, the potential change in fair value of commodity derivative instruments, assuming a 10% adverse movement in the underlying commodity prices, would have resulted in an unrealized net loss of $1.7 million.
In addition, certain parts of our foreign operations in Canada expose us to fluctuations in foreign exchange rates. Net sales in Canada accounted for 3.5% of Consolidated Net Sales for fiscal 2016. We also seek to reduce our exposure to such foreign exchange risks primarily through the use of foreign exchange-related derivative financial instruments. We enter into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of our functional currency. As of December 25,

2016, a 10% decline in the U.S. dollar relative to the Canadian dollar would have decreased the fair value of our foreign exchange forward contracts by $1.0 million.
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

We may be subject to product recalls or product liability claims should the consumption of any of our products cause injury, illness or death.
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
A product that has been actually or allegedly misbranded or becomes adulterated could result in product withdrawals or recalls, destruction of product inventory, negative publicity, temporary plant closings, and substantial costs of compliance or remediation. Recalls might also be required due to usage of raw materials provided by third-party suppliers. A significant product recall could cause our products to be unavailable for a period of time and reduce our sales. Any of these events, including a significant product liability judgment against us, could result in a loss of demand for our food products, which could have a material adverse effect on our financial condition, results of operations or cash flows.

Due to the seasonality of the business, our revenue and operating results may vary from quarter to quarter.

Our sales and cash flows are affected by seasonal cyclicality. Sales of frozen foods, including frozen vegetables and frozen complete bagged meals, tend to be marginally higher during the winter months. Seafood sales peak during Lent, in advance of the Easter holiday. Sales of pickles, relishes, barbecue sauces, potato chips and salad dressings tend to be higher in the spring and summer months, and demand for Duncan Hines, Smart Balance and Earth Balance products, Birds Eye vegetables and our pie and pastry fruit fillings tend to be higher around the Easter, Thanksgiving, and Christmas holidays. Since many of the raw materials we process under the Birds Eye and Vlasic brands are agricultural crops, production of these products is predominantly seasonal, occurring during and immediately following the purchase of such crops. We also increase our Duncan Hines inventories in advance of the peak fall selling season. As a result, our inventory levels tend to be higher during August, September, and October, and thus we require more working capital during these months. We are typically a seasonal net user of cash in the third quarter of the calendar year.

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

We hold investments in equity and debt securities in our qualified defined benefit pension plan. Deterioration in the value of plan assets, resulting from a general financial downturn or otherwise, could cause an increase in the underfunded status of our defined benefit pension plan, thereby increasing our obligation to make contributions to the plan. The underfunding in our pension plan totaled $54.6 million as of December 25, 2016. The decrease in discount rates from approximately 6.0% in 2008 to 4.0% as of December 25, 2016 has had a significant impact on our funding status. Changes in interest rates in the future could have a significant effect on our funded status.

Our obligation to make contributions to the pension plan could reduce the cash available for working capital and other corporate uses and may have a material adverse impact on our operations, financial condition and liquidity.

Our financial well-being could be jeopardized by unforeseen changes in our employees’ collective bargaining agreements or shifts in union policy.

We employed approximately 5,100 people as of December 25, 2016, with approximately 56% of our hourly employees unionized. Failure to extend or renew our collective bargaining agreements or a prolonged work stoppage or strike at any facility with union employees could have a material adverse effect on our business, financial condition, or results of operations. In addition, we may not be able to reach new agreements upon the expiration of our existing collective bargaining agreements and if we do reach new agreements, such agreements may not be on terms that we consider favorable. Furthermore, labor organizing activities could result in additional employees becoming unionized.

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

Unsuccessful implementation of business strategies may adversely affect our results of operations.

If we are not able to complete projects designed to improve our processes, systems and business planning, our operating profits may be adversely impacted. In addition, if the initiatives we have implemented to identify productivity opportunities in order to drive margin improvement, or any future cost-saving initiatives, do not generate the expected cost savings and synergies, our results of operations may be adversely affected.

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
Like other North American companies, our computer systems are regularly subject to and will continue to be the target of computer viruses, malware or other malicious codes, unauthorized access, cyber-attacks or other computer-related penetrations. While we have experienced threats to our data and systems, to date, we are not aware that we have experienced a material breach of cyber-security. However, over time, and particularly recently, the sophistication of these threats continues to increase. Our administrative and technical controls as well as other preventative actions we take to reduce the risk of cyber incidents and protect our information may be insufficient to detect or prevent unauthorized access, other physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems or those of third parties with whom we do business. In addition, new technology that could result in greater operational efficiency may further expose our computer systems to the risk of cyber-attacks.
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

Failure to optimize our supply chain or disruption of our supply chain could have an adverse effect on our business, financial condition and results of operations.

In coordination with our suppliers, our ability to make, move and sell products is critical to our success. Our inability to maintain sufficient internal production capacity or our inability to enter into co-packing agreements on terms that are beneficial to the Company could have an adverse effect on our business.

Additionally, damage or disruption to our collective manufacturing or distribution capabilities resulting from weather, any potential effects of climate change, natural disaster, disease, crop spoilage, fire or explosion, terrorism, pandemics, strikes, repairs or enhancements at our facilities, or other reasons, could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, and may require additional resources to restore our supply chain.

We have a significant amount of goodwill and intangible assets on our Consolidated Balance Sheets that are subject to impairment based upon future adverse changes in our business and the overall economic environment.

At December 25, 2016, the carrying value of goodwill and tradenames was $2,163.2 million and $2,529.6 million, respectively. We evaluate the carrying amount of goodwill and indefinite-lived intangible assets for impairment on an annual basis, in the third quarter, or more frequently if an event occurs or circumstances change that would reduce the fair value below its carrying amount. The value of goodwill and intangible assets will be derived from our business operating plans and is susceptible to an adverse change in demand, input costs, general changes in the business, or changes in the overall economic environment and could require an impairment charge in the future.

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

If there is an unfavorable adjustment from a United States Internal Revenue Service (“IRS”) examination (whether as a result of a change in law, IRS policy or otherwise) that reduces any of our NOLs, cash taxes may increase and impact our ability to pay dividends or make interest payments on our indebtedness. As of December 25, 2016, we had gross NOLs for U.S. federal income tax purposes of approximately $425.5 million. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to annual limitations on its ability to utilize its pre-change NOLs to offset future taxable income. Our existing NOLs are subject to annual limitations under Section 382 of the Code. For further detail on our NOLs, see Note 15 “Provision for Income Taxes” to our consolidated financial statements.

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
Our senior secured credit facilities and the indentures governing our existing notes contain various covenants that limit our restricted subsidiaries’ ability to, among other things:

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

A breach of any of these covenants or failure to maintain or satisfy this financial ratio could result in a default under our senior secured credit facilities. Upon the occurrence of an event of default under our senior secured credit facilities, the lenders could elect to declare all amounts outstanding under our senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit. Any such acceleration would also result in an event of default under the indentures governing our notes. If we were unable to repay those amounts, the lenders under our senior secured credit facilities could proceed against the collateral granted to them to secure that indebtedness. If the lenders under our senior secured credit facilities accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our senior secured credit facilities as well as our unsecured indebtedness, including the notes.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We own and operate the following 12 manufacturing and warehouse facilities:

Facility location	Principal products	Principal segment (1)	Facility size
Darien, Wisconsin	Frozen vegetables and complete bagged meals	Frozen	748,000 square feet
Ft. Madison, Iowa	Canned meat	Grocery	475,000 square feet
Imlay City, Michigan	Pickles, peppers, relish	Grocery	467,500 square feet
Fayetteville, Arkansas	Frozen dinners and entrées	Frozen	360,000 square feet
Waseca, Minnesota	Frozen vegetables	Frozen	348,000 square feet
Centralia, Illinois	Cake and Brownie Mixes / Frosting	Grocery	342,000 square feet
Fennville, Michigan	Fruit toppings and fillings	Grocery	328,000 square feet
Jackson, Tennessee	Frozen breakfast, frozen pizza, frozen prepared seafood	Frozen	324,300 square feet
St. Elmo, Illinois	Syrup, salad dressing, barbecue sauce	Grocery	292,000 square feet
Mattoon, Illinois	Frozen and refrigerated bagels, frozen breakfast	Frozen	244,000 square feet
Berlin, Pennsylvania	Snack foods - Snyder of Berlin	Specialty	180,000 square feet
Hagerstown, Maryland (2)	Plant based proteins	Boulder	142,000 square feet

(1)We manufacture private label and foodservice products which are included in the Specialty segment, in many of our plants.
(2)The Hagerstown location is expected to begin production in first quarter 2017.

All of our properties are mortgaged to secure our obligations under our Senior Secured Credit Facility. Our Senior Secured Credit Facility is described in more detail in Note 10 to the Consolidated Financial Statements.

We also lease manufacturing plants, warehouses and distribution centers in Algona, Washington (Snack foods - Tim's Cascade); Richmond, British Columbia (gardein); Laval, Quebec, Denver, Colorado, Aurora, Colorado and Boulder, Colorado (Boulder). In addition, we lease warehouses in Darien, Wisconsin, Waseca, Minnesota and Effingham, Illinois.

We have entered into co-packing (third-party manufacturing) agreements with several manufacturers for certain of our finished products. We believe that our manufacturing facilities, together with our co-packing agreements, provide us with sufficient capacity to accommodate our planned internal growth.

We also lease office space under operating leases (expiring) in Parsippany, New Jersey (April 2023); Cherry Hill, New Jersey (October 2021); Fayetteville, Arkansas (Month to Month); Mississauga, Ontario (June 2026); and Richmond, British Columbia (July 2022) Boulder, Colorado (September 2025) and Paramus, New Jersey (June 2020).

We own property in the United Kingdom for office, manufacturing and storage space acquired as part of the Boulder Brands acquisition. As more fully described in Note 7 to the Consolidated Financial Statements, in October 2016, we voluntarily ceased production at the facility and are in the process of winding down operations.

ITEM 3.    LEGAL PROCEEDINGS

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

The Company's common stock is listed and traded on the New York Stock Exchange (NYSE) under the symbol "PF". The number of holders of record, including individual owners, of the Company's common stock was 32 as of February 21, 2017. This is not the actual number of beneficial owners of the Company's common stock, as shares are held in "street name" by brokers and others on behalf of individual owners. The closing price of the common stock on the NYSE on February 21, 2017 was $55.24. The following graph compares the cumulative total return on our common stock with the cumulative total return of the Standard & Poor’s ("S&P") 500 Index and the S&P 500 Packaged Foods and Meats index, which represents our peer group. This graph covers the period from March 28, 2013 (the first day our common stock began trading on the NYSE) through December 23, 2016 (the last trading day of our fiscal year). The graph shows total shareholder return assuming $100 was invested on March 28, 2013 and dividends were reinvested.

Date		Pinnacle Foods, Inc	S&P 500 Index	S&P 500 Packaged Foods & Meats Index
March 28, 2013	*	$100.00	$100.00	$100.00
December 27, 2013		125.30	119.23	107.95
December 26, 2014		168.38	138.01	124.04
December 25, 2015		207.30	139.07	143.60
December 23, 2016		263.85	156.14	156.08
* Using the closing market price at the end of the first trading day of $22.21 in accordance with SEC guidance. The IPO price was $20.00 per share.

Information regarding our common stock high and low sales prices as reported on NYSE and dividends declared during the last two fiscal years are included in Note 16 to the Consolidated Financial Statements.

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

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial and other operating data for the fiscal years ended December 25, 2016, December 27, 2015, December 28, 2014, December 29, 2013, and December 30, 2012.

The selected financial data as of December 25, 2016 and December 27, 2015 and for the fiscal years ended December 25, 2016, December 27, 2015 and December 28, 2014 have been derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The selected financial data as of December 28, 2014, December 29, 2013 and December 30, 2012 and for the fiscal years ended December 29, 2013 and December 30, 2012 have been derived from financial statements not included in this Form 10-K.

The selected financial data presented below should be read in conjunction with our Consolidated Financial Statements and the notes to those statements and “Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

($ in millions, other than per share and share data)	Fiscal Year ended	Fiscal Year ended	Fiscal Year ended	Fiscal Year ended	Fiscal Year ended
	December 25, 2016	December 27, 2015	December 28, 2014	December 29, 2013	December 30, 2012
	52 weeks	52 weeks	52 weeks	52 weeks	53 weeks
Statement of operations data:
Net sales	$3,127.9	$2,655.8	$2,591.2	$2,463.8	$2,478.5
Gross profit	916.1	740.5	681.2	654.2	584.5
Earnings before interest and taxes	479.6	424.7	512.3	293.0	283.6
Earnings before income taxes	340.5	336.4	416.2	160.8	85.2
Provision for income taxes	129.4	123.9	167.8	71.5	32.7
Net earnings	$211.1	$212.5	$248.4	$89.3	$52.5

Net earnings per share:
Basic	$1.81	$1.83	$2.15	$0.84	$0.65
Diluted	$1.79	$1.81	$2.13	$0.82	$0.61
Weighted average shares outstanding:
Basic	116,871,948	116,031,648	115,697,621	106,841,198	81,230,630
Diluted	118,160,705	117,322,526	116,885,222	108,618,740	86,494,546
Dividends declared per share	$1.08	$0.98	$0.89	$0.57	$—

Cash flow:
Net cash provided by (used in):
Operating activities	$487.5	$372.9	$550.7	$262.2	$202.9
Investing activities	(1,086.4)	(105.8)	(270.0)	(652.4)	(77.7)
Financing activities	771.3	(124.2)	(358.0)	414.4	(184.1)

Balance sheet data (at end of period):
Cash and cash equivalents	$353.1	$180.5	$38.5	$116.7	$92.3
Working capital (1)	605.0	469.1	346.6	488.0	404.1
Total assets	6,739.6	5,324.2	5,181.9	5,057.9	4,377.8
Total debt (2)	3,166.7	2,274.1	2,281.3	2,479.9	2,586.7
Total liabilities	4,790.7	3,518.6	3,468.0	3,459.9	3,489.1
Shareholders' equity	1,948.0	1,805.5	1,714.0	1,598.0	888.7

($ in millions, other than per share and share data)	Fiscal Year ended	Fiscal Year ended	Fiscal Year ended	Fiscal Year ended	Fiscal Year ended
	December 25, 2016	December 27, 2015	December 28, 2014	December 29, 2013	December 30, 2012
	52 weeks	52 weeks	52 weeks	52 weeks	53 weeks
Other financial data:
Adjusted gross profit (3)	$921.1	$749.8	$711.3	$664.4	$622.8
Adjusted EBITDA (4)	644.4	531.6	504.0	452.4	425.2
Capital expenditures	101.1	108.5	103.0	84.1	78.3

(1)	Working capital excludes notes payable, revolving debt facility and current portion of long term debt.

(2)	Total debt includes long term debt, notes payable, revolving debt facility and current portion of long term debt.

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

Overview

We are a leading manufacturer, marketer and distributor of high quality, branded food products in North America. In the fourth quarter of fiscal 2016 during which the integration of the Boulder Brands acquisition was substantially complete, the Company reorganized its reporting structure, resulting in a change to its reportable segments. The new segments, which mirror the manner in which the businesses will be managed, are Frozen, Grocery, Boulder and Specialty.

The Boulder Brands acquisition added the Udi's, Glutino, Smart Balance, Earth Balance and EVOL brands to the Company's portfolio, as well as complementary foodservice, private label and Canadian businesses. The new segment structure aligns each of these businesses with related Pinnacle businesses into four new reportable segments, the composition of which is provided below.

The Frozen segment is comprised of the retail businesses of the Company’s legacy frozen brands, including vegetables (Birds Eye), complete bagged meals (Birds Eye Voila! and Birds Eye Signature Skillets), full-calorie single-serve frozen dinners and entrées (Hungry-Man), prepared seafood (Van de Kamp's and Mrs. Paul's), pancakes / waffles / french toast (Aunt Jemima), frozen and refrigerated bagels (Lender's) and pizza for one (Celeste). The Frozen segment also includes all of the Company’s business in Canada, including those of the Garden Protein International and Boulder Brands acquisitions.

The Grocery segment is comprised of the retail businesses of the Company’s grocery brands, including cake/brownie mixes and frostings (Duncan Hines), shelf-stable pickles (Vlasic), salad dressings (Wish-Bone, Western and Bernstein’s), table syrups (Log Cabin and Mrs. Butterworth's), refrigerated and shelf-stable spreads (Smart Balance), canned meat (Armour, Nalley and Brooks), pie and pastry fillings (Duncan Hines Comstock and Wilderness) and barbecue sauces (Open Pit).

The Boulder segment is comprised of the retail businesses of the Company’s health and wellness lifestyle brands, including gluten-free products (Udi's and Glutino), natural frozen meal offerings (EVOL), plant-based refrigerated and shelf-stable spreads (Earth Balance) and plant-based protein frozen products (gardein).

The Specialty segment includes the Company’s snack products (Tim's Cascade and Snyder of Berlin) and all of its U.S. foodservice and private label businesses, including those of the Garden Protein International and Boulder Brands acquisitions.

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

Industry Trends

Growth in our industry is driven primarily by population growth, changes in product selling prices, changes in consumption between out-of-home and in-home eating and lifestyle trends. Lifestyle categories driven by health and wellness choices are the fastest growing trend in the industry, with plant based/vegetarian and gluten-free products being two of the largest accelerators. In the current environment, consumers are looking for both value and healthier alternatives, which have caused an increase in the percentage of products sold on promotion and a shift from traditional retail grocery to natural and organic, mass merchandisers, club stores and dollar store channels. We believe we are well positioned in grocery and non-traditional channels, maintaining strong customer relationships across key retailers in each segment. In addition, the Boulder Brands and Garden Protein acquisitions have significantly increased our presence and footprint in the natural and organic lifestyle segments.

In order to maintain and grow our business, we must successfully react to, and offer products that respond to, evolving consumer trends, such as changing lifestyle trends, the focus on convenience and the growth of smaller households. Incremental growth in the industry is principally driven by product and packaging innovation.
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

•
Packaging costs. Our broad array of products entail significant costs for packaging and is subject to fluctuations in the price of plastics, paper and corrugated fiberboard, aluminum, glass jars, and steel.

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
Other Factors
Other factors that have influenced our results of operations and may do so in the future include:

•
Interest Expense. As a result of our previous acquisitions and the recent Boulder Brands acquisition, we have significant indebtedness. However, our February 3, 2017 debt refinancing and principle pay down has significantly reduced our expected future interest expense. See Note 18 to the Consolidated Financial Statements for further details. Although we expect to continue to reduce our leverage over time, we expect interest expense to continue to be a significant component of our expenses.

•
Cash Taxes. We had significant tax-deductible intangible asset amortization and federal and state Net Operating Loss carryforwards, ("NOLs"), which resulted in minimal federal and state cash taxes through 2015, with modest savings in 2016. Continued amortization and utilization of our remaining NOLs will generate modest annual cash tax savings for 2017 and thereafter.

•
Acquisitions and Consolidations. We believe we have the expertise to identify and integrate value-enhancing acquisitions to grow our business and we have done so successfully in the past. On November 14, 2014, we acquired Garden Protein for $156.5 million, the rapidly growing manufacturer of the plant-based protein brand gardein. On August 20, 2015 we acquired a manufacturing facility in Hagerstown, Maryland for approximately $8.0 million. The site is being used to expand production capabilities for the gardein brand and provide an east coast footprint to supplement the existing Richmond, British Columbia manufacturing location. We also invested $28.9 million for the gardein capacity expansion and incurred $5.6 million of additional charges to integrate the location in 2016. As previously mentioned, on January 15, 2016, the Company acquired Boulder Brands for a cost of $1.0 billion (including the repayment of debt and including $16.1 million of cash acquired). Total acquisition and financing costs of $32.9 million have been incurred to date, of which $2.1 million was incurred in the fourth quarter of 2015. Included in this total is $24.4 million of debt acquisition costs, including original issue discount. During 2016, we incurred one-time costs associated with the integration of Boulder Brands of approximately $32.3 million.

•
As more fully described in Note 7 to the Consolidated Financial Statements, in October 2016, we voluntarily ceased production at Boulder Brands private label gluten free bakery operation based in the United Kingdom. In conjunction with the wind down, we incurred charges of $4.3 million in the fourth quarter of 2016 which were recorded in Other expense (income), net. For the fiscal year ended December 25, 2016, net sales were $8.7 million and the business incurred a loss before interest, taxes, depreciation and amortization related to normal business operations of $3.9 million.

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

Inflation

To the extent possible, we strive to offset the effects of inflation with cost reduction and productivity programs. However, we spend approximately $2.2 billion annually on cost of products sold, therefore each 1% change in our weighted average cost of inputs would increase our cost of products sold by approximately $22 million. If we experience significant inflation, price increases may be necessary in order to preserve our margins and returns. However, over the past several years, significant macroeconomic weakness and ongoing pressures on the consumer have resulted in shifting consumer buying patterns for grocery products.  As a result, industry volumes have come under pressure, hampering our ability to pass along higher input costs with limited exceptions in select categories. Severe increases in inflation could have an adverse impact on our business, financial condition and results of operations.

Items Affecting Year Over Year Results

During fiscal 2016, our earnings before interest and taxes were impacted by certain items. These items included:

•
As more fully described in Note 9 to the Consolidated Financial Statements, we recorded $11.2 million of tradename impairment charges related to the Celeste ($7.3 million), Aunt Jemima ($3.0 million) and Snyder of Berlin ($0.9 million) tradenames. These charges were the result of the Company's reassessment of the long-term sales projections for the brands during our annual planning cycle which occurs during the third quarter each year.

•
As more fully described in Note 7 to the Consolidated Financial Statements, in October 2016, we voluntarily ceased production at Boulder Brands private label gluten free bakery operation based in the United Kingdom. In conjunction with the wind down, we incurred charges of $4.3 million in the fourth quarter of 2016 which were recorded in Other expense (income), net. For the fiscal year ended December 25, 2016, net sales were $8.7 million and the business incurred a loss before interest, taxes, depreciation and amortization related to normal business operations of $3.9 million.

•
We recorded $32.9 million of restructuring charges and integration costs related to the Boulder Brands and Garden Protein acquisitions, of which $30.0 million was recorded in Administrative expenses, $1.5 million in Costs of products sold, $1.0 million in Marketing and selling expenses and $0.2 million in Research and development expenses.

•
We recorded $10.4 million of purchase accounting adjustments which represents expense related to the write-up to fair value of inventories acquired as a result of the Boulder Brands acquisition, which was recorded in Cost of products sold.

•
As more fully described in Note 3 to the Consolidated Financial Statements, we recorded acquisition costs of $6.8 million related to the Boulder Brands acquisition, which were recorded in Other expense (income), net.

During fiscal 2015, our earnings before interest and taxes were impacted by certain items. These items included:

•	We recorded $8.6 million of manufacturing integration costs related to the Wish-Bone and Garden Protein acquisitions which were recorded in Cost of products sold.

•
The Boulder Brands acquisition was completed on January 15, 2016. Acquisition costs, primarily legal, accounting and other professional fees of $1.7 million were incurred in the fourth quarter of 2015.

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

•
We recorded $36.0 million of equity based compensation expense, an increase of $28.1 million from fiscal year 2013. On November 21, 2014, Blackstone sold approximately 19.7 million shares of the Company's common stock. Blackstone's ownership level after the sale resulted in a liquidity event (as defined below) and in conjunction with Blackstone obtaining an annual internal rate of return in excess of 12% on their initial investment resulted in the immediate vesting of approximately 1.1 million non-vested shares and 0.2 million options and the recognition of approximately $23.7 million of equity based compensation expense (the "Liquidity event"). Additionally, $3.5 million of equity based compensation was recognized related to employee incentives and retention awards granted as a result of the termination of the Hillshire merger agreement. Both of these are explained in greater detail in Note 5 to the Consolidated Financial Statements and are primarily recorded in Administrative expense.

•
We recorded $11.5 million of manufacturing integration costs related to the acquisitions of Wish-Bone and the Duncan Hines manufacturing business located in Centralia, Illinois which were recorded in Cost of products sold.

Results of Operations:
Consolidated Statements of Operations
The following tables set forth our statement of operations data expressed in dollars and as a percentage of net sales.

	Fiscal year
	December 25, 2016		December 27, 2015		December 28, 2014
	52 Weeks		52 Weeks		52 Weeks
Net sales	$3,127.9	100.0%	$2,655.8	100.0%	$2,591.2	100.0%
Cost of products sold	2,211.9	70.7%	1,915.3	72.1%	1,910.0	73.7%
Gross profit	916.1	29.3%	740.5	27.9%	681.2	26.3%

Marketing and selling expenses	218.3	7.0%	176.7	6.7%	177.4	6.8%
Administrative expenses	163.1	5.2%	107.0	4.0%	117.3	4.5%
Research and development expenses	18.1	0.6%	13.0	0.5%	11.3	0.4%
Tradename impairment charges	11.2	0.4%	—	—%	—	—%
Termination fee received, net of costs, associated with the Hillshire merger agreement	—	—%	—	—%	(153.0)	(5.9)%
Other expense (income), net	25.8	0.8%	19.1	0.7%	16.0	0.6%
	436.4	14.0%	315.8	11.9%	168.9	6.5%
Earnings before interest and taxes	$479.6	15.3%	$424.7	16.0%	$512.3	19.8%

	Fiscal year
	December 25, 2016	December 27, 2015	December 28, 2014
	52 Weeks	52 Weeks	52 Weeks
Net sales (a)
Frozen	$1,304.8	$1,236.0	$1,190.4
Grocery	1,089.3	1,024.3	1,050.1
Boulder	364.7	41.5	4.3
Specialty	369.2	354.1	346.4
Total	$3,127.9	$2,655.9	$2,591.2

Earnings (loss) before interest and taxes (a)
Frozen	$240.9	$218.5	$193.2
Grocery	229.2	203.1	177.4
Boulder	9.1	(5.5)	(4.2)
Specialty	32.3	34.4	31.0
Unallocated corporate income (expense)	(31.8)	(25.9)	114.9
Total	$479.6	$424.6	$512.3

(a) As a result of changes to the Company's reportable segments in 2016, prior year balances have been conformed with the current year presentation. See Note 14 to the Consolidated financial statements for further details.

Fiscal year ended December 25, 2016 compared to the fiscal year ended December 27, 2015
Net sales
Net sales were $3.13 billion for the fiscal year ended December 25, 2016, an increase of 17.8% compared to net sales of $2.66 billion in the prior year, primarily reflecting a 17.7% benefit from the Boulder Brands acquisition as well as higher net price realization of 0.2%, partially offset by unfavorable foreign currency translation of 0.1%. In an industry generally marked by low growth and heavier promotional spending, we continue to outpace the performance of our composite categories, with market share growth of 0.7 percentage points in fiscal 2016 for the legacy Pinnacle business.
Frozen Segment:
Net sales in the fiscal year ended December 25, 2016 were $1.30 billion, an increase of $68.8 million, or 5.6%, from the prior year reflecting a 2.1% benefit from the Boulder Brands acquisition (Boulder Brands products sold in Canada), a 2.9% increase from volume/mix and higher net price realization of 0.8%, partially offset by unfavorable foreign currency translation of 0.2%. The period was positively impacted by sales increases from our Birds Eye franchise and our Hungry-Man frozen entrées. The Birds Eye growth was driven by distribution expansion and new varieties of Birds Eye Steamfresh Flavor Full, Protein Blends, Disney-themed side dishes for kids and Birds Eye Voila! Family Size offerings and premium-tier varieties. Also positively impacting net sales for the period was the second half 2016 launch of our Birds Eye Signature Skillets premium meals. Hungry-Man growth was driven by retail distribution expansion and the launch of 12 new varieties, 10 of which were behind the Hungry-Man Selects line. These increases were partially offset by lower sales from our seafood products, Aunt Jemima breakfast products and Lender's bagels.
Grocery Segment:
Net sales in the fiscal year ended December 25, 2016 were $1.09 billion, an increase of $65.0 million, or 6.3%, from the prior year reflecting a 9.7% benefit from the Boulder Brands acquisition (Smart Balance is managed in the Grocery segment) partially offset by a 3.3% decrease from volume/mix and lower net price realization of 0.1%. Positively impacting the period were the addition of the Smart Balance brand as well as increased sales of our Armour canned meats. Partially offsetting these increases were lower sales of our Duncan Hines baking products due to category weakness, and lower sales of Wish-Bone salad dressings, which improved in the second half of the year following the launch of our two new product lines, Wish-Bone E.V.O.O. and Wish-Bone Ristorante Italiano dressings. Vlasic pickles and Mrs. Butterworth's syrup also posted modest year-over-year declines.
Boulder Segment:
Net sales in the fiscal year ended December 25, 2016 were $364.7 million, an increase of $323.2 million, primarily resulting from the impact of the Boulder Brands acquisition, in addition to double digit growth from our gardein products.
Specialty Segment:
Net sales in the fiscal year ended December 25, 2016 were $369.2 million, an increase of $15.1 million, or 4.3%, from the prior year, reflecting a 9.1% benefit from the Boulder Brands acquisition, partially offset by a 4.2% decrease from volume/mix and lower net price realization of 0.6%. The addition of the Boulder Brands private label and foodservice businesses into the segment, along with growth of gardein private label and foodservice, was partially offset by lower sales of private label canned meat.
Gross profit
Gross profit for the year ended December 25, 2016 was $916.1 million, or 29.3% of net sales, compared to $740.5 million, or 27.9% of net sales, in the prior year. Excluding items affecting comparability, Adjusted gross profit advanced 22.8% to $921.1 million and Adjusted gross profit percentage increased approximately 120 basis points to 29.4%. See Adjusted gross profit reconciliation later in the document for further details.
The following table outlines the factors resulting in the year on year change in gross profit and gross margin percentage in fiscal 2016.

	$	% net sales
Productivity	$70.0	2.2%
Favorable product mix	26.6	0.5
Higher mark-to-market gains on financial instruments	10.5	0.3
Higher net price realization, net of slotting	7.5	0.2
Inflation	(36.0)	(1.2)
Effects of adjustments related to the application of purchase accounting (a)	(10.4)	(0.3)
Higher depreciation expense (b)	(3.4)	(0.1)
Other (c)	(9.5)	(0.2)
Subtotal	55.3	1.4%
Higher sales volume, including Boulder Brands	120.3
	$175.6

(a) Represents expense related to the write-up to fair market value of inventories acquired as a result of the Boulder Brands acquisition.
(b) The increase primarily relates to insourcing of the manufacturing of Wish-Bone into our St. Elmo, Illinois location.
(c) Consists primarily of investments in new Birds-Eye stand-up packaging, higher product obsolescence, and the unfavorable impact of foreign currency.

Marketing and selling expenses
Marketing and selling expenses were $218.3 million, or 7.0% of net sales, for the fiscal year ended December 25, 2016, compared to $176.7 million, or 6.7% of net sales, for fiscal 2015. The increase was driven by the addition of the Boulder Brands acquisition.
Administrative expenses
Administrative expenses were $163.1 million, or 5.2% of net sales, for the fiscal year ended December 25, 2016, compared to $107.0 million, or 4.0% of net sales, for the prior year. The increase primarily reflected the impact of the Boulder Brands acquisition, which included $19.1 million of restructuring costs in 2016, as well as higher management incentive compensation in 2016.
Research and development expenses
Research and development expenses were $18.1 million, or 0.6% of net sales, for the fiscal year ended December 25, 2016, compared to $13.0 million, or 0.5% of net sales, for the comparable prior-year period. This increase primarily reflected the impacts of the Boulder Brands acquisition and innovation related expenses on the base Pinnacle business.

Other Income and Expense:

	Fiscal year ended
	December 25, 2016	December 27, 2015
Other expense (income), net consists of:
Amortization of intangibles/other assets	$17.0	$13.6
Boulder Brands acquisition costs (Note 3)	6.8	1.7
Foreign exchange (gains) losses	(0.5)	4.7
Charges resulting from the wind down of Boulder Brands United Kingdom operations	4.3	—
Royalty income and other	(1.7)	(0.9)
Total other expense (income), net	$25.8	$19.1

Foreign exchange (gains) losses. Represents foreign exchange (gains) losses from intra-entity loans resulting from the Garden Protein acquisition that are anticipated to be settled in the foreseeable future.

Charges resulting from the wind down of Boulder Brands United Kingdom operations. In October 2016, the Company voluntarily ceased production at Boulder Brands private label gluten free bakery operation which is based in the United Kingdom. As such, the Company adopted a plan in the fourth quarter to wind down operations and dispose of all associated assets such as land, buildings, machinery and equipment and inventory. The Company expects the final sale and disposal of the assets to be substantially completed sometime in the first half of 2017. In connection with the plan of disposal, the Company determined that the carrying values of some of the underlying assets exceeded their fair values. Consequently, the above charges are primarily comprised of impairment losses, which represents the excess of the carrying values of the assets over their fair values. The charges also include employee termination benefits and professional fees resulting from the closing and disposition.

Tradename impairment charges
In the third quarter of 2016, the Company recorded tradename impairments of $7.3 million on Celeste, $3.0 million on Aunt Jemima and $0.9 million on Snyder of Berlin. See Note 9 for further details.

Earnings before interest and taxes
Earnings before interest and taxes for the fiscal year ended December 25, 2016 were $479.6 million, an increase of $54.9 million, or 12.9% as compared to the prior year, primarily resulting from increased gross profit, as discussed above, partially offset by higher selling, general and administrative expenses primarily associated with the Boulder Brands acquisition and the unfavorable impact of items affecting comparability. Excluding items affecting comparability, Adjusted earnings before interest and taxes increased $95.5 million or 21.6% to $538.6 million.

Frozen Segment:
Earnings before interest and taxes for the fiscal year ended December 25, 2016 increased $22.4 million, or 10.2%, to $240.9 million as compared to the prior year reflecting the benefits of the net sales growth, strong productivity and higher mark-to-market unrealized gains on financial instruments, partially offset by input cost inflation, investment behind the conversion to new Birds Eye Steamfresh stand-up packaging and Tradename impairment charges. Excluding items affecting comparability, Earnings before interest and taxes increased $26.9 million, or 12.3%, to $246.4 million.

Grocery Segment:
Earnings before interest and taxes increased $26.0 million, or 12.8%, to $229.2 million as compared to the previous year reflecting the benefit of the net sales growth, strong productivity and favorable mix from the inclusion of the Smart Balance brand, partially offset by input cost inflation. Excluding items affecting comparability, Earnings before interest and taxes increased $25.4 million, or 12.1%, to $236.1 million.

Boulder Segment:

Earnings before interest and taxes were $9.1 million in 2016 as compared to a loss before interest and taxes of $5.5 million in 2015 primarily reflecting the benefit of the Boulder Brands acquisition. Excluding items affecting comparability, but including the benefit of the acquisition, Earnings before interest and taxes totaled $46.5 million in 2016, versus $2.7 million in 2015.

Specialty Segment:
Earnings before interest and taxes were $32.3 million in 2016, a decline of $2.1 million or 6.1% as compared to the previous year reflecting higher net sales, largely due to gains from the Boulder Brands acquisition, which was more than offset by acquisition integration and Tradename impairment charges. Excluding items affecting comparability, Earnings before interest and taxes of $34.6 million was essentially flat as compared to the year ago period.

Unallocated corporate income (expenses):
Unallocated corporate expense for fiscal 2016 was $31.8 million, as compared to $25.9 million in the comparable prior year period. The increase primarily reflected the impact of the Boulder Brands acquisition costs partially offset by lower equity based compensation expense driven by the CEO transition.

Interest Expense, net
Net interest expense increased 57.5%, or $50.8 million, from $88.3 million in the fiscal year ended December 27, 2015 to $139.1 million in the fiscal year ended December 25, 2016. The increase was largely driven by additional debt issued to finance the Boulder Brands acquisition and, to a lesser extent, the impact of higher interest expense for floating rate debt. Also impacting the comparison were $0.6 of charges associated with the re-pricing of Term Loan I during the third quarter of 2016 and higher interest rate swap losses described below.

We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements, excluding the Accumulated other comprehensive (loss) earnings ("AOCL") portion, are recorded as an adjustment to interest expense. Included in net interest expense was $8.5 million and $3.7 million for the fiscal 2016 and fiscal 2015, respectively, recorded from losses on interest rate swap agreements.

As discussed in more detail in Note 18 to the Financial Statements, on February 3, 2017, the Company amended it credit agreement which significantly changed our debt profile and expected future interest expense.

Provision (benefit) for income taxes

The effective tax rate was 38.0% for the fiscal year ended December 25, 2016 compared to 36.8% for the fiscal year ended December 27, 2015. The effective rate for the year ended December 25, 2016 includes benefits of approximately 1.9% related to the domestic production activities deduction. In connection with our acquisition of Boulder Brands, Inc., our effective income tax rate was adversely impacted for the tax effect associated with incurring certain non-deductible acquisition costs and compensation payments of 0.6%, a charge for an increase in our non-current state deferred income tax liability balance of approximately 1.0%, and a charge to record a valuation allowance on our foreign tax credit carryforward of approximately 0.2%.

The effective rate for the year ended December 27, 2015, includes benefits of approximately 0.3% related to the domestic production activities deduction and 0.6% related to foreign earnings, including recognition of foreign tax credit. The foreign tax credit benefit is attributable to a fiscal year 2015 dividend repatriation from the Company’s Canadian subsidiary to its U.S parent. The 2015 rate also includes a charge for 0.3% for non-deductible transaction expenditures related to acquisition activity (Note 3) and our public offerings (Note 1).

Under Internal Revenue Code (“the Code”) Section 382, the Company is a loss corporation. Section 382 of the Code places limitations on our ability to use our Net Operating Loss carryovers (NOL's) to offset taxable income. As described in Note 15 to the Consolidated Financial Statements, an ownership change in the third quarter of 2014 placed an annual limitation of approximately $94.0 million on approximately $230.8 million of our federal NOL carryovers which previously were not subject to an annual limitation. During 2015 the Company fully utilized the federal NOL’s which became subject to the 2014 limitation. Our remaining NOLs remain subject to an annual limitation of approximately $17.1 million. See Note 15 to the Consolidated Financial Statements.

On January 15, 2016, we acquired Boulder Brands, Inc. which is a loss corporation. As of the acquisition date, Boulder had approximately $54.5 million of federal NOL carryover subject to the Section 382 provisions. The annual limitation is approximately $26.5 million subject to increase for recognized built in gains. We have fully utilized the $54.5 million of federal NOLs in 2016.

We have significant tax-deductible intangible asset amortization and federal and state NOLs, which resulted in minimal federal and state cash taxes through 2015. We expect continued amortization and utilization of our NOLs will generate modest annual cash tax savings in 2016 and thereafter.

Fiscal year ended December 27, 2015 compared to fiscal year ended December 28, 2014

Net sales

Net sales were $2.66 billion for the fiscal year ended December 27, 2015, an increase of 2.5% compared to net sales of $2.59 billion in the comparable prior-year period, reflecting a 2.3% benefit from the Garden Protein acquisition and higher net price realization of 1.3% partially offset by a 0.7% decrease from volume/mix. The year was also impacted by unfavorable foreign currency translation of 0.4%. In an industry generally marked by no growth and heavier promotional spending, we continued to outpace the performance of our composite categories, with market share growth of 0.5 percentage points in fiscal 2015.

Frozen Segment:

Net sales in the fiscal year ended December 27, 2015 were $1.24 billion, an increase of $45.6 million, or 3.8%, from the prior year reflecting a 0.5% benefit from the Garden Protein acquisition (gardein products sold in Canada), a 2.6% increase from volume/mix and higher net price realization of 1.6%, partially offset by unfavorable foreign currency translation of 0.8%. The period was positively impacted by gains in sales of our Birds Eye frozen vegetables and Birds Eye Voila! complete bagged meals, reflecting distribution expansion and the benefit of newly launched products in 2015 such as Birds Eye Steamfresh Flavor Full, Protein Blends, Disney-themed side dishes for kids and Birds Eye Voila! non-chicken varieties. These increases were partially offset by lower sales of Hungry-Man, Lender's, Aunt Jemima and Celeste products.

Grocery Segment:

Net sales in the fiscal year ended December 27, 2015 were $1.02 billion, a decline of $25.8 million, or 2.5%, from the prior year reflecting a 3.4% decrease from volume/mix, partially offset by higher net price realization of 0.9%. Positively impacting the period were increased sales of our Log Cabin syrups and Vlasic pickles. More than offsetting this increase were lower sales of our Duncan Hines baking products due to category weakness, and lower sales of Wish-Bone products, reflecting a highly competitive category environment. The decline in Duncan Hines was partially offset by the 2015 introduction of Duncan Hines Perfect Size baking kits designed specifically for smaller households.

Boulder Segment:

Net sales in the fiscal year ended December 27, 2015 were $41.5 million, an increase of $37.2 million, from the prior year, reflecting the full year benefit of the Garden Protein acquisition as compared to six weeks in the prior year.

Specialty Segment:

Net sales in the fiscal year ended December 27, 2015 were $354.1 million, an increase of $7.6 million, or 2.2%, from the prior year reflecting a 4.7% increase from the Garden Protein acquisition and higher net price realization of 1.1% partially offset by a 3.6% decrease from volume/mix. The volume increase was primarily attributable to the full year benefit of the Garden Protein acquisition partially offset by lower sales of private label canned meat.

Gross profit

Gross profit for the year ended December 27, 2015 was $740.5 million, or 27.9% of net sales, compared to $681.2 million, or 26.3% of net sales, in the comparable prior-year period. Excluding items affecting comparability, gross profit advanced 5.4% and gross margin percentage increased approximately 80 basis points. See Adjusted gross profit reconciliation later in the document for further details.

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
	$59.3

(a) For further details on the termination of the Hillshire merger agreement see Note 7 to the Consolidated Financial Statements. For further details on the 2014 Liquidity event see Note 1 to the Consolidated Financial Statements.
(b) The increase primarily relates to insourcing of the manufacturing of Wish-Bone into our St. Elmo, Illinois location and the impact from the Garden Protein acquisition.
(c) Consists primarily of higher levels of inventory obsolescence, business improvement initiatives, packaging investments and comparison against the impact of our prior year vacation policy change (in the fourth quarter of 2014, our salaried vacation policy was amended to change the period in which vacation pay vests). partially offset by synergies realized from the Wish-Bone acquisition.

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

Administrative expenses

Administrative expenses were $107.0 million, or 4.0% of net sales, for the fiscal year ended December 27, 2015, compared to $117.3 million, or 4.5% of net sales, for the prior year. The fiscal year ended December 27, 2015 was impacted by $1.8 million of charges, primarily related to acquisition integration costs and expenses related to secondary offerings of common stock. The fiscal year ended December 28, 2014 was impacted by $23.1 million of additional charges, primarily related to employee incentives resulting from the termination of the Hillshire merger agreement and equity based compensation expense resulting from the Liquidity event. Excluding items affecting comparability from both years, Administrative expense increased $11.0 million, or 11.7%, compared to fiscal year 2014 largely due to higher personnel expenses, partially as a result of the Garden Protein acquisition, higher non-cash equity based compensation expense, higher depreciation expense and comparison against the impact of the previously discussed 2014 vacation policy change.

Research and development expenses

Research and development expenses were $13.0 million, or 0.5% of net sales, for the fiscal year ended December 27, 2015 compared to $11.3 million, or 0.4% of net sales, for the comparable prior-year period. This increase primarily reflected innovation related expenses and higher personnel expenses as a result of the Garden Protein acquisition.

Other Income and Expense:

	Fiscal year ended
	December 27, 2015	December 28, 2014
Other expense (income), net consists of:
Amortization of intangibles/other assets	$13.6	$13.9
Boulder Brands acquisition costs (Note 3)	1.7	—
Garden Protein acquisition costs (Note 3)	—	3.1
Foreign exchange losses	4.7	0.7
Royalty income and other	(0.9)	(1.7)
Total other expense (income), net	$19.1	$16.0

Foreign exchange losses. Represents foreign exchange losses from intra-entity loans resulting from the Garden Protein acquisition that are anticipated to be settled in the foreseeable future.

Earnings before interest and taxes

Earnings before interest and taxes declined $87.6 million, or 17.1%, to $424.7 million for the fiscal year ended December 27, 2015. Items affecting comparability in fiscal years 2015 and 2014 were $18.3 million of charges and $88.9 million of credits, respectively. The variance in these items was largely driven by the 2014 benefit of the Hillshire merger termination fee, net of costs incurred, associated employee incentives and retention expenses incurred in the year ago period and incremental equity based compensation expense resulting from the Liquidity event (see Note 1). Excluding items affecting comparability from both years, Earnings before interest and taxes increased $19.7 million, or 4.6%, primarily resulting from increased gross profit, partially offset by higher administrative expenses and higher marketing and selling expenses.

Frozen Segment:

Earnings before interest and taxes for the fiscal year ended December 27, 2015 were $218.5 million, an increase of 13.1%, or $25.4 million as compared to the previous year, primarily reflecting net sales growth, which included higher net price realization as well as productivity savings. Also impacting the year were newly launched margin accretive products described earlier. These increases were partially offset by input cost inflation and increased investment for consumer marketing for Birds Eye in support of new products. Excluding items affecting comparability, Earnings before interest and taxes increased $10.0 million, or 4.8% to $219.4 million.

Grocery Segment:

Earnings before interest and taxes increased $25.8 million, or 14.5%, to $203.1 million as compared to the previous year, largely reflecting productivity savings, higher net price realization, lower consumer marketing expense and synergies realized from the Wish-Bone acquisition, partially offset by the impacts of lower sales volume and input cost inflation. Excluding items affecting comparability, Earnings before interest and taxes increased $6.2 million, or 3.0% to $210.6 million.

Boulder Segment:

Loss before interest and taxes increased $1.3 million, or 29.6%, to $5.5 million, primarily reflecting $8.2 million of integration costs for the Garden Protein acquisition, partially offset by higher volume from the full year benefit of the acquisition as compared to six weeks in the prior year. Excluding items affecting comparability, Earnings before interest and taxes increased $2.5 million to $2.7 million.

Specialty Segment:

Earnings before interest and taxes increased $3.3 million, or 10.8%, to $34.4 million, primarily reflecting productivity savings and lower intangible amortization, partially offset by the decline in net sales and input cost inflation. Excluding items affecting comparability, Earnings before interest and taxes increased $0.8 million, or 2.4% to $34.5 million.

Unallocated corporate income (expenses):

Unallocated corporate expense for fiscal 2015 was $25.9 million, as compared to unallocated income of $114.9 million in the comparable prior year period. The change primarily reflected the impact in 2014 of the receipt of the Hillshire merger termination fee payment, net of costs and partially offset by incremental employee incentives and retention expenses, resulting from the termination of the Hillshire merger agreement and the higher equity based compensation expense resulting from the Liquidity event (see Note 1). Excluding these and other items affecting comparability, Unallocated Corporate expenses were $24.1 million for fiscal 2015, compared to $24.3 million for fiscal 2014.

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

Provision (benefit) for income taxes

The effective tax rate was 36.8% for the fiscal year ended December 27, 2015 compared to 40.3% for the fiscal year ended December 28, 2014. The effective rate for the year ended December 27, 2015 includes benefits of approximately 0.6% related to foreign earnings, including recognition of a foreign tax credit, and 0.3% related to the domestic production activities deduction. The foreign tax credit benefit is attributable to a fiscal year 2015 dividend repatriation from the Company's Canadian subsidiary to its U.S. parent. The Company was not eligible for the production activities deduction in prior years due its net operating losses offsetting federal taxable income. The 2015 tax rate also includes a charge of 0.3% for non-deductible transaction expenditures related to the Boulder Brands acquisition (Note 3) and our public offerings (Note 1). The effective rate for the year ended December 28, 2014, was primarily driven by approximately $22.6 million of non-deductible, equity based compensation expense resulting from the Liquidity Event (Note 1). Excluding the impact of this and other items affecting comparability, the effective rate for fiscal 2014 would have been 37.9%.

Under Internal Revenue Code ("the Code") Section 382, the Company is a loss corporation. Section 382 of the Code places limitations on our ability to use our Net Operating Loss carryovers (NOL's) to offset taxable income. As described in Note 16, an ownership change in the third quarter of 2014 placed an annual limitation of approximately $94.0 million on approximately $230.8 million of our federal NOL carryovers which previously were not subject to an annual limitation. During 2015 the Company fully utilized the federal NOL's which became subject to the 2014 limitation. Our remaining NOL's remain subject to an annual limitation of approximately $17.1 million. See Note 15 to the Consolidated Financial Statements.

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
Our principal liquidity requirements have been, and we expect will be, for working capital and general corporate purposes, including capital expenditures, debt service, and our quarterly dividend program. Currently, the quarterly payment is $0.285 per share or approximately $34.0 million. The Company repurchased 1.0 million of its shares of common stock at a cost of $32.1 million during fiscal 2014 to offset shares issued under the Liquidity event (see Note 1). We do not have a share repurchase program currently in place but may seek authorization from our Board of Directors to implement one in the future. Capital expenditures are expected to be approximately $125.0 to $130.0 million in 2017. We have historically satisfied our liquidity requirements with internally generated cash flows and availability under our revolving credit facility. We expect that our ability to generate cash from our operations and ability to borrow from our credit facilities should be sufficient to support working capital needs, planned growth and capital expenditures for the next 12 months and for the foreseeable future. We keep an insignificant amount of cash in foreign accounts, primarily related to the operations of our Canadian business.
Statements of cash flows for the fiscal year ended December 25, 2016 compared to the fiscal year ended December 27, 2015
Net cash provided by operating activities was $487.5 million for the fiscal year ended December 25, 2016 and was the result of net earnings, excluding non-cash charges and credits of $376.8 million and a decrease in working capital of $110.7 million. The decrease in working capital was primarily the result of a $61.0 million increase in accounts payable driven by our inventory purchases and the timing of vendor payments, a $36.4 million increase in accrued liabilities driven primarily by higher income tax, interest and restructuring accruals, a $23.5 million decrease in inventories resulting from the sale of higher cost acquired inventories in addition to higher agricultural crop yields in 2015, a $14.4 million decrease in other current assets driven primarily by prepaid income taxes and a $4.8 million increase in accrued trade marketing expense driven by the Boulder Brands acquisition partially offset by the timing of payments. This was partially offset by a $29.4 million increase in accounts receivable primarily resulting from an increase in days sales outstanding.

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

Net cash used in investing activities for the fiscal year ended December 25, 2016 totaled $1,086.4 million and included $985.4 million for the Boulder Brands acquisition as well as $101.1 million for capital expenditures.

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
Net cash provided by financing activities for the fiscal year ended December 25, 2016 was $771.3 million and consisted of $547.3 million of net proceeds from our Tranche I Term Loans and $350.0 million from our 5.875% Senior Notes offering (both related to the funding of the Boulder Brands acquisition), $36.9 million of net cash inflows related to our equity based compensation plans which were partially offset by $122.9 million of dividends paid, $22.6 million of debt acquisition costs, $13.7 million of term loan repayments and $3.8 million of net capital leases and notes payable activity.

Net cash used in financing activities for the fiscal year ended December 27, 2015 was $124.2 million and consisted of $111.8 million of dividends paid, $8.9 million of term loan repayments, $3.8 million of net capital leases and notes payable activity and $0.3 million of cash inflows related to our equity based compensation plans.

The net of all activities resulted in an increase in cash of $172.5 million for the fiscal year ended December 25, 2016, compared to an increase in cash of $142.1 million for the fiscal year ended December 27, 2015.

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

Third Amended and Restated Credit Agreement

As discussed in more detail in Note 18 to the Financial Statements, on February 3, 2017, the Company entered into an amendment to its Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”) in order to (1) refinance all of the

Company’s outstanding term loans with a new seven-year term loan in an aggregate principal amount of $2,262.0 million (the “New Term Loans”), (2) replace the Company’s existing $150.0 million revolving credit facility with a new five-year $225.0 million revolving credit facility (the “New Revolving Credit Facility and, collectively with the New Term Loans, the “New Credit Facilities”) and (3) amend and restate the Amended Credit Agreement in its entirety to make certain other amendments and modifications (as so amended and restated, the “Third Amended and Restated Credit Agreement”).

Our Third Amended and Restated Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to:

•	incur additional indebtedness and make guarantees;

•	create liens on assets;

•	engage in mergers or consolidations;

•	sell assets;

•	pay dividends and distributions or repurchase our capital stock;

•	make investments, loans and advances, including acquisitions; and

•	engage in certain transactions with affiliates.

The Third Amended and Restated Credit Agreement also contains certain customary affirmative covenants and events of default.

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
Subject to certain exceptions, the indentures governing the Senior Notes permits us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness.

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

Adjusted gross profit
Pinnacle defines Adjusted gross profit as gross profit before accelerated depreciation related to restructuring activities, certain non-cash items, acquisition, merger and other restructuring charges and other adjustments. The Company believes that the presentation of Adjusted gross profit is useful to investors in the evaluation of the operating performance of companies in similar industries. The Company believes this measure is useful to investors because it increases transparency and assists investors in understanding the underlying performance of the Company and in the analysis of ongoing operating trends. In addition, Adjusted gross profit is one of the components used to evaluate the performance of Company's management. Such targets include, but are not limited to, measurement of sales efficiency, productivity measures and recognition of acquisition synergies.

Adjusted EBITDA
Pinnacle defines Adjusted EBITDA as earnings before interest expense, taxes, depreciation and amortization ("EBITDA"), further adjusted to exclude certain non-cash items, non-recurring items and certain other adjustment items permitted in calculating Covenant Compliance EBITDA under the Amended Credit Agreement, the Third Amended and Restated Credit Agreement and the indentures governing the Senior Notes. Adjusted EBITDA does not include adjustments for equity-based compensation and certain other adjustments related to acquisitions, both of which are permitted in calculating Covenant Compliance EBITDA.

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

Adjusted EBITDA should not be considered as an alternative to operating or net earnings (loss), determined in accordance with
US GAAP, as an indicator of the Company's operating performance, as an alternative to cash flows from operating activities, determined in accordance with GAAP, as an indicator of cash flows, or as a measure of liquidity.

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

Covenant Compliance EBITDA
Covenant Compliance EBITDA is defined as earnings before interest expense, taxes, depreciation and amortization, further adjusted to exclude non-cash items, extraordinary, unusual or non-recurring items and other adjustment items permitted in calculating Covenant Compliance EBITDA under the Amended Credit Agreement, the Third Amended and Restated Credit Agreement and the indentures governing the Senior Notes. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Covenant Compliance EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financial covenants.

EBITDA, Adjusted EBITDA and Covenant Compliance EBITDA do not represent net earnings or (loss) or cash flow from operations as those terms are defined by GAAP and do not necessarily indicate whether cash flows will be sufficient to fund cash needs. In particular, the definitions of Covenant Compliance EBITDA under the Amended Credit Agreement, the Third Amended and Restated Credit Agreement and the indentures allow Pinnacle to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net earnings or loss. However, these are expenses that may recur, vary greatly and are difficult to predict. While EBITDA, Adjusted EBITDA and Covenant Compliance EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, they are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.

Pursuant to the terms of both the Amended Credit Agreement and the Third Amended and Restated Credit Agreement, Pinnacle Foods Finance is required to maintain a ratio of Net First Lien Secured Debt to Covenant Compliance EBITDA of no greater than 5.75 to 1.00. Net First Lien Secured Debt is defined as Pinnacle Foods Finance's aggregate consolidated secured indebtedness secured on a first lien basis, less the aggregate amount of all unrestricted cash and cash equivalents.

In addition, under the Amended Credit Agreement, the Third Amended and Restated Credit Agreement and the indentures governing the Senior Notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Senior Secured Leverage Ratio (which is currently the same as the ratio of Net First Lien Secured Debt to Covenant Compliance EBITDA described above), in the case of the Amended Credit Agreement, and the Third Amended and Restated Credit Agreement, or to the ratio of Covenant Compliance EBITDA to fixed charges for the most recently concluded four consecutive fiscal quarters, in the case of the Senior Notes. We believe that these covenants are material terms of these agreements and that information about the covenants is material to an investor's understanding our financial performance. As of December 25, 2016, we were in compliance with all covenants and other obligations under the Amended Credit Agreement and the indentures governing the Senior Notes.

Our ability to meet the covenants specified above in future periods will depend on events beyond our control, and we cannot assure you that we will meet those ratios. A breach of any of these covenants in the future could result in a default under, or an inability to undertake certain activities in compliance with, the Third Amended and Restated Credit Agreement and the indentures governing the Senior Notes, at which time the lenders could elect to declare all amounts outstanding under the Third Amended and Restated Credit Agreement to be immediately due and payable. Any such acceleration would also result in a default under the indentures governing the Senior Notes.
The following table provides a reconciliation from our net earnings to EBITDA and Covenant Compliance EBITDA for the fiscal years ended December 25, 2016 and December 27, 2015. The terms and related calculations are defined in the Amended Credit Agreement and the indentures governing the Senior Notes.

(thousands of dollars)	Fiscal year
	December 25, 2016	December 27, 2015
Net earnings	$211,117	$212,508
Interest expense, net	139,098	88,315
Income tax expense	129,430	123,879
Depreciation and amortization expense	105,772	89,660
EBITDA	$585,417	$514,362
Non-cash items (a)	12,850	4,315
Acquisition, merger and other restructuring charges (b)	46,100	12,926
Adjusted EBITDA	$644,367	$531,603
Wish-Bone, Garden Protein and Boulder Brands acquisition adjustments (1)	23,120	10,544
Non-cash equity based compensation charges (2)	14,016	13,555
Covenant Compliance EBITDA	$681,503	$555,702

(1) For fiscal 2016, represents proforma additional EBITDA from Boulder for the period prior to the acquisition and net cost savings projected to be realized from acquisition synergies from the Boulder and Garden Protein acquisitions, calculated consistent with the definition of Covenant Compliance EBITDA. For fiscal 2015, represents the net cost savings projected to be realized from acquisition synergies from both the Garden Protein and Wish-Bone acquisitions, calculated consistent with the definition of Covenant Compliance EBITDA.

(2)
Represents non-cash compensation charges related to the granting of equity awards that occur in the normal course of business. Awards that were issued as a result of the termination of the Hillshire merger agreement are being treated as an adjustment in the determination of Adjusted EBITDA. See Non-cash items below for details.

(a)	Non-cash items are comprised of the following:

(thousands of dollars)	Fiscal year
	December 25, 2016	December 27, 2015
Unrealized gains resulting from hedging activities (1)	$(12,511)	$(1,983)
Tradename impairment charges (2)	11,200	—
Effects of adjustments related to the application of purchase accounting (3)	10,382	—
Non-cash compensation charges (4)	—	1,567
Intra entity foreign exchange (gains) losses (5)	(486)	4,731
Wind down of Boulder Brands UK operations (6)	4,265	—
Total non-cash items	$12,850	$4,315
 _________________

(1)	Represents non-cash gains resulting from mark-to-market adjustments of obligations under derivative contracts.

(2)	For fiscal 2016, represents tradename impairment on Celeste ($7.3 million), Aunt Jemima ($3.0 million) and Snyder of Berlin ($0.9 million).

(3)	For fiscal 2016, represents expense related to the write-up to fair market value of inventories acquired as a result of the Boulder Brands acquisition.

(4)	For fiscal 2015, represents non-cash employee incentives and retention charges resulting from the termination of the Hillshire merger agreement.

(5)	Represents foreign exchange (gains) losses resulting from intra-entity loans that are anticipated to be settled in the foreseeable future.

(6)	Represents charges related to the voluntary wind down of the Boulder Brands private label gluten free bakery operation which is based in the United Kingdom.

(b)	Acquisition, merger and other restructuring charges are comprised of the following:

(thousands of dollars)	Fiscal year
	December 25, 2016	December 27, 2015
Expenses in connection with an acquisition or other non-recurring costs (1)	$6,781	$2,735
Restructuring charges, integration costs and other business optimization expenses (2)	39,079	9,504
Employee severance (3)	240	687
Total other adjustments	$46,100	$12,926
_________________

(1)	For fiscal 2016, represents Boulder Brands acquisition costs. For fiscal 2015, represents Boulder Brands acquisition costs and expenses related to the secondary offerings of common stock.

(2)
For fiscal 2016, primarily represents restructuring charges and integration costs of the Boulder Brands and Garden Protein acquisitions. For fiscal 2015, primarily represents integration costs of the Garden Protein and Wish-Bone acquisitions.

(3)	Represents severance costs paid, or to be paid, to terminated employees.

Our covenant requirements and actual ratios for the year ended December 25, 2016 are as follows:

	Covenant Requirement	Actual Ratio
Amended Credit Agreement
Net First Lien Leverage Ratio (1)	5.75 to 1.00	3.15
Total Leverage Ratio (2)	Not applicable	4.19
Senior Notes (3)
Minimum Covenant Compliance EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions (4)	2.00 to 1.00	5.28
 _________________

(1)
Pursuant to the terms of the Amended Credit Agreement, Pinnacle Foods Finance was required to maintain a ratio of Net First Lien Secured Debt to Covenant Compliance EBITDA of no greater than 5.75 to 1.00. Net First Lien Secured Debt is defined as Pinnacle Foods Finance's aggregate consolidated secured indebtedness secured on a first lien priority basis, less the aggregate amount of all unrestricted cash and cash equivalents.

(2)
The Total Leverage Ratio is not a financial covenant but is used to determine the applicable margin rate under the Amended Credit Agreement. As of December 25, 2016, the Company achieved a total net leverage ratio of less than 4.25:1.0, which would have resulted in a 25 basis point reduction on the margin on Term Loans G and H under the Amended Credit Agreement, subsequent to our quarterly certification to the Administrative Agent which occurs after the filing of this 10-K report. However, Total Leverage Ratio is no longer an applicable metric with respect to the applicable margin rate after the Refinancing which is described more fully in Note 18 to the Consolidated Financial Statements. The Total Leverage Ratio is calculated by dividing consolidated total debt less the aggregate amount of all unrestricted cash and cash equivalents by Covenant Compliance EBITDA.

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

Pinnacle Foods Inc.
Reconciliation of Non-GAAP measures (Unaudited)
Adjusted gross profit and Adjusted gross profit as a % of sales
(thousands)

(thousands of dollars)	Fiscal year
	December 25, 2016	December 27, 2015	December 28, 2014
Gross profit	$916,074	$740,506	$681,198
Accelerated depreciation expense (a)	—	1,131	—
Non-cash items (b)	(2,129)	(1,029)	17,856
Acquisition, merger or other restructuring charges (c)	7,121	9,217	12,247
Adjusted gross profit	$921,066	$749,825	$711,301

Adjusted gross profit as a % of Net sales	29.4%	28.2%	27.5%

 _________________

(a)	Reflects accelerated depreciation related to in-sourcing of Wish-Bone production.

(b)	Non-cash items are comprised of the following:

(thousands of dollars)	Fiscal year
	December 25, 2016	December 27, 2015	December 28, 2014
Unrealized gains resulting from hedging activities (1)	$(12,511)	$(1,983)	$12,542
Effects of adjustments related to the application of purchase accounting (2)	10,382	—	636
Non-cash compensation charges (3)	—	954	4,678
Non-cash items	$(2,129)	$(1,029)	$17,856

 _________________

(1)	Represents non-cash gains resulting from mark-to-market obligations under derivative contracts.

(2)
For fiscal 2016, represents expense related to the write-up to fair market value of inventories acquired as a result of the Boulder Brands acquisition. For fiscal 2014, represents expense related to the write-up to fair market value of inventories acquired as a result of the Garden Protein acquisition.

(3)
For fiscal 2015, represents non-cash employee incentives and retention charges resulting from the termination of the Hillshire merger agreement. For fiscal 2014, represents non-cash employee incentives and retention charges resulting from the termination of the Hillshire merger agreement and equity based compensation expense resulting from the Liquidity event.

(c)	Acquisition, merger and other restructuring charges are comprised of the following:

(thousands of dollars)	Fiscal year
	December 25, 2016	December 27, 2015	December 28, 2014
Expenses in connection with an acquisition or other non-recurring merger costs (1)	$—	$130	$855
Restructuring charges, integration costs and other business optimization expenses (2)	7,121	8,625	10,697
Employee severance and recruiting (3)	—	462	695
Total acquisition, merger and other restructuring charges	$7,121	$9,217	$12,247

 _________________

(1)	Represents expenses incurred related to the terminated agreement with Hillshire.

(2)
For fiscal 2016, primarily represents integration costs of the Garden Protein and Boulder Brands acquisition. For fiscal 2015, primarily represents integration costs of the Garden Protein and Wish-Bone acquisitions.

For fiscal 2014, represents integration costs of the Wish-Bone and Gilster acquisitions and a gain from the sale of our Millsboro, DE facility in September 2014.

(3)	Represents severance costs paid or accrued to terminated employees.

Pinnacle Foods Inc. and Subsidiaries
Reconciliation of Non-GAAP measures
Adjusted EBIT (1)
(thousands)

	Fiscal Year
	December 25, 2016	December 27, 2015	December 28, 2014
Net earnings (as reported)	$211,117	$212,508	$248,418
Interest expense, net	139,098	88,315	96,053
Provision for income taxes	129,430	123,879	167,800
Earnings before interest and taxes (as reported)	479,645	424,702	512,271
Accelerated depreciation expense (2)	—	1,131	—
Non-cash items
Unrealized gains resulting from hedging (3)	(12,511)	(1,983)	12,542
Purchase accounting adjustments (4)	10,382	—	636
Tradename impairment charges (5)	11,200	—	—
Non-cash compensation charges (6)	—	1,567	27,189
Intra entity foreign exchange (gains)/losses (7)	(486)	4,731	655
Wind down of Boulder Brands UK operations (8)	4,265	—	—
Acquisition, merger and other restructuring charges
Acquisition or other non recurring expenses (9)	6,781	2,735	(144,526)
Restructuring and integration costs (10)	39,079	9,504	11,011
Employee severance (11)	240	687	3,465
Other	—	—	169
Adjusted EBIT	$538,595	$443,074	$423,412

(1)	Excludes Boulder, Wish-Bone and Gardein anticipated synergies which are included in calculating Covenant compliance.

(2)	Reflects accelerated depreciation related to in-sourcing of Wish-Bone production.

(3)	Represents non-cash gains resulting from mark-to-market obligations under derivative contracts.

(4)	For fiscal 2016, represents expense related to the write-up to fair value of inventories acquired as a result of the Boulder Brands acquisition.

(5)	Represents tradename impairment on Celeste ($7.3 million), Aunt Jemima ($3.0 million) and Snyder of Berlin ($0.9 million).

(6)	Represents non-cash employee incentives and retention charges resulting from the termination of the Hillshire merger agreement.

(7)	Represents foreign exchange (gains) losses resulting from intra-entity loans that are anticipated to be settled in the foreseeable future.

(8)	Represents charges related to the voluntary wind down of the Boulder Brands private label gluten free bakery operation which is based in the United Kingdom.

(9)	For fiscal 2016, represents Boulder Brands acquisition costs. For fiscal 2015, represents Boulder Brands acquisition costs and expenses related to the secondary offerings of common stock.

(10)
For fiscal 2016, primarily represents restructuring charges and integration costs of the Boulder Brands and Garden Protein acquisitions. For fiscal 2015, primarily represents integration costs of the Garden Protein and Wish-Bone acquisitions.

(11)	Represents severance costs not related to business acquisitions paid, or to be paid, to terminated employees.

Pinnacle Foods Inc.
Reconciliation from Reported to Adjusted Segment Amounts
For the fiscal year ended December 25, 2016, December 27, 2015, and December 28, 2014
(thousands)

	Fiscal Year
	December 25, 2016	December 27, 2015	December 28, 2014

Earnings before interest & taxes - Reported
Frozen	$240,919	$218,536	$193,185
Grocery	229,155	203,146	177,381
Boulder	9,096	(5,498)	(4,242)
Specialty	32,263	34,369	31,029
Unallocated corporate expenses	(31,788)	(25,851)	114,918
Total	$479,645	$424,702	$512,271

Adjustments (Non GAAP - See separate table)
Frozen	$5,454	$894	$16,240
Grocery	6,907	7,467	27,076
Boulder	37,439	8,181	4,436
Specialty	2,369	117	2,637
Unallocated corporate expenses	6,781	1,713	(139,248)
Total	$58,950	$18,372	$(88,859)

Earnings before interest & taxes - Adjusted (Non GAAP - See separate discussion and tables)
Frozen	$246,373	$219,430	$209,425
Grocery	236,062	210,613	204,457
Boulder	46,535	2,683	194
Specialty	34,632	34,486	33,666
Unallocated corporate expenses	(25,007)	(24,138)	(24,330)
Total	$538,595	$443,074	$423,412

Pinnacle Foods Inc.
Reconciliation from Reported to Adjusted Segment Amounts
Supplemental Schedule of Adjustments Detail (unaudited)
For the fiscal year ended December 25, 2016, December 27, 2015, and December 28, 2014
(millions)

	Adjustments to Earnings Before Interest and Taxes
	Fiscal Year
	December 25, 2016	December 27, 2015	December 28, 2014
Frozen
Restructuring and acquisition integration charges	$0.5	$—	$—
Employee severance	0.1	0.4	1.6
Liquidity event stock compensation expense	—	—	4.9
Unrealized mark-to-market (gain)/loss	(5.8)	(0.6)	5.9
Hillshire merger termination-related employee compensation expense	—	0.8	3.5
Expenses related to the write-up to fair value of inventories acquired	0.3	—	—
Tradename impairment charges	10.3	—	—
Other	0.1	0.3	0.3
Total Frozen	$5.5	$0.9	$16.2

Grocery
Restructuring and acquisition integration charges	$8.6	$7.3	$11.1
Employee severance	0.1	0.3	1.7
Liquidity event stock compensation expense	—	—	4.7
Unrealized mark-to-market (gain)/loss	(5.5)	(1.3)	5.6
Hillshire merger termination-related employee compensation expense	—	0.8	3.4
Expenses related to the write-up to fair value of inventories acquired	3.5	—	—
Other	0.2	0.4	0.6
Total Grocery	$6.9	$7.5	$27.1

Boulder
Restructuring and acquisition integration charges	$27.4	$8.2	$4.4
Wind down of Boulder Brands UK operations	4.3	—	—
Unrealized mark-to-market (gain)/loss	(0.3)	—	—
Expenses related to the write-up to fair value of inventories acquired	6.0	—	—
Total Boulder	$37.4	$8.2	$4.4

Specialty
Employee severance	$—	$—	$0.2
Restructuring and acquisition integration charges	1.4	—	—
Liquidity event stock compensation expense	—	—	0.6
Unrealized mark-to-market (gain)/loss	(0.8)	(0.1)	0.8
Hillshire merger termination-related employee compensation expense	—	0.1	0.5
Expenses related to the write-up to fair value of inventories acquired	0.6	—	—
Tradename impairment charges	0.9	—	—
Other	0.3	0.1	0.5
Total Specialty	$2.4	$0.1	$2.6

Unallocated Corporate Expenses
Boulder Brands acquisition related charges	$6.8	$1.7	$—
Hillshire merger termination fee received, net	—	—	(153.0)
Liquidity event stock compensation expense	—	—	13.6
Other	—	—	0.2
Total Unallocated Corporate Expenses	$6.8	$1.7	$(139.2)

Contractual Commitments

The table below provides information on our contractual commitments as of December 25, 2016:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Total debt at face value (1)	$3,169,926	$17,605	$21,196	$2,264,125	$867,000
Projected interest payments on long term debt (2)	418,509	96,536	212,579	81,606	27,788
Operating lease obligations	76,589	16,674	24,690	18,714	16,511
Capital lease obligations	47,421	11,356	15,144	12,738	8,183
Purchase obligations (3)	1,008,087	609,056	101,325	77,674	220,032
Pension (4)	65,552	—	8,178	10,224	47,150
Total (5)	$4,786,084	$751,227	$383,112	$2,465,081	$1,186,664

(1)	Total debt at face value includes scheduled principal repayments and excludes interest payments.

(2)
The total projected interest payments on long-term debt are based upon borrowings and interest rates as of December 25, 2016, including the effect of interest rate swaps in place. The interest rate on variable rate debt is subject to changes beyond our control and may result in actual interest expense and payments differing from the amounts above. Our refinancing, more fully described in Note 18 of the Consolidated Financial Statements, is expected to result in significantly lower projected interest payments than those as of the balance sheet date.

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

(4)
The funding of the defined benefit pension plan is based upon our planned 2017 cash contribution. The future years' contributions are based upon our expectations taking into consideration the funded status of the plan at December 25, 2016. Currently, under ERISA and IRS guidelines, our plan is 99% funded.

(5)
The total excludes the liability for uncertain tax positions. We are not able to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. Therefore, the long-term portion of the liability is excluded from the preceding table.

Off-Balance Sheet Arrangements

As of December 25, 2016, we did not have any off-balance sheet obligations.

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

Our significant accounting policies are detailed in Note 2 to our Consolidated Financial Statements for the fiscal year ended December 25, 2016. The following areas are the most important and require the most difficult, subjective judgments.

Trade and Consumer Promotion Programs

The Company offers various sales incentive programs to customers and consumers, such as feature price discounts, in-store display incentives, cooperative advertising programs, new product introduction fees, and coupons. The mix between the various sales incentive programs, which are classified as reductions in revenue, and advertising or other marketing activities, which are classified as marketing and selling expenses, fluctuates between periods based on the Company's overall marketing plans, and such fluctuations have an impact on revenues. The measurement and recognition of the costs for trade and consumer promotion programs involves the use of judgment related to performance and redemption estimates. Estimates are made based on historical experience and other factors and are adjusted quarterly based upon our most recent experience and new information. Typically, programs that are offered have a very short duration. Historically, the difference between actual experience compared to estimated redemptions and performance has not been significant to the quarterly or annual financial statements and actual expense has been within 1.0% of amounts accrued. However, actual expenses may differ if the level of redemption rates and performance were to vary from estimates.

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

In estimating the fair value of our reporting units we primarily use the income approach, which utilizes forecasted discounted cash flows to estimate the fair value for each reporting unit. We believe that the use of the discounted cash flow model results in the most accurate estimate of the reporting unit's fair value since market values for our reporting units are not readily available. The income approach utilizes management's business plans and projections as the basis for expected future cash flows for five years plus a terminal year. We make significant assumptions including projected sales growth rates and operating margins and the weighted average cost of capital. In our recent impairment tests, we forecasted cash flows for five years plus a terminal year and assumed a weighted average cost of capital of 6.25%. Our projections assume sales growth rates for the next five years and the terminal year that generally average between 1.0% and 3.0% and operating margins which increase moderately from historical levels over time as a result of planned capital improvements in our plants and manufacturing efficiency projects. These assumptions are determined based upon our expectations for each of the individual reporting units and in our judgment are consistent with other companies in the packaged food industry.

In fiscal 2016, all reporting units tested had a fair value that exceeded their carrying value by at least 70%. We performed a sensitivity analysis on our weighted average cost of capital and we determined that a 50 basis point increase in the weighted average cost of capital would not have resulted in any of our reporting units implied fair value being less than their carrying value. Additionally, a 50 basis point decrease in the terminal growth rate used for each reporting unit would also not have resulted in any of our reporting units implied fair value being less than their carrying value

We also evaluate the carrying amount of our trade names for impairment on an annual basis, in conjunction with our Goodwill testing, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of an intangible asset with its carrying value. If the carrying value of a trade name exceeds its fair value at the time of the evaluation, we would charge the shortfall to earnings.

To estimate the fair value of our trade names we primarily use the relief from royalty method, which utilizes forecasted discounted net sales to estimate the fair value. The utilization of the relief from royalty method requires us to make significant assumptions including sales growth rates, implied royalty rates and discount rates. As discussed in Note 9 to the Consolidated Financial Statements, in fiscal 2016, we recognized impairments of $7.3 million on Celeste, $3.0 million on Aunt Jemima and $0.9 million on Snyder of Berlin. These charges were the result of the Company's reassessment of the long-term sales projections for the brands during our annual planning cycle which occurs during the third quarter each year. In addition, we performed a sensitivity analysis on our weighted average cost of capital and we determined that a 50 basis point increase in the weighted average cost of capital would have resulted in an additional impairment of $5.3 million. Additionally, a 50 basis point decrease in the terminal growth rate used for each of the impaired tradenames would have resulted in an additional impairment of $4.3 million.

Other than the recently valued Boulder Brands tradenames, in the course of our testing, we identified an additional three tradenames which do not have a fair value that exceeded their carrying value by at least 15%. The total carrying value of these tradenames as of December 25, 2016 is $25.5 million.We performed a sensitivity analysis on our weighted average cost of capital and we determined that a 50 basis point increase in the weighted average cost of capital would have resulted in an additional impairment of $5.7 million. Additionally, a 50 basis point decrease in the terminal growth rate used for each tradename would have resulted in an additional impairment of $4.6 million.

Pension Benefits

The Company had provided pension benefits to certain employees and retirees. All pension plans are frozen for future benefits. Determining the cost associated with such benefits is dependent on various actuarial assumptions, including discount rates, expected return on plan assets and mortality rates. Independent actuaries, in accordance with GAAP, perform the required calculations to determine pension expense. Actual results that differ from the actuarial assumptions are generally accumulated and amortized over future periods.
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
 Net periodic pension benefit was $0.2 million in fiscal 2016, $1.8 million in fiscal 2015 and $1.6 million in fiscal 2014. Significant weighted-average assumptions for all plans used in the calculation are:

Pension Benefits	2016	2015	2014

Pension
Discount rate	4.2%	3.9%	4.8%
Expected return on plan assets	6.0%	6.3%	6.5%

Estimated sensitivities to annual net periodic pension cost are as follows: a 50-basis-point reduction in the discount rate would have a minimal effect on pension expense by decreasing it by $0.1 million; a 50-basis-point reduction in the estimated return on assets assumption would increase pension expense by approximately $1.0 million.
Net periodic pension benefit is expected to be approximately $2.0 million in 2017. In fiscal 2017, the Company does not expect to make any significant contributions. We made contributions to our plans of $0.3 million in fiscal 2016, $3.1 million in fiscal 2015 and $7.8 million in fiscal 2014.
 See also Note 11 to the Consolidated Financial Statements "Pension and Retirement Plans" for additional information on pension expenses.

Income taxes

We record income taxes based on the amounts that are refundable or payable in the current year, and we include results of any difference between U.S. GAAP and tax reporting that we record as deferred tax assets or liabilities. We review our deferred tax assets for recovery. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in our tax provision in the period of change. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax assets and the timing of income tax payments. Actual collections and payments may differ from these estimates as a result of changes in tax laws as well as unanticipated future transactions impacting related income tax balances.

Recently Issued Accounting Pronouncements

For more information on recently issued accounting pronouncements, see Note 2 of the Consolidated Financial Statements "Summary of Significant Accounting Policies".

ITEM 7A:     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

FINANCIAL INSTRUMENTS

The sensitivity analyses we present below do not consider the effect of possible adverse changes in the general economy, nor do they consider additional actions we may take to mitigate our exposure to such changes. Our effort to manage or continue to manage any of these risks in the future may not be successful.

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

As discussed above, our variable rate financing arrangements subject us to interest rate risk. If the benchmark LIBOR interest rate were to increase by 50 basis points this would have no impact on the interest payments on our variable rate facilities or payments made on our interest rate swap contracts. An increase of 50 basis points on LIBOR interest rates would not have placed rates above the floor for our variable rate facilities or our interest rate contracts. As of December 25, 2016, a 50 basis point decrease in the benchmark LIBOR interest rate would have decreased the fair value of our interest rate swap assets by $10.3 million.

As discussed in more detail in Note 18 to the Financial Statements, on February 3, 2017, the Company amended it credit agreement which significantly changed our debt profile and associated risk.

Foreign Currency Risk

Certain parts of our foreign operations in Canada expose us to fluctuations in foreign exchange rates. Our goal is to reduce our exposure to such foreign exchange risks on our foreign currency cash flows and fair value fluctuations on recognized foreign currency denominated assets, liabilities and unrecognized firm commitments to acceptable levels primarily through the use of foreign exchange-related derivative financial instruments. We enter into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of our functional currency. As of December 25, 2016, a 10% appreciation in the U.S. dollar relative to the Canadian dollar would have decreased the fair value of our foreign exchange forward contracts by $1.0 million.

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

In addition, we may also purchase forward derivative contracts on certain commodities to manage the price risk associated with forecasted purchases of materials used in our manufacturing process. Although they are not speculative, generally these derivatives are not designated as hedges as they do not meet the authoritative guidance for derivative and hedge accounting. From time to time, we enter into commodity forward contracts to fix the price of diesel fuel, natural gas, soybean oil and other commodity purchases at a future delivery date. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in Cost of products sold in the Consolidated Statements of Operations.

As of December 25, 2016, the potential change in fair value of commodity derivative instruments, assuming a 10% adverse movement in the underlying commodity prices, would have resulted in an unrealized net loss of $1.7 million.

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

ITEM 8.    FINANCIAL STATEMENTS

Financial statements begin on the following page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Pinnacle Foods Inc.
Parsippany, New Jersey

We have audited the accompanying consolidated balance sheets of Pinnacle Foods Inc. and subsidiaries (the “Company”) as of December 25, 2016 and December 27, 2015, and the related consolidated statements of operations, comprehensive earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 25, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pinnacle Foods Inc. and subsidiaries as of December 25, 2016 and December 27, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 25, 2016, based on the criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 23, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Pinnacle Foods Inc.
Parsippany, New Jersey

We have audited the internal control over financial reporting of Pinnacle Foods Inc. and subsidiaries (the “Company”) as of December 25, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 25, 2016 of the Company and our report dated February 23, 2017 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 23, 2017

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands, except per share amounts)

	Fiscal year
	December 25, 2016	December 27, 2015	December 28, 2014
	52 weeks	52 weeks	52 weeks
Net sales	$3,127,938	$2,655,792	$2,591,183
Cost of products sold	2,211,864	1,915,286	1,909,985
Gross profit	916,074	740,506	681,198

Marketing and selling expenses	218,260	176,702	177,372
Administrative expenses	163,056	107,004	117,275
Research and development expenses	18,113	12,992	11,281
Tradename impairment charges	11,200	—	—
Termination fee received, net of costs, associated with the Hillshire merger agreement	—	—	(152,982)
Other expense (income), net	25,800	19,106	15,981
	436,429	315,804	168,927
Earnings before interest and taxes	479,645	424,702	512,271
Interest expense	139,243	88,513	96,174
Interest income	145	198	121
Earnings before income taxes	340,547	336,387	416,218
Provision for income taxes	129,430	123,879	167,800
Net earnings	$211,117	$212,508	$248,418

Net earnings per share:
Basic	$1.81	$1.83	$2.15
Weighted average shares outstanding- basic	116,872	116,032	115,698
Diluted	$1.79	$1.81	$2.13
Weighted average shares outstanding- diluted	118,161	117,323	116,885
Dividends declared	$1.08	$0.98	$0.89
See accompanying Notes to Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(thousands)

	Fiscal year
	December 25, 2016			December 27, 2015			December 28, 2014
	52 Weeks			52 Weeks			52 Weeks
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount

Net earnings			$211,117			$212,508			$248,418
Other comprehensive earnings (loss)
Foreign currency translation:
Foreign currency translation adjustments	2,429	—	2,429	(4,364)	—	(4,364)	(2,588)	1,000	(1,588)
Cash-flow hedges:
Unrealized gains (losses) arising during the period	(6,573)	2,496	(4,077)	(22,078)	8,519	(13,559)	(24,841)	9,538	(15,303)
Reclassification adjustment for (gains) losses included in net earnings	8,219	(3,144)	5,075	526	(323)	203	(625)	471	(154)
Pension:
Net actuarial gain (loss) arising during the period	6,023	(2,295)	3,728	(7,305)	2,763	(4,542)	(21,347)	8,114	(13,233)
Reclassification of net actuarial loss included in net earnings	1,071	(407)	664	981	(373)	608	67	(26)	41
Other comprehensive earnings (loss)	11,169	(3,350)	7,819	(32,240)	10,586	(21,654)	(49,334)	19,097	(30,237)
Total comprehensive earnings			$218,936			$190,854			$218,181

See accompanying Notes to Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(thousands, except share and per share amounts)

	December 25, 2016	December 27, 2015
Current assets:
Cash and cash equivalents	$353,076	$180,549
Accounts receivable, net of allowances of $12,335 and $7,902, respectively	289,582	219,736
Inventories	445,491	403,101
Other current assets	10,687	13,677
Deferred tax assets	51,679	40,571
Total current assets	1,150,515	857,634
Plant assets, net of accumulated depreciation of $491,397 and $408,294, respectively	723,345	631,109
Tradenames	2,529,558	2,001,048
Other assets, net	173,071	120,364
Goodwill	2,163,156	1,714,008
Total assets	$6,739,645	$5,324,163

Current liabilities:
Short-term borrowings	$2,389	$2,225
Current portion of long-term obligations	23,801	14,847
Accounts payable	292,478	211,039
Accrued trade marketing expense	51,054	46,228
Accrued liabilities	166,741	100,510
Dividends payable	35,233	30,798
Total current liabilities	571,696	405,647
Long-term debt	3,140,496	2,257,012
Pension and other postretirement benefits	56,323	63,454
Other long-term liabilities	47,529	54,506
Deferred tax liabilities	974,659	738,015
Total liabilities	4,790,703	3,518,634
Commitments and contingencies (Note 13)
Shareholders' equity:
Pinnacle preferred stock: $.01 per share, 50,000,000 shares authorized, none issued	—	—
Pinnacle common stock: par value $.01 per share, 500,000,000 shares authorized; issued 119,127,269 and 117,619,695, respectively	1,191	1,176
Additional paid-in-capital	1,429,447	1,378,521
Retained earnings	601,049	517,330
Accumulated other comprehensive loss	(51,569)	(59,388)
Capital stock in treasury, at cost, 1,000,000 common shares	(32,110)	(32,110)
Total Pinnacle Foods Inc. and Subsidiaries shareholders' equity	1,948,008	1,805,529
Noncontrolling interest	934	—
Total Equity	1,948,942	1,805,529
Total liabilities and shareholders' equity	$6,739,645	$5,324,163

See accompanying Notes to Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands)

	Fiscal year
	December 25, 2016	December 27, 2015	December 28, 2014
	52 weeks	52 weeks	52 weeks
Cash flows from operating activities
Net earnings	$211,117	$212,508	$248,418
Non-cash charges (credits) to net earnings
Depreciation and amortization	105,772	89,660	80,627
Tradename impairment charge	11,200	—	—
Charges resulting from the wind down of Boulder Brands United Kingdom operations	4,265	—	—
Amortization of debt acquisition costs and discounts	9,554	6,353	6,507
Refinancing costs and write off of debt issuance costs	600	—	1,879
Change in value of financial instruments	(12,511)	(1,942)	12,537
Equity based compensation expense	14,016	15,122	35,951
Pension expense, net of contributions	(37)	(4,700)	(9,300)
Gain on sale of assets held for sale	—	—	(1,541)
Other long-term liabilities	(3,007)	4,506	1,962
Other long-term assets	(283)	—	—
Foreign exchange (gains) losses	(486)	4,731	2,620
Excess tax benefits on equity-based compensation	(11,577)	(1,442)	(905)
Deferred income taxes	48,182	115,584	159,537
Changes in working capital
Accounts receivable	(29,417)	(30,882)	(21,630)
Inventories	23,530	(49,210)	21,557
Accrued trade marketing expense	4,771	10,534	(516)
Accounts payable	61,016	15,050	24,910
Accrued liabilities	36,443	(6,609)	(10,620)
Other current assets	14,356	(6,352)	(1,283)
Net cash provided by operating activities	487,504	372,911	550,710
Cash flows from investing activities
Business acquisition activity	(985,365)	1,102	(169,373)
Capital expenditures	(101,050)	(108,477)	(102,967)
Proceeds from sale of plant assets	—	1,618	2,328
Net cash used in investing activities	(1,086,415)	(105,757)	(270,012)
Cash flows from financing activities
Net proceeds from issuance of common stock	26,436	1,231	489
Dividends paid	(122,850)	(111,758)	(101,606)
Proceeds from bank term loans	547,250	—	—
Proceeds from notes offerings	350,000	—	—
Repayments of long-term obligations	(13,741)	(8,870)	(219,967)
Proceeds from short-term borrowings	4,452	4,261	4,757
Repayments of short-term borrowings	(4,259)	(4,480)	(4,799)
Borrowings under revolving credit facility	—	—	65,000
Repayments of revolving credit facility	—	—	(65,000)
Repayment of capital lease obligations	(3,950)	(3,585)	(2,373)
Purchase of stock for treasury	—	—	(32,110)
Excess tax benefits on stock-based compensation	11,577	1,442	905
Taxes paid related to net share settlement of equity awards	(1,087)	(2,401)	(3,061)
Debt acquisition costs	(22,564)	—	(258)
Net cash provided by (used in) by financing activities	771,264	(124,160)	(358,023)
Effect of exchange rate changes on cash	174	(922)	(937)
Net change in cash and cash equivalents	172,527	142,072	(78,262)
Cash and cash equivalents - beginning of period	180,549	38,477	116,739
Cash and cash equivalents - end of period	$353,076	$180,549	$38,477
Supplemental disclosures of cash flow information:
Interest paid	$109,029	$78,926	$88,783
Interest received	145	198	121
Income taxes paid	31,645	18,885	7,802
Non-cash investing and financing activities:
New capital leases	18,014	—	1,288
Note payable issued in connection with acquisitions	—	—	14,850
Dividends payable	35,233	30,798	27,847
Accrued additions to plant assets	27,183	23,878	25,763
See accompanying Notes to Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(thousands, except share and per share amounts)

	Common Stock		Treasury Stock		Additional Paid In Capital	Retained earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 29 2013	117,231,853	$1,172	—	$—	$1,328,847	$275,519	$(7,497)	$1,598,041	$—	$1,598,041

Equity contributions:
Equity based compensation plans	61,892	1			34,282			34,283		34,283
Treasury stock purchased			(1,000,000)	(32,110)				(32,110)		(32,110)
Dividends ($0.89 per share)(1)						(104,406)		(104,406)		(104,406)
Comprehensive earnings						248,418	(30,237)	218,181		218,181
Balance, December 28, 2014	117,293,745	$1,173	(1,000,000)	$(32,110)	$1,363,129	$419,531	$(37,734)	$1,713,989	$—	$1,713,989

Equity contributions:
Equity based compensation plans	325,950	3			15,392			15,395		15,395
Dividends ($0.98 per share)(2)						(114,709)		(114,709)		(114,709)
Comprehensive earnings						212,508	(21,654)	190,854		190,854
Balance, December 27, 2015	117,619,695	$1,176	(1,000,000)	$(32,110)	$1,378,521	$517,330	$(59,388)	$1,805,529	$—	$1,805,529

Equity contributions:
Equity based compensation plans	1,507,574	15			50,926			50,941		50,941
Dividends ($1.08 per share)(3)						(127,398)		(127,398)		(127,398)
Non-controlling interest in acquisition									934	934
Comprehensive earnings						211,117	7,819	218,936		218,936
Balance, December 25, 2016	119,127,269	$1,191	(1,000,000)	$(32,110)	$1,429,447	$601,049	$(51,569)	$1,948,008	$934	$1,948,942

See accompanying Notes to Consolidated Financial Statements

(1) $0.21 per share declared February 2014 and May 2014, $0.235 per share declared August 2014 and December 2014.
(2) $0.235 per share declared February 2015 and June 2015, $0.255 per share declared September 2015 and December 2015.
(3) $0.255 per share declared February 2016 and June 2016, $0.285 per share declared August 2016 and December 2016.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

1. Summary of Business Activities
Business Overview
Pinnacle Foods Inc. ("Pinnacle" or the "Company") is a leading manufacturer, marketer and distributor of high quality, branded convenience food products, the products and operations of which are managed and reported in four  operating segments: (i) Frozen, (ii) Grocery, (iii) Boulder and (iv) Specialty. During the fourth quarter of fiscal 2016, the Company reorganized its reporting structure in a manner that resulted in the above four reportable segments. Refer to Note 14, Segments, for additional information and selected financial information.

The Frozen segment is comprised of the retail businesses of the Company's legacy frozen brands, including vegetables (Birds Eye), complete bagged meals (Birds Eye Voila! and Birds Eye Signature Skillets), full-calorie single-serve frozen dinners and entrées (Hungry-Man), prepared seafood (Van de Kamp's and Mrs. Paul's), pancakes / waffles / French Toast (Aunt Jemima), frozen and refrigerated bagels (Lender's) and pizza for one (Celeste). The Frozen segment also includes all of the Company’s business in Canada. The Grocery segment is comprised of the retail businesses of the Company's grocery brands, including cake/brownie mixes and frostings (Duncan Hines), shelf-stable pickles (Vlasic), salad dressings (Wish-Bone, Western and Bernstein’s), table syrups (Log Cabin and Mrs. Butterworth's), refrigerated and shelf-stable spreads (Smart Balance), canned meat (Armour, Nalley and Brooks), pie and pastry fillings (Duncan Hines Comstock and Wilderness), and barbecue sauces (Open Pit). The Boulder segment is comprised of the retail businesses of the Company's health and wellness lifestyle brands including gluten-free products (Udi's and Glutino), natural frozen meal offerings (EVOL), plant-based refrigerated and shelf-stable spreads (Earth Balance) and plant-based protein frozen products (gardein). The Specialty Foods segment includes the Company’s snack products (Tim's Cascade and Snyder of Berlin) and all of its U.S. foodservice and private label businesses, including those of the Garden Protein International and Boulder Brands acquisitions.
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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

2. Summary of Significant Accounting Policies

Consolidation. The Consolidated Financial Statements include the accounts of Pinnacle and its subsidiaries. The results of companies acquired during the year are included in the Consolidated Financial Statements from the effective date of the acquisition. Intercompany transactions have been eliminated in consolidation.

Foreign Currency Translation. Foreign-currency-denominated assets and liabilities are translated into U.S. dollars at exchange rates existing at the respective balance sheet dates. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of Accumulated other comprehensive loss within shareholders' equity. The Company translates the results of operations of its foreign subsidiaries at the average exchange rates during the respective periods. Gains and losses resulting from foreign currency transactions are normally included in Cost of products sold on the Consolidated Statements of Operations and include the mark to market and realized gains and losses on our foreign currency swaps as discussed in Note 12 to our Consolidated Financial Statements. Additionally, the Company recorded a $0.5 million foreign exchange gain and a $4.7 million foreign exchange loss in the fiscal years ended December 25, 2016 and December 27, 2015, respectively. These amounts represent foreign exchange losses from intra-entity loans resulting from the Garden Protein acquisition that are anticipated to be settled in the foreseeable future and are recorded in Other expense (income), net on the Consolidated Statements of Operations.

Fiscal Year. The Company's fiscal year ends on the last Sunday in December.

Cash and Cash Equivalents. The Company considers investments in all highly liquid instruments with an initial maturity of three months or less to be cash equivalents. Cash equivalents are measured at fair value and are Level 1 assets.

Inventories. Substantially all inventories are valued at the lower of average cost or net realizable value. The type of costs included in inventory are ingredients, containers, packaging, other raw materials, direct manufacturing labor and fully absorbed manufacturing overheads. When necessary, the Company adjusts the carrying value of its inventories to the lower of cost or net realizable value, including any costs to sell or dispose and consideration for obsolescence, excessive inventory levels, product deterioration and other factors in evaluating net realizable value.

Plant Assets. Plant assets are stated at historical cost, and depreciation is computed using the straight-line method over the lives of the assets. Buildings and machinery and equipment are depreciated over periods not exceeding 45 years and 15 years, respectively. The weighted average estimated remaining useful lives are approximately 15 years for buildings and 8 years for machinery and equipment. When assets are retired, sold, or otherwise disposed of, their gross carrying value and related accumulated depreciation are removed from the accounts and included in determining gain or loss on such disposals. Costs of assets acquired in a business combination are based on the estimated fair value at the date of acquisition.

Goodwill and Indefinite-lived Intangible Assets. The Company evaluates the carrying amount of goodwill and indefinite-lived tradenames for impairment on at least an annual basis and when events occur or circumstances change that an impairment might exist. The Company performs goodwill impairment testing for each business which constitutes a component of the Company's operating segments, known as reporting units. The Company performs quantitative testing by calculating the fair value of each reporting unit. The Company compares the fair value of these reporting units with their carrying values inclusive of goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company compares the implied fair value of the reporting unit's goodwill to its carrying amount and any shortfall is charged to earnings. In estimating the implied fair value of the goodwill, the Company estimates the fair value of the reporting unit's tangible and intangible assets (other than goodwill). In estimating the fair value of its reporting units, the Company primarily uses the income approach, which utilizes forecasted discounted cash flows to estimate the fair value for each reporting unit. The income approach utilizes management's business plans and projections as the basis for expected future cash flows for five years plus a terminal year. It requires significant assumptions including projected sales growth rates and operating margins and the weighted average cost of capital. In the most recent impairment tests, the Company forecasted cash flows for five years plus a terminal year and assumed a weighted average cost of capital of 6.25%. These projections assume sales growth rates for the next five years and the terminal year that generally average between 1.0% and 3.0% and operating margins which increase moderately from historical levels over time as a result of planned capital improvements in the Company's plants and manufacturing efficiency projects. These assumptions are determined based upon management's expectations for each of the individual reporting units.

For indefinite-lived tradename intangible assets, the Company determines recoverability by comparing the carrying value to its fair value estimated based on discounted cash flows attributable to the tradename and charges the shortfall, if any, to earnings. In estimating the fair value of trade names, the Company primarily uses the relief from royalty method. The relief from royalty

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

method involves discounted net sales, which require management to make significant assumptions regarding the weighted average cost of capital, sales growth trends and representative royalty rates.

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

Advertising. Advertising costs include the cost of working media (advertising on television, radio or in print), the cost of producing advertising, and the cost of coupon insertion and distribution. Working media and coupon insertion and distribution costs are expensed in the period the advertising is run or the coupons are distributed. The cost of producing advertising is expensed as of the first date the advertisement takes place. Advertising included in the Company's marketing and selling expenses were $33.0 million for fiscal year ended December 25, 2016, $28.2 million for fiscal year ended December 27, 2015 and $35.9 million for fiscal year ended December 28, 2014.

Shipping and Handling Costs. In accordance with the authoritative guidance for revenue recognition, costs related to shipping and handling of products shipped to customers are classified as Cost of products sold.

Pension benefits. The Company had provided pension benefits to certain employees and retirees. Pension benefits are no longer offered to salaried employees. All pension plans are frozen for future benefits. Determining the cost associated with such benefits is dependent on various actuarial assumptions, including discount rates, expected return on plan assets and mortality rates. Independent actuaries, in accordance with Generally Accepted Accounting Principles in the United States of America ("U.S.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

GAAP"), perform the required calculations to determine pension expense. Actual results that differ from the actuarial assumptions are generally accumulated and amortized over future periods.

Equity Based Compensation expense. Grant-date fair value of performance share units ("PSU's") and performance shares ("PS's") are estimated using a Monte Carlo simulation. Grant-date fair value of stock options are estimated using the Black-Scholes option-pricing model, which includes using the simplified method to estimate the number of periods to exercise date. While we had equity compensation plans in place as a private company, our broader post-IPO equity compensation plans have not been in place for a sufficient amount of time to understand their post vesting behavior. As such, we will continue to use this methodology until such time we have sufficient history to provide a reasonable basis on which to estimate the expected term. Compensation expense is reduced based on estimated forfeitures with adjustments to actual expense recorded at the time of vesting. Forfeitures are estimated based on historical experience. The majority of our equity options have a three-year vesting period. For those awards that have a performance condition, compensation expense is based upon the number of shares expected to vest after assessing the probability that the performance criteria will be met. We recognize compensation cost for awards over the vesting period, adjusted for any changes in our probability assessment.

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

Financial Instruments. The Company uses financial instruments to manage its exposure to movements in interest rates, foreign currencies and certain commodity prices. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk or cost to the Company. The Company does not use derivatives for trading purposes and is not a party to leveraged derivatives. The authoritative guidance for derivative and hedge accounting requires that all derivatives be recognized as either assets or liabilities at fair value. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings. The cash flows associated with the financial instruments are included in the cash flow from operating activities.

Deferred financing costs. Deferred financing costs are amortized over the life of the related debt using the effective interest rate method. If debt is prepaid or retired early, the related unamortized deferred financing costs are written off in the period the debt is retired.

Capitalized Internal Use Software Costs. The Company capitalizes the cost of internal-use software that has a useful life in excess of one year. These costs consist of payments made to third parties and the salaries of employees working on such software development. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Capitalized internal use software costs are amortized using the straight-line method over their estimated useful lives, generally 2 ½ to 3 years. The Company amortized $10.4 million for fiscal year ended December 25, 2016, $9.6 million for fiscal year ended December 27, 2015 and $7.7 million for fiscal year ended December 28, 2014. Additionally, as of December 25, 2016 and December 27, 2015, the net book value of capitalized internal use software totaled $25.1 million and $19.1 million, respectively and is included in Plant assets, net on the Consolidated Balance Sheets.

Accumulated other comprehensive loss ("AOCL"). Accumulated other comprehensive loss includes loss on financial instruments, foreign currency translation adjustments, net gains or (losses) on pension actuarial assumptions and the related tax provisions or benefits that are currently presented as a component of shareholder's equity. For more information on accumulated other comprehensive loss, please refer to Note 6 to the Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Recently Issued Accounting Pronouncements
In May 2014, the FASB issued guidance based on the principle that revenue is recognized in an amount expected to be collected and to which the entity expects to be entitled in exchange for the transfer of goods or services. As originally issued, this guidance was effective for us beginning in fiscal year 2018. In August 2015, the FASB deferred the effective date by one year while providing the option to early adopt the standard on the original effective date. Accordingly, the Company will have the option to adopt the standard in either fiscal year 2018 or 2019. The guidance can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact that the new guidance will have on the consolidated financial statements, as well as which transition method it will use.

In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting". The areas for simplification in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The updated guidance will be effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. The amendments related to the timing of when excess tax benefits are recognized are to be applied using a modified retrospective approach. The amendments related to the presentation of employee taxes paid on the statement of cash flows are to be applied retrospectively. The amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement are to be applied prospectively. The Company is in the process of evaluating this guidance.

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

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory", which requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The ASU will not apply to inventories that are measured by using either the last-in, first-out (LIFO) method or the retail inventory method (RIM). The updated guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted.The Company is in the process of evaluating this guidance.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017. The Company is currently evaluating the impact of adopting this guidance.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

3. Acquisitions

Acquisition of the Duncan Hines manufacturing business (the "Gilster acquisition")

On March 31, 2014, the Company acquired the Duncan Hines manufacturing business located in Centralia, Illinois, from Gilster Mary Lee Corporation (“Gilster”), the Company's primary co-packer of Duncan Hines products. The cost of the acquisition was $26.6 million, $11.7 million of which was paid in cash, with the balance due under a $14.9 million four-year note. For more information, see Note 10 to the Consolidated Financial Statements, Debt and Interest Expense. Goodwill, which is not subject to amortization, totaled $9.6 million (tax deductible goodwill of $7.5 million). The entire acquisition was allocated to the Grocery segment. Other operating costs of approximately $0.3 million incurred in connection with the transaction were expensed as incurred and recorded in Cost of products sold in the Consolidated Statements of Operations.

The following table summarizes the allocation of the total cost of the acquisition to the assets acquired and liabilities assumed:

Assets acquired:
Inventories	$10,188
Building and land	3,480
Plant assets	2,302
Deferred tax assets	1,278
Goodwill	9,550
Fair value of assets acquired	26,798
Liabilities assumed:
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

The cost of the Garden Protein acquisition was $156.5 million, which included a first quarter 2015 post closing working capital adjustment that reduced the preliminary purchase price by $1.1 million. This adjustment to the purchase price allocation did not significantly impact previously reported amounts or results. The following table summarizes the allocation of the total cost of the acquisition to the assets acquired and liabilities assumed:

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Assets acquired:
Accounts receivable	$5,226
Inventories	6,798
Prepaid expenses and other assets	572
Property and equipment	13,895
Tradenames	51,950
Distributor relationships	3,098
Private label customer relationships	1,328
Formulations	7,611
Goodwill	82,970
Fair value of assets acquired	173,448
Liabilities assumed:
Accounts payable and accrued liabilities	5,007
Income tax payable	7,878
Long term deferred tax liabilities	1,347
Other long-term liabilities	2,714
Total cost of acquisition	$156,502

Based upon the allocation, the value assigned to intangible assets and goodwill totaled $147.0 million at the valuation date. The goodwill was generated primarily as a result of expected synergies to be achieved in the acquisition. Distributor relationships and private label customer relationships are being amortized on an accelerated basis over 30 and 7 years, respectively. Formulations are being amortized on a straight line basis over 10 years. These useful lives are based on an attrition rate based on industry experience, which management believes is appropriate in the Company's circumstances. The Company has also assigned $51.9 million to the value of the tradename acquired, which is not subject to amortization but is reviewed annually for impairment. Goodwill, which is also not subject to amortization, totaled $83.0 million (tax deductible goodwill of $53.6 million will result from the acquisition). The entire acquisition was allocated to the Boulder segment.

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

Acquisition of Boulder Brands Inc. (the "Boulder Brands acquisition")

On January 15, 2016, the Company acquired 100% of the capital stock of Boulder Brands Inc. ("Boulder") which manufactures a portfolio of health and wellness brands, including Udi's and Glutino gluten-free products, EVOL natural frozen meal offerings, Smart Balance refrigerated and shelf-stable spreads and Earth Balance plant-based refrigerated and shelf-stable spreads. The Boulder Brands acquisition expands the Company's presence in growing and complementary health and wellness categories and in the natural and organic retail channels.

The cost of the Boulder Brands acquisition was $1,001.4 million, which included the repayment of debt. The following table summarizes the allocation of the total cost of the acquisition to the assets acquired and liabilities assumed:

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Assets acquired:
Cash	$16,054
Accounts receivable	41,064
Inventories	66,893
Other current assets	12,043
Deferred tax assets	27,955
Property and equipment	59,405
Tradenames	539,600
Distributor relationships	40,600
Customer relationships	11,400
Other assets	12,298
Goodwill	445,954
Fair value of assets acquired	1,273,266
Liabilities assumed:
Accounts payable	16,022
Accrued liabilities	41,555
Capital lease obligations	7,486
Long term deferred tax liabilities	201,358
Other long-term liabilities	4,504
Non-controlling interest	922
Total cost of acquisition	$1,001,419

Based upon the allocation, the value assigned to intangible assets and goodwill totaled $1,037.7 million. The goodwill was generated primarily as a result of expected synergies to be achieved because of the Boulder Brands acquisition. Distributor relationships and customer relationships are being amortized on an accelerated basis over 30 and 10 years, respectively. These useful lives are based on an attrition rate based on industry experience, which management believes is appropriate in the Company's circumstances. The Company has also assigned $539.6 million to the value of the tradenames acquired, which is not subject to amortization but is reviewed annually for impairment. Goodwill, which is also not subject to amortization, totaled $446.0 million (tax deductible goodwill of $85.5 million resulted from the Boulder Brands acquisition). Goodwill was allocated to the Frozen, Grocery, Boulder, and Specialty segments, as is illustrated in Note 9 to the Consolidated Financial Statements.

During the year ended December 25, 2016, the Boulder Brands acquisition resulted in an additional $469.7 million of net sales and a net loss of $19.3 million, related to Boulder operations from January 15, 2016 to December 25, 2016, which included a $10.4 million charge related to the fair value step-up of inventories acquired and sold during the period, $19.2 million of restructuring costs, primarily severance, $6.8 million of acquisition costs described below and additional interest expense incurred on debt issued to finance the acquisition.

In accordance with the requirements of the accounting for acquisitions, inventories obtained in the Boulder Brands acquisition were required to be valued at fair value (net realizable value, which is defined as estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity), which is $10.4 million higher than historical manufacturing costs. Cost of products sold for the year ended December 25, 2016 includes pre-tax charges of $10.4 million related to the inventory acquired, which were subsequently sold.

The Boulder Brands acquisition was financed through borrowings of $550.0 million in incremental term loans (the "Tranche I Term Loans") due 2023, $350.0 million of 5.875% Senior Notes (the "5.875% Senior Notes) due 2024, $118.3 million of cash on hand, prior to transaction costs of $6.8 million and $1.7 million in the twelve months ended December 25, 2016 and December 27, 2015, respectively, and debt acquisition costs of $24.0 million and $0.4 million in the twelve months ended December 25, 2016 and December 27, 2015, respectively. The debt acquisition costs, which included original issue discount are being amortized over the life of the associated debt using the effective interest method and are recorded in Long-Term debt on the Consolidated Balance Sheet. For more information, see Note 10 to the Consolidated Financial Statements, Debt and Interest Expense. Included in the

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

acquisition costs of $6.8 million for the year ended December 25, 2016 are $6.1 million of merger, acquisition and advisory fees and $0.7 million of other costs. The $1.7 million of transaction costs incurred in fiscal 2015 primarily relate to legal, accounting and other professional fees. The transaction costs are recorded in Other expense (income), net in the Consolidated Statements of Operations.

Pro forma Information

The following unaudited pro forma summary presents the Company's consolidated results of operations as if Boulder had been acquired on December 29, 2014, which was the first day of fiscal 2015. These amounts adjusted Boulder's historical results to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to plant assets and intangible assets had been applied from December 29, 2014, together with the consequential tax effects. These adjustments also reflect the additional interest expense incurred on the debt to finance the purchase. The year ended December 25, 2016 pro forma earnings were adjusted to exclude the acquisition related and restructuring costs incurred and the nonrecurring expense related to the fair value inventory step-up adjustment. The year ended December 27, 2015 pro forma earnings were adjusted to include these charges. The pro forma financial information presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and borrowings undertaken to finance the acquisition had taken place at the beginning of 2015.

Amounts in millions:

	Year ended December 25, 2016 (unaudited)	Year ended December 27, 2015 (unaudited)
Net sales	$3,145.5	$3,162.8
Net earnings	$235.2	$167.3

Boulder Brands Restructuring

As a result of the Boulder Brands acquisition, the Company incurred $19.2 million of restructuring charges in 2016, primarily related to employee termination and retention benefits and were recorded in Administrative expenses in the Consolidated Statements of Operations.

The following table summarizes total restructuring charges accrued as of December 25, 2016. These amounts are recorded in our Consolidated Balance Sheet in Accrued Liabilities.

	Balance			Balance
Description	December 27, 2015	Expense	Payments	December 25, 2016
Accrued restructuring charges	$—	$19,145	$(11,558)	$7,587

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

Level 3:	Unobservable inputs that reflect the Company’s assumptions.
The Company’s financial assets and liabilities subject to recurring fair value measurements and the required disclosures are as follows:

	Fair Value as of December 25, 2016	Fair Value Measurements Using Fair Value Hierarchy			Fair Value as of December 27, 2015	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Foreign currency derivatives	$86	$—	$86	$—	$471	$—	$471	$—
Commodity derivatives	2,833	—	2,833	—	—	—	—	—
Total assets at fair value	$2,919	$—	$2,919	$—	$471	$—	$471	$—

Liabilities
Interest rate derivatives	$16,852	$—	$16,852	$—	$18,868	$—	$18,868	$—
Commodity derivatives	327	—	327	—	10,013	—	10,013	—
Total liabilities at fair value	$17,179	$—	$17,179	$—	$28,881	$—	$28,881	$—

The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk.

The valuations of these instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate, commodity, and foreign exchange forward curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of the authoritative guidance for fair value disclosure, the Company incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. The Company had no recurring fair value measurements based upon significant unobservable inputs (Level 3) as of December 25, 2016 or December 27, 2015.

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

5. Shareholders' Equity, Equity Based Compensation Expense and Earnings Per Share

Equity based Compensation Expense

The Company has two long-term incentive programs: The 2007 Stock Incentive Plan (as defined below) and the 2013 Omnibus Incentive Plan (as defined below). Equity based compensation expense recognized during the period is based on the value of the portion of equity based payment awards that is ultimately expected to vest during the period. As equity based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and revises, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Expense Information

The following table summarizes equity based compensation expense which was allocated as follows:

	Fiscal year ended
	December 25, 2016	December 27, 2015	December 28, 2014
Cost of products sold	$1,556	$3,647	$5,565
Marketing and selling expenses	5,501	3,642	5,836
Administrative expenses	6,417	7,461	23,977
Research and development expenses	542	372	573
Pre-Tax Equity Based Compensation Expense	14,016	15,122	35,951
Income Tax Benefit	5,268	5,638	4,738
Net Equity Based Compensation Expense	$8,748	$9,484	$31,213

As of December 25, 2016, cumulative unrecognized equity compensation expense of the unvested portion of shares and options for the Company's two long-term incentive programs was $34.0 million. The weighted average period over which vesting will occur is approximately 0.9 years for the 2007 Stock Incentive Plan and 1.3 years for the 2013 Omnibus Incentive Plan.

2007 Stock Incentive Plan

The Company adopted an equity option plan (the “2007 Stock Incentive Plan”) providing for the issuance of up to 1,104,888 shares of the Company's common stock through the granting of nonqualified stock options. As of December 25, 2016 any unvested awards vest ratably over five years from the date of grant. Subsequent to the adoption of the 2013 Omnibus Incentive Plan (as further described below), there will be no more grants under this plan.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

The following table summarizes the equity option transactions under the 2007 Stock Incentive Plan:

		Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Life	Aggregate Intrinsic Value (000's)
Outstanding, December 27, 2015		142,643	$9.96	$5.97	3.42	$4,687

	Granted	—	—	—
	Exercised	(61,062)	9.79	5.87
	Forfeitures	(6,362)	12.46	3.97
Outstanding, December 25, 2016		75,219	$9.84	$5.99	2.35	$3,266

Exercisable and Expected to Vest, December 25, 2016		74,873	$9.80	$6.00	2.33	$3,253

Exercisable, December 25, 2016		74,399	$9.76	$6.01	2.31	$3,236

2013 Omnibus Incentive Plan

In connection with the IPO, the Company adopted an equity incentive plan (the “2013 Omnibus Incentive Plan”) providing for the issuance of up to 11,300,000 shares of common stock. On May 25, 2016, the Company’ shareholders approved the Company’s Amended and Restated 2013 Omnibus Incentive Plan (the “Amended and Restated Omnibus Incentive Plan”). Awards granted under this plan include equity options, non-vested shares and restricted stock units ("RSU's"). The Company also granted non-vested performance shares ("PS's") and performance share units ("PSU's") both of which vest based on achievement of total shareholder return performance goals. Under the program, awards of PS's and PSU's will be earned by comparing the company's total shareholder return during a three-year period to the respective total shareholder returns of companies in a performance peer group. Based upon the company's ranking in the performance peer group, a recipient of PS's or PSU's may earn a total award ranging from 0% to 200% of the initial grant.

Stock Options: During 2016, the Company granted 654,613 options under the 2013 Omnibus Incentive Plan and the Amended and Restated Omnibus Incentive Plan. The options vest in full after three years. The exercise price of all options granted is equal to the market value of the shares on the date of grant. Options under the plans have a termination date of 10 years from the date of issuance.

The following table summarizes the equity option transactions under the 2013 Omnibus Incentive Plan and the Amended and Restated Omnibus Incentive Plan:

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

		Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Life	Aggregate Intrinsic Value (000's)
Outstanding, December 27, 2015		3,168,266	$24.72	$6.09	7.72	$57,336

	Granted	654,613	43.51	9.20
	Exercised	(1,282,833)	20.15	4.70
	Forfeitures	(484,976)	33.57	8.44
Outstanding, December 25, 2016		2,055,070	$31.44	$7.39	7.64	$44,821

Exercisable and Expected to Vest, December 25, 2016		1,805,386	$29.84	$7.15	7.40	$42,363

Exercisable, December 25, 2016		782,535	$20.78	$4.96	6.29	$25,410

The Company currently uses the Black-Scholes pricing model as its method of valuation for equity option awards. The fair value of the options granted during the fiscal years ended December 25, 2016, December 27, 2015 and December 28, 2014 was estimated on the date of the grant with the following weighted average assumptions:

	Fiscal year ended
	December 25, 2016	December 27, 2015	December 28, 2014
Risk-free interest rate	1.53%	1.57%	2.18%
Expected time to option exercise	6.50 years	6.50 years	6.50 years
Expected volatility	27%	27%	37%
Expected dividend yield on Pinnacle Foods Inc. stock	2.4%	2.3%	2.9%

Volatility was based on the average volatility of a group of publicly traded food companies. The Company estimates the annual forfeiture rates to be approximately 11% under its long-term incentive plans.

Cash received from option exercises for the fiscal years ended December 25, 2016, December 27, 2015 and December 28, 2014 was $26.4 million, $1.2 million and $0.5 million, respectively.

Non-vested shares and RSU's: During 2016, the Company granted 341,456 RSU's under the 2013 Omnibus Incentive Plan and and the Amended and Restated Omnibus Incentive Plan. The awards vest in full over a period of one to three years.

The following table summarizes the changes in non-vested shares and Restricted Stock Units ("RSU's").

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

		Number of Shares	Weighted Average Fair Value at Grant Date	Aggregate Intrinsic Value (000's)
Outstanding, December 27, 2015		449,951	$32.71	$19,267

	Granted	341,456	44.38
	Forfeitures	(74,942)	39.73
	Vested	(97,980)	24.31
Outstanding, December 25, 2016		618,485	$39.63	$32,303

Expected to Vest, December 25, 2016		513,484	$38.84	$26,819

PS's and PSU's: During 2016, the Company granted 133,964 PS's and 100,821 PSU's under the 2013 Omnibus Incentive Plan and and the Amended and Restated Omnibus Incentive Plan. The awards vest in full over a period of two and a half to three years.

The following table summarizes the changes in non-vested Performance Shares ("PS's") and Performance Share Units ("PSU's").

		Number of Instruments	Weighted Average Fair Value at Grant Date	Aggregate Intrinsic Value (000's)
Outstanding, December 27, 2015		391,573	$42.67	$16,767

	Granted	234,785	49.59
	Forfeitures	(155,009)	43.38
	Vested	—	—
Outstanding, December 25, 2016		471,349	$45.88	$24,619

Expected to Vest, December 25, 2016		362,551	$44.89	$18,936

The Company estimated the fair value of PSU's at the date of grant using a Monte Carlo simulation. The fair value of the PSU's granted during the fiscal years ended December 25, 2016 and December 27, 2015, were estimated on the date of the grant with the following assumptions:

	December 25, 2016	December 27, 2015	December 28, 2014
Risk-free interest rate	1.3%	1.3%	0.9%
Expected term	2.91 years	3.00 years	3.00 years
Expected volatility	17%	22%	35%
Expected dividend yield	2.3%	2.3%	2.8%

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings or loss for common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are calculated by dividing net earnings by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

	Fiscal year ended
	December 25, 2016	December 27, 2015	December 28, 2014
Weighted-average common shares	116,871,948	116,031,648	115,697,621
Effect of dilutive securities	1,288,756	1,290,878	1,187,601
Dilutive potential common shares	118,160,704	117,322,526	116,885,222

Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities. For the fiscal years ended December 25, 2016, December 27, 2015 and December 28, 2014, conversion of securities totaling 501,014, 267,565 and 670,889 respectively, into common share equivalents were excluded from this calculation as their effect would have been anti-dilutive.

6. Accumulated Other Comprehensive Loss

The components of Accumulated Other Comprehensive Loss ("AOCL") consist of the following:

	Currency translation adjustments	Gains (Losses) on cash flow hedges	Change in pensions	Total
Balance at December 28, 2014	$(2,054)	$4,124	$(39,804)	$(37,734)
Other comprehensive loss before reclassification	(4,364)	(13,559)	(4,542)	(22,465)
Amounts reclassified from accumulated other comprehensive loss	—	203	608	811
Net current period other comprehensive gain (loss)	(4,364)	(13,356)	(3,934)	(21,654)
Balance at December 27, 2015	$(6,418)	$(9,232)	$(43,738)	$(59,388)
Other comprehensive loss before reclassification	2,429	(4,077)	3,728	2,080
Amounts reclassified from accumulated other comprehensive loss	—	5,075	664	5,739
Net current period other comprehensive gain (loss)	2,429	998	4,392	7,819
Balance at December 25, 2016	$(3,989)	$(8,234)	$(39,346)	$(51,569)

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Other Comprehensive Earnings

The following table presents amounts reclassified out of AOCL and into Net earnings for the fiscal years ended December 25, 2016, December 27, 2015 and December 28, 2014.

Gain/(Loss)	Amounts Reclassified from AOCL
	Fiscal year ended
Details about Accumulated Other Comprehensive Earnings Components	December 25, 2016	December 27, 2015	December 28, 2014		Reclassified from AOCL to:
Gains and losses on financial instrument contracts
Interest rate contracts	$(8,539)	$(3,737)	$(877)		Interest expense
Foreign exchange contracts	320	3,211	1,502		Cost of products sold
Total before tax	(8,219)	(526)	625
Tax (expense) benefit	3,144	323	(471)		Provision for income taxes
Net of tax	(5,075)	(203)	154

Pension actuarial assumption adjustments
Amortization of actuarial loss	(1,071)	(981)	(67)	(a)	Cost of products sold
Tax benefit	407	373	26		Provision for income taxes
Net of tax	(664)	(608)	(41)
Net reclassifications into net earnings	$(5,739)	$(811)	$113

(a) This is included in the computation of net periodic pension cost (see Note 11 for additional details).

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

7. Other Expense (Income), net and Termination Fee Received, Net of Costs

Other Expense (Income), net

	Fiscal year
	December 25, 2016	December 27, 2015	December 28, 2014
Other expense (income), net consists of:
Amortization of intangibles/other assets	$16,965	$13,554	$13,917
Boulder Brands acquisition costs (Note 3)	6,781	1,713	—
Garden Protein acquisition costs (Note 3)	—	—	3,121
Foreign exchange (gains) losses	(486)	4,731	655
Charges resulting from the wind down of the Boulder Brands United Kingdom operations	4,265	—	—
Royalty income and other	(1,725)	(892)	(1,712)
Total other expense (income), net	$25,800	$19,106	$15,981

Foreign exchange (gains) losses. Represents foreign exchange (gains) losses from intra-entity loans resulting from the Garden Protein acquisition that are anticipated to be settled in the foreseeable future.

Charges resulting from the wind down of Boulder Brands United Kingdom operations. In October 2016, the Company voluntarily ceased production at Boulder Brands private label gluten free bakery operation which is based in the United Kingdom. As such, the Company adopted a plan in the fourth quarter to wind down operations and dispose of all associated assets such as land, buildings, machinery and equipment and inventory. The Company expects the final sale and disposal of the assets to be substantially completed sometime in the first half of 2017. In connection with the plan of disposal, the Company determined that the carrying values of some of the underlying assets exceeded their fair values. Consequently, the above charges are primarily comprised of impairment losses, which represents the excess of the carrying values of the assets over their fair values. The charges also include employee termination benefits and professional fees resulting from the closing and disposition.

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

	December 25, 2016	December 27, 2015
Customers	$292,029	$219,352
Allowances for cash discounts, bad debts and returns	(12,335)	(7,902)
Subtotal	279,694	211,450
Other receivables	9,888	8,286
Total	$289,582	$219,736

Following are the changes in the allowance for cash discounts, bad debts, and returns:

	Beginning			Ending
	Balance	Revenue Reductions	Deductions	Balance
Fiscal 2016	$7,902	$106,103	$(101,670)	$12,335
Fiscal 2015	6,801	98,374	(97,273)	7,902
Fiscal 2014	5,849	96,491	(95,539)	6,801

Inventories. Inventories are as follows:

	December 25, 2016	December 27, 2015
Raw materials, containers and supplies	$81,660	$57,145
Work in progress (1)	55,068	61,527
Finished product	308,763	284,429
Total	$445,491	$403,101

(1) Included in work in progress is primarily agricultural inventory.

The Company has various purchase commitments for raw materials, containers, supplies and certain finished products incident to the ordinary course of business. Such commitments are not at prices in excess of current market.

Other Current Assets. Other Current Assets are as follows:

	December 25, 2016	December 27, 2015
Prepaid expenses and other	$9,911	$8,166
Prepaid income taxes	776	5,511
Total	$10,687	$13,677

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Plant Assets. Plant assets are as follows:

	December 25, 2016	December 27, 2015
Land	$15,720	$14,948
Buildings	272,510	246,988
Machinery and equipment	826,344	716,314
Projects in progress (a)	100,168	61,153
Subtotal	1,214,742	1,039,403
Accumulated depreciation	(491,397)	(408,294)
Total	$723,345	$631,109

Depreciation was $88.8 million, $76.1 million and $66.7 million during the fiscal years ended December 25, 2016, December 27, 2015 and December 28, 2014, respectively. As of December 25, 2016 and December 27, 2015, Plant Assets included assets under capital lease with a book value of $38.1 million and $16.4 million (net of accumulated depreciation of $14.3 million and $11.0 million), respectively.

(a) The significant increase in Projects in process as of December 25, 2016 as compared to December 27, 2015 primarily relates to additional investment in the Hagerstown facility which will expand the capacity for gardein in 2017.

Accrued Liabilities. Accrued liabilities are as follows:

	December 25, 2016	December 27, 2015
Employee compensation and benefits	$65,402	$55,416
Interest payable	23,854	12,127
Consumer coupons	5,048	2,035
Accrued restructuring charges (see note 3)	7,587	—
Accrued financial instrument contracts (see note 12)	4,940	5,957
Accrued broker commissions	7,982	4,651
Accrued income taxes	29,173	842
Other	22,755	19,482
Total	$166,741	$100,510
Other Long-Term Liabilities. Other long-term liabilities are as follows:

	December 25, 2016	December 27, 2015
Employee compensation and benefits	$12,630	$9,806
Long-term rent liability and deferred rent allowances	6,794	7,774
Liability for uncertain tax positions	9,786	7,712
Accrued financial instrument contracts (see note 12)	12,239	22,924
Other	6,080	6,290
Total	$47,529	$54,506

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

9. Goodwill, Tradenames and Other Assets
Goodwill
Goodwill by segment is as follows:

	Frozen	Grocery	Boulder	Specialty	Total
Balance, December 28, 2014	$741,960	$746,565	$72,588	$158,447	$1,719,560
Purchase price adjustment (1)	—	—	(1,287)	—	(1,287)
Foreign currency adjustment	(4,265)	—	—	—	(4,265)
Balance, December 27, 2015	$737,695	$746,565	$71,301	$158,447	$1,714,008
Boulder Brands acquisition (Note 3)	9,130	114,407	293,582	28,835	445,954
Foreign currency adjustment	3,194	—	—	—	3,194
Balance, December 25, 2016	$750,019	$860,972	$364,883	$187,282	$2,163,156

(1) Primarily relates to a 2015 post close working capital adjustment of the preliminary purchase price related to the Garden Protein acquisition.

The authoritative guidance for business combinations requires that all business combinations be accounted for at fair value under the acquisition method of accounting. The authoritative guidance for goodwill provides that goodwill will not be amortized, but will be tested for impairment on an annual basis or more often when events indicate. The Company completed its annual testing in the third quarter of 2016, resulting in no impairment.

All of the Company's acquisitions are accounted for in accordance with the authoritative guidance for business combinations. The Boulder Brands acquisition resulted in $446.0 million of goodwill being recorded in 2016.

Tradenames

Tradenames by segment are as follows:

	Frozen	Grocery	Boulder	Specialty	Total
Balance, December 28, 2014	$801,754	$1,118,712	$45,408	$36,000	$2,001,874
Foreign currency adjustment	(826)	—	—	—	(826)
Balance, December 27, 2015	$800,928	$1,118,712	$45,408	$36,000	$2,001,048
Boulder Brands acquisition (Note 3)	—	142,200	397,400	—	539,600
Foreign currency adjustment	110	—	—	—	110
Impairments	(10,300)	—	—	(900)	(11,200)
Balance, December 25, 2016	$790,738	$1,260,912	$442,808	$35,100	$2,529,558

The allocation of the Boulder Brands acquisition purchase price resulted in $539.6 million of indefinite-lived tradename intangible assets being recorded in 2016.

The authoritative guidance for indefinite-lived assets provides that indefinite-lived assets will not be amortized, but will be tested for impairment on an annual basis or more often when events indicate. Upon completion of the annual testing in the third quarter of 2016, the Company recorded tradename impairments of $7.3 million on Celeste, $3.0 million on Aunt Jemima and $0.9 million on Snyder of Berlin. Celeste and Aunt Jemima are reported in our Frozen segment and Snyder of Berlin is reported in the Specialty segment. These charges were the result of the Company's reassessment of the long-term sales projections for the brands

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

during our annual planning cycle which occurs during the third quarter each year. The total carrying value of the three tradenames as of December 25, 2016 is $66.4 million.

To estimate the fair value of our Tradenames we use the relief from royalty method, which utilizes forecasted discounted cash flows to estimate the fair value. The utilization of this method requires us to make significant assumptions including sales growth rates, implied royalty rates and discount rates. Other than the recently valued Boulder Brands tradenames, in the course of our testing, we identified an additional three tradenames which do not have a fair value that exceeded their carrying value by at least 15%. The total carrying value of these tradenames as of December 25, 2016 is $25.5 million.

Other Assets

	December 25, 2016
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$60,109	$(53,130)	$6,979
Customer relationships - Distributors	34	182,733	(54,678)	128,055
Customer relationships - Food Service	10	11,400	(2,155)	9,245
Customer relationships - Private Label	7	1,290	(611)	679
License	7	6,175	(6,175)	—
Total amortizable intangibles		$261,707	$(116,749)	$144,958
Financial instruments (see note 12)		2,288	—	2,288
Other (1)		30,646	(4,821)	25,825
Total other assets, net				$173,071
	Amortizable intangibles by segment
	Frozen			$46,158
	Grocery			50,405
	Boulder			44,955
	Specialty			3,440
				$144,958

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

	December 27, 2015
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$60,094	$(47,077)	$13,017
Customer relationships - Distributors	35	142,129	(46,507)	95,622
Customer relationships - Private Label	7	1,290	(399)	891
License	7	6,175	(5,800)	375
Total amortizable intangibles		$209,688	$(99,783)	$109,905
Financial instruments (see note 12)		—	—	—
Other (1)		14,779	(4,320)	10,459
Total other assets, net				$120,364
	Amortizable intangibles by segment
	Frozen			$51,971
	Grocery			45,503
	Boulder			8,539
	Specialty			3,892
				$109,905

(1) As of December 25, 2016 and December 27, 2015, Other primarily consists of security deposits and supplemental savings plan investments.

Amortization of intangible assets was $17.0 million, $13.6 million and $13.9 million during the fiscal years ended December 25, 2016, December 27, 2015 and December 28, 2014, respectively. Estimated amortization expense for each of the next five years and thereafter is as follows: 2017 - $11.8 million; 2018 - $9.6 million; 2019 - $8.9 million; 2020 - $8.2 million; 2021 - $6.8 million and thereafter - $99.6 million.

10. Debt and Interest Expense

	December 25, 2016	December 27, 2015
Short-term borrowings
- Notes payable	$2,389	$2,225
Total short-term borrowings	$2,389	$2,225
Long-term debt
- Amended Credit Agreement - Tranche G Term Loans due 2020 (a)	$1,409,625	$1,409,625
- Amended Credit Agreement - Tranche H Term Loans due 2020 (a)	509,250	514,500
- Amended Credit Agreement - Tranche I Term Loans due 2023 (a)	545,875	—
- 4.875% Senior Notes due 2021	350,000	350,000
- 5.875% Senior Notes due 2024	350,000	—
- 3.0% Note payable to Gilster Mary Lee Corporation due 2018	5,176	8,878
- Unamortized discount on long term debt and deferred financing costs	(41,954)	(26,267)
- Capital lease obligations	36,325	15,123
	3,164,297	2,271,859
Less: current portion of long-term obligations	23,801	14,847
Total long-term debt	$3,140,496	$2,257,012

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Interest expense	Fiscal year
	December 25, 2016	December 27, 2015	December 28, 2014
Interest expense, third party	$120,550	$78,423	$86,906
Amortization of debt acquisition costs and original issue discount	9,554	6,353	6,507
Write-off of debt acquisition costs and original issue discount	600	—	1,879
Interest rate swap losses (Note 12)	8,539	3,737	882
Total interest expense	$139,243	$88,513	$96,174

(a) Please refer to Note 18 of the Consolidated Financial Statements "Subsequent Events" which describes the February 3, 2017 refinancing, (the "Refinancing") of all remaining borrowings under the Amended Credit Agreement.

Amended Credit Agreement

On July 8, 2014, the Company repaid $200.0 million of the Tranche G Term Loans (defined below) with a combination of the Hillshire merger termination fee received and cash on hand. As part of the pay down, the Company wrote off $0.9 million existing original issue discount and $1.0 million of debt acquisition costs.

To partially fund the Boulder Brands acquisition, on January 15, 2016 as described in Note 3, Pinnacle Foods Finance entered into an amendment to the Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”) in the form of incremental term loans in the amount of $550.0 million (the “Tranche I Term Loans”). The Tranche I Term Loans have consistent terms with the Tranche G Term Loans and Tranche H Term Loans. In connection with the Tranche I Term Loans, Pinnacle Foods Finance incurred $2.7 million of original issue discount and deferred financing fees of $10.5 million. Additionally, Pinnacle Foods Finance issued 5.875% Senior Notes in the aggregate principal amount of $350.0 million (the "5.875% Senior Notes") due January 15, 2024.
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
As a result of the Boulder Brands acquisition, Pinnacle Foods Finance's total net leverage ratio increased above 4.25:1.0,which resulted in a 25 basis point interest rate step-up on existing Term Loans G and H, under the Amended Credit Agreement immediately subsequent to the quarterly certification to the Administrative Agent which occurred after filing the first quarter 10-Q report on April 28, 2016. The higher rate remains in effect as long as the total net leverage ratio remains greater than 4.25:1.0. As of December 25, 2016, the total net leverage ratio was 4.19:1.0, which would have resulted in a 25 basis point interest rate reduction subsequent to the quarterly certification to the Administrative Agent which would have occured after filing the 10-K report on February 23, 2017. However, as discussed in more detail in Note 18 to the Financial Statements, on February 3, 2017, the Company entered into the Third Amended and Restated Credit Agreement, under which the interest rate will not be subject to adjustment based on the total net leverage ratio.

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

A commitment fee of 0.375% per annum based on current leverage ratios is applied to the unused portion of the revolving credit facility. The fee is 0.30% effective with the Refinancing. There were no revolver borrowings outstanding as of December 25, 2016. There were no revolver borrowings made during the fiscal 2016, however, the weighted average interest rate on the revolving credit facility would have been 2.9% calculated on the Eurocurrency rate or 4.7% calculated on the base rate. There were no revolver borrowings made during the fiscal 2015, however, the weighted average interest rate on the revolving credit facility would have been 2.5% calculated on the Eurocurrency rate or 4.5% calculated on the base rate. There were revolver borrowings made during the fiscal years ending December 28, 2014 and the weighted average interest rates on the revolving credit facility were 2.95%.
For the fiscal years ended December 25, 2016, December 27, 2015, and December 28, 2014, the weighted average interest rate on the term loan components of the Senior Secured Credit Facility were 3.26%, 3.00% and 3.20%, respectively. As of December 25, 2016 and December 27, 2015 the Eurocurrency interest rate on the term loan facilities was 3.26% and 3.00%, respectively.
Pinnacle Foods Finance pays a fee for all outstanding letters of credit drawn against the revolving credit facility at an annual rate equivalent to the applicable eurocurrency rate margin then in effect under the revolving credit facility, plus the fronting fee payable in respect of the applicable letter of credit. The fronting fee is equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letter of credit. The fronting fees are computed on a quarterly basis in arrears. Total letters of credit issued under the revolving credit facility cannot exceed $50.0 million. As of December 25, 2016 and December 27, 2015, Pinnacle Foods Finance had utilized $24.3 million and $29.6 million, respectively of the revolving credit facility for letters of credit. As of December 25, 2016 and December 27, 2015, respectively, there was $125.7 million and $120.4 million of borrowing capacity under the revolving credit facility, of which $25.7 million and $20.4 million was available to be used for letters of credit.
Under the terms of the Amended Credit Agreement, Pinnacle Foods Finance is required to use 50% of its “Excess Cash Flow” to prepay the term loans under the Amended Credit Agreement (which percentage will be reduced to 25% at a total net leverage ratio of between 4.50 and 5.49 and to 0% at a total net leverage ratio below 4.50). As of December 25, 2016, Pinnacle Foods Finance had a total net leverage ratio of 4.19:1.0. Excess Cash Flow is defined as consolidated net income (as defined), as adjusted for certain items, including (1) all non-cash charges and credits included in arriving at consolidated net income, (2) changes in working capital, (3) capital expenditures (to the extent they were not financed with debt), (4) the aggregate amount of principal payments on indebtedness and (5) certain other items defined in the Amended Credit Agreement. For the 2016 reporting year, Pinnacle Foods Finance determined that there were no amounts due under the Excess Cash Flow requirements of the Senior Secured Credit Facility.

Pursuant to the terms of the Amended Credit Agreement, Pinnacle Foods Finance is required to maintain a ratio of Net First Lien Secured Debt to Covenant Compliance EBITDA of no greater than 5.75 to 1.00. Net First Lien Secured Debt is defined as aggregate consolidated secured indebtedness, less the aggregate amount of all unrestricted cash and cash equivalents. In addition, under the Amended Credit Agreement and the indentures governing the Senior Notes, Pinnacle Foods Finance's ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Senior Secured Leverage Ratio (which is currently the same as the ratio of Net First Lien Secured Debt to Covenant Compliance EBITDA described above), in the case of the Amended Credit Agreement, or to the ratio of Covenant Compliance EBITDA to fixed charges for the most recently concluded four consecutive fiscal quarters, in the case of the Senior Notes. The Amended Credit Agreement also permits restricted payments up to an aggregate amount of (together with certain other amounts) the greater of $50 million and 2% of Pinnacle Foods Finance's consolidated total assets, so long as no default has occurred and is continuing and its pro forma Senior Secured Leverage Ratio would be no greater than 4.25 to 1.00. As of December 25, 2016 the Company is in compliance with all covenants and other obligations under the Amended Credit Agreement and the indentures governing the Senior Notes.

As discussed in more detail in Note 18 to the Financial Statements, on February 3, 2017, the Company entered into the Third and Amended Restated Credit Agreement in order to (1) refinance all of the Company’s outstanding term loans with New Term Loans, (2) replace the Company’s existing revolving credit facility with the New Revolving Credit Facility and, collectively and (3) amend and restate the Amended Credit Agreement in its entirety to make certain other amendments and modifications

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Senior and Other Notes

To partially fund the Gilster acquisition, on March 31, 2014 as described in Note 3, the Company entered into a $14.9 million note payable to Gilster Mary Lee Corporation. The note has a four-year term with a maturity date of March 31, 2018 and bears interest at 3.0% per annum.

To partially fund the Boulder Brands acquisition, on January 15, 2016 as described in Note 3, the Company issued $350.0 million aggregate principal amount of 5.875% Senior Notes (the “5.875% Senior Notes”) due 2024.
The Company's 4.875% Senior Notes and 5.875% Senior Notes (together the "Senior Notes") are general senior unsecured obligations of Pinnacle Foods Finance, effectively subordinated in right of payment to all existing and future senior secured indebtedness of Pinnacle Foods Finance and guaranteed on a full, unconditional, joint and several basis by Pinnacle Foods Finance’s wholly-owned domestic subsidiaries that guarantee other indebtedness of Pinnacle Foods Finance and by the Company. See Note 17 for the condensed Consolidated Financial Statements for Guarantor and Nonguarantor Financial Statements.
Pinnacle Foods Finance may redeem some or all of the 5.875% Senior Notes at any time prior to January 15, 2019, at a price equal to 100% of the principal amount of notes redeemed plus the Applicable Premium as of, and accrued and unpaid interest to, the redemption date, subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date. The “Applicable Premium” is defined as the greater of (1) 1.0% of the principal amount of such 5.875% Senior Notes and (2) the excess, if any, of (a) the present value at such redemption date of (i) the redemption price of such5.875% Senior Notes at January 15, 2019, plus (ii) all required interest payments due on such 5.875% Senior Notes through January 15, 2019 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the treasury rate plus 50 basis points over (b) the principal amount of such 5.875% Senior Notes.
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

5.875% Senior Notes
Year	Percentage
2019	104.406%
2020	102.938%
2021	101.469%
2022 and thereafter	100.000%

In addition, until January 15, 2019 for the 5.875% Senior Notes, Pinnacle Foods Finance may redeem up to 35% of the aggregate principal amount of the 5.875% Senior Notes at a redemption price equal to 100.000% for the 5.875% Senior Notes of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, subject to the right of holders of the 5.875% Senior Notes of record on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds received by Pinnacle Foods Finance from one or more equity offerings; provided that (i) at least 50% of the aggregate principal amount of the5.875% Senior Notes originally issued under the indentures remains outstanding immediately after the occurrence of each such redemption and (ii) each such redemption occurs within 120 days of the date of closing of each such equity offering.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Debt Acquisition Costs and Original Issue Discounts

As discussed in Note 2 of the Consolidated Financial Statements and in accordance with ASU No. 2015-03, the Company now presents debt acquisition costs in the balance sheet as a direct deduction from the related debt liability, rather than as an asset.As part of the Boulder Brands acquisition, debt acquisition costs of $21.5 million and $0.4 million were incurred during the twelve months ended December 25, 2016 and December 27, 2015, respectively. Additionally, original issue discounts of $2.8 million were incurred during the twelve months ended December 25, 2016 as a result of the acquisition. Further, $0.6 million of these costs were written off in July of 2016 in connection with the repricing of Term Loan I. In addition, $1.0 million of debt acquisition costs were incurred as a result of the repricing. All debt acquisition costs and original issue discounts are amortized into interest expense over the life of the related debt using the effective interest method. Amortization of debt acquisition costs and original issue discount were $9.0 million, $5.9 million, and $4.1 million during the fiscal years ended December 25, 2016, December 27, 2015, and December 28, 2014 respectively.

The following summarizes debt acquisition cost and original issue discount activity during the twelve months ended December 25, 2016.

	Gross Carrying Amount	Accumulated Amortization	Net
Balance, December 27, 2015	$58,036	$(31,769)	$26,267
2016 - Additions	25,314	—	25,314
2016 - Amortization	—	(9,027)	(9,027)
2016 - Write off	(600)	—	(600)
Balance, December 25, 2016	$82,750	$(40,796)	$41,954

The estimated fair value of the Company’s long-term debt, including the current portion, as of December 25, 2016, is as follows:

	December 25, 2016
Issue	Face Value	Fair Value
Amended Credit Agreement - Tranche G Term Loans	$1,409,625	$1,423,721
Amended Credit Agreement - Tranche H Term Loans	509,250	514,343
Amended Credit Agreement - Tranche I Term Loans	545,875	554,745
3.0% Note payable to Gilster Mary Lee Corporation	5,176	5,176
4.875% Senior Notes	350,000	359,625
5.875% Senior Notes	350,000	369,250
	$3,169,926	$3,226,860

The estimated fair value of the Company’s long-term debt, including the current portion, as of December 27, 2015, is as follows:

	December 27, 2015
Issue	Face Value	Fair Value
Amended Credit Agreement - Tranche G Term Loans	$1,409,625	$1,384,957
Amended Credit Agreement - Tranche H Term Loans	514,500	505,496
3.0% Note payable to Gilster Mary Lee Corporation	8,878	8,878
4.875% Senior Notes	350,000	337,750
	$2,283,003	$2,237,081

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
On December 31, 2013, the Pinnacle Foods Pension Plan merged into the Birds Eye Foods Pension Plan in order to achieve administrative, operational and cost efficiencies. The merged plan was renamed the Pinnacle Foods Group LLC Pension Plan (the "Plan"). The Plan is frozen for future benefit accruals. The Company also has three qualified 401(k) plans, three non-qualified supplemental savings plans and participates in a multi-employer defined benefit plan.

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

The following table reconciles the changes in our benefit obligation:

	Fiscal year ended
	December 25, 2016	December 27, 2015	December 28, 2014
Change in Benefit Obligation
Net benefit obligation at beginning of the period	$258,284	$277,253	$251,557
Service cost	—	—	—
Interest cost	10,404	10,474	11,517
Actuarial loss (gain)	(3,660)	(12,264)	31,878
Gross benefits paid	(19,515)	(17,179)	(17,699)
Net benefit obligation at end of the period	245,513	258,284	277,253

Change in Plan Assets
Fair value of plan assets at beginning of the period	197,022	218,127	204,349
Employer contributions	272	3,123	7,793
Actual return on plan assets	13,172	(7,049)	23,684
Gross benefits paid	(19,515)	(17,179)	(17,699)
Fair value of plan assets at end of the period	190,951	197,022	218,127

Funded status at end of the year	$(54,562)	$(61,262)	$(59,126)

Amounts recognized in the Consolidated Balance Sheets
Accrued pension benefits	$(54,297)	$(60,996)	$(58,799)
Accrued pension benefits (part of accrued liabilities)	(265)	(266)	(327)
Net amount recognized at end of the period	$(54,562)	$(61,262)	$(59,126)

Amounts recognized in Accumulated Other Comprehensive Loss
Net loss	$50,171	$56,762	$49,779
Net amount recognized at end of the period	$50,171	$56,762	$49,779

Accumulated benefit obligation	245,513	258,284	277,253

Weighted average assumptions
Discount rate	3.99%	4.20%	3.85%

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

The following represents the components of net periodic expense (benefit):

Pension Expense (Benefit)
	Fiscal year
	December 25, 2016	December 27, 2015	December 28, 2014
Service cost	$—	$—	$—
Interest cost	10,404	10,474	11,517
Expected return on assets	(11,393)	(13,233)	(13,150)
Amortization of actuarial loss	1,152	1,005	76
Net periodic expense (benefit)	$163	$(1,754)	$(1,557)

Weighted average assumptions:
Discount rate	4.20%	3.85%	4.76%
Expected return on plan assets	6.00%	6.25%	6.50%
Rate of compensation increase	N/A	N/A	N/A

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

Plan Assets

The following table sets forth the weighted-average asset allocations of the Company's pension plans by asset category:

	December 25, 2016	December 27, 2015
Asset category
Equity securities	36%	41%
Debt securities	63%	58%
Cash	1%	1%
Total	100%	100%

The Plan's investments in equity or debt securities is based on a glide path strategy where the investment in debt securities increases as the Plan's funded status becomes smaller. Based on the current funded status, the policy is to invest approximately 37% of plan assets in equity securities and 63% in fixed income securities. Periodically, the plan assets are rebalanced to maintain these allocation percentages and the investment policy is reviewed. Within each investment category, assets are allocated to various investment styles. Professional managers manage all assets and a consultant is engaged to assist in evaluating these activities. The expected long-term rate of return on assets was determined by assessing the rates of return on each targeted asset class, return premiums generated by portfolio management and by comparison of rates utilized by other companies.

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

Level 3:	Unobservable inputs that reflect the Company's assumptions. There are no Level 3 assets.

	Fair Value as of December 25, 2016	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Short-term investments:
Short-term Investment Fund	$1,503	$—	$1,503	$—
Equity Common/collective trusts:
Small/ Mid Capitalization Fund	5,753	—	5,753	—
Large Capitalization Equity Fund	21,802	—	21,802	—
International Fund	41,670	—	41,670	—
Fixed Income Common/collective trusts:
Fixed Income Fund	120,223	—	120,223	—
Total assets at fair value	$190,951	$—	$190,951	$—

	Fair Value as of December 27, 2015	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Short-term investments:
Short-term Investment Fund	$1,851	$—	$1,851	$—
Equity Common/collective trusts:
Small/ Mid Capitalization Fund	10,757	—	10,757	—
Large Capitalization Equity Fund	43,541	—	43,541	—
International Fund	25,837	—	25,837	—
Fixed Income Common/collective trusts:
Fixed Income Fund	115,036	—	115,036	—
Total assets at fair value	$197,022	$—	$197,022	$—

Cash Flows
Contributions. The Company made contributions to the Plan totaling $0.3 million in fiscal 2016, $3.1 million in fiscal 2015 and $7.8 million in fiscal 2014. In fiscal 2017, the Company does not expect to make any significant contributions.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Estimated Future Benefit Payments for all Plans
The following benefit payments are expected to be paid:

Year	Benefit Payment ($)
2017	15,064
2018	14,919
2019	14,740
2020	14,763
2021	14,836
2022-2026	74,857

Savings Plans

The Company's employees participated in three 401(k) plans in 2016. Pinnacle matches 50% of employee contributions up to six percent of compensation for salaried employees and the Company also matches 50% of employee contributions up to six percent of compensation for the majority of union employees. It is our current intent to continue the match at these levels. Boulder Brands had a 401(k) plan which matched 100% of employee contributions up to 5 percent of compensation. The plan was liquidated on January 3, 2017, with all employees now participating in Pinnacle's 401(k) plans. Employer contributions made by the Company relating to these plans were $6.9 million for fiscal 2016, $5.6 million for fiscal 2015 and $5.1 million for fiscal 2014.

In addition, the Company sponsors three non-qualified Plans. One is the Birds Eye Foods non-qualified plan which was closed to new contributions on April 1, 2010. The second plan is the Pinnacle Foods Supplemental Savings Plan which was approved by the Compensation Committee of the Board of Directors on September 11, 2012 to become effective in 2013 and was adopted for the purpose of allowing certain employees the opportunity to receive the same 3% match on total compensation (base salary plus bonus). The third plan is the Boulder Brands Deferred Compensation Plan, which had three participants at the time of the Boulder Brands acquisition. The Board of Directors approved the termination of this plan effective August 16, 2016. All of the assets were liquidated and paid to the remaining participants in January 2017.

Multi-employer Plan

Pinnacle contributes to the United Food and Commercial Workers International Union Industry Pension Fund (EIN 51-6055922) (the "UFCW Plan") under the terms of the collective-bargaining agreement with its Fort Madison employees.

For the fiscal years ended December 25, 2016, December 27, 2015 and December 28, 2014 contributions to the UFCW Plan were $0.7 million, $0.8 million and $0.8 million, respectively. The contributions to this plan are paid monthly based upon the number of employees. They represent less than 5% of the total contributions received by this plan during the most recent plan year.

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

The UFCW Plan received a Pension Protection Act “green” zone status for the plan year ending June 30, 2016. The zone status is based on information the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the "green" zone are at least 80 percent funded. The UFCW Plan did not utilize any extended amortization provisions that effect its placement in the "green" zone. The UFCW Plan has never been required to implement a funding improvement plan nor is one pending at this time.

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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the fiscal years ended December 25, 2016, December 27, 2015 and December 28, 2014 such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
As of December 25, 2016, the Company had the following interest rate swaps that were designated as cash flow hedges of interest rate risk:

Product	Number of Instruments	Current Notional Amount Hedged	Fixed Rate Range	Index	Trade Dates	Maturity Dates
Interest Rate Swaps	9	$1,006,300	1.45% - 2.97%	USD-LIBOR-BBA	Apr 2013 - Oct 2013	Apr 2017 - Apr 2020

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCL in the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in AOCL related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable-rate debt. As discussed in more detail in Note 18 to the Financial Statements, on February 3, 2017, the Company amended its credit agreement which significantly changed its debt profile and associated interest rate swaps. Had the Company

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

not amended its credit agreement, during the next twelve months, the Company estimates that an additional $8,209 would have been reclassified as an increase to Interest expense.

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
As of December 25, 2016, the Company had the following foreign currency exchange contracts (in aggregate) that were designated as cash flow hedges of foreign exchange risk:

Product	Number of Instruments	Notional Sold in Aggregate in ("CAD")	Notional Purchased in Aggregate in ("USD")	USD to CAD Exchange Rates	Trade Date	Maturity Dates
Canadian $ contracts	6	$12,000	$8,958	1.339 - 1.340	Nov 2016	Jan 2017 - Jun 2017

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

As of December 25, 2016, the Company had the following derivative instruments that were not designated in qualifying hedging relationships:

Commodity Contracts	Number of Instruments	Notional Purchased in Aggregate	Price/Index	Trade Dates	Maturity Dates
Diesel Fuel Contracts	1	7,205,182 Gallons	3.68 - 3.80 per Gallon	Nov 2014	Jan 2017
Heating Oil Contracts	17	11,920,535 Gallons	1.25 - 1.82 per Gallon	Jan 2015 - Nov 2016	Jan 2017 - Dec 2017
Natural Gas Contracts	3	968,690 MMBTU's	3.04 - 3.55 per MMBTU	July 2016 - Oct 2016	Jan 2017 - Dec 2017

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Balance Sheets as of December 25, 2016 and December 27, 2015.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value as of December 25, 2016	Balance Sheet Location	Fair Value as of December 25, 2016
Derivatives designated as hedging instruments
Interest Rate Contracts			Accrued liabilities	$4,613
			Other long-term liabilities	12,239
Foreign Exchange Contracts	Other current assets	$86
Total derivatives designated as hedging instruments		$86		$16,852
Derivatives not designated as hedging instruments
Commodity Contracts	Other current assets	$545	Accrued liabilities	$327
	Other assets, net	2,288
Total derivatives not designated as hedging instruments		$2,833		$327

	Balance Sheet Location	Fair Value as of December 27, 2015	Balance Sheet Location	Fair Value as of December 27, 2015
Derivatives designated as hedging instruments
Interest Rate Contracts			Accrued liabilities	$3,921
			Other long-term liabilities	14,947
Foreign Exchange Contracts	Other current assets	$471
Total derivatives designated as hedging instruments		$471		$18,868
Derivatives not designated as hedging instruments
Commodity Contracts			Accrued liabilities	$2,036
			Other long- term liabilities	7,977
Total derivatives not designated as hedging instruments		$—		$10,013

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

The Company has elected not to offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of December 25, 2016 and December 27, 2015 would be adjusted as detailed in the following table:

	December 25, 2016			December 27, 2015
Derivative Instrument	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$2,919	(1,770)	$1,149	$471	(471)	$—

Total liability derivatives	$17,179	(1,770)	$15,409	$28,881	(471)	$28,410

The table below presents the effect of the Company’s derivative financial instruments in the Consolidated Statements of Operations and AOCL for the fiscal years ended December 25, 2016, December 27, 2015 and December 28, 2014.

Tabular Disclosure of the Effect of Derivative Instruments

Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	Recognized in AOCL on Derivative (Effective Portion)	Effective portion reclassified from AOCL to:	Reclassified from AOCL into Earnings (Effective Portion)	Ineffective portion recognized in Earnings in:	Recognized in Earnings on Derivative (Ineffective Portion)

Interest Rate Contracts	$(6,523)	Interest expense	$(8,539)	Interest expense	$—
Foreign Exchange Contracts	(50)	Cost of products sold	320	Cost of products sold	(8)
Fiscal year ended December 25, 2016	$(6,573)		$(8,219)		$(8)

Interest Rate Contracts	$(24,482)	Interest expense	$(3,737)	Interest expense	$—
Foreign Exchange Contracts	2,404	Cost of products sold	3,211	Cost of products sold	(16)
Fiscal year ended December 27, 2015	$(22,078)		$(526)		$(16)

Interest Rate Contracts	$(27,313)	Interest expense	$(877)	Interest expense	$—
Foreign Exchange Contracts	2,472	Cost of products sold	1,502	Cost of products sold	17
Fiscal year ended December 28, 2014	$(24,841)		$625		$17

Derivatives Not Designated as Hedging Instruments		Recognized in Earnings in:	Recognized in Earnings on Derivative
Commodity Contracts		Cost of products sold	$3,304
Fiscal year ended December 25, 2016			$3,304

Commodity Contracts		Cost of products sold	$(9,292)
Fiscal year ended December 27, 2015			$(9,292)

Commodity Contracts		Cost of products sold	$(12,928)
Interest Rate Contracts		Interest expense	$(5)
Fiscal year ended December 28, 2014			$(12,933)

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Credit risk-related contingent features
The Company has agreements with certain counterparties that contain a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of December 25, 2016, the Company has not posted any collateral related to these agreements. If the Company had breached this provision at December 25, 2016, it could have been required to settle its obligations under the agreements at their termination value, which differs from the recorded fair value. The table below summarizes the aggregate fair values of those derivatives that contain credit risk-related contingent features as of December 25, 2016 and December 27, 2015.
December 25, 2016

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$(10,091)	$422	$(536)	$(9,133)
	Foreign Exchange Contracts	86	—	—	86
	Commodity Contracts	569	(2)		567
Bank of America	Interest Rate Contracts	(7,474)	481	—	(6,992)
	Commodity Contracts	790	—	—	790
Credit Suisse	Interest Rate Contracts	(1,141)	7	(407)	(727)
Macquarie	Commodity Contracts	1,149	—	—	1,149
Total		$(16,113)	$909	$(943)	$(14,260)

December 27, 2015

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$(9,616)	$773	$(260)	$(8,583)
	Commodity Contracts	(7,035)	116	—	(6,919)
Bank of America	Interest Rate Contracts	(5,879)	790	—	(5,089)
	Foreign Exchange Contracts	470	1	—	471
	Commodity Contracts	(1,737)	29	—	(1,709)
Credit Suisse	Interest Rate Contracts	(2,627)	53	(260)	(2,314)
Macquarie	Interest Rate Contracts	(3,137)	47	(209)	(2,882)
	Commodity Contracts	(1,408)	23	—	(1,386)
Total		$(30,970)	$1,831	$(728)	$(28,410)

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Minimum Contractual Payments

As of December 25, 2016, the Company had entered into non-cancellable lease and purchase contracts, with terms in excess of one year, requiring the following minimum payments:

Description	2017	2018	2019	2020	2021	Thereafter
Operating leases	$16,674	$13,380	$11,310	$9,959	$8,755	$16,511
Capital leases	11,356	8,121	7,024	7,019	5,719	8,183
Purchase Commitments (1)	609,056	56,729	44,595	39,759	37,916	220,032

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

Rent expense under our operating leases was $19.8 million, $15.3 million and $14.1 million during the fiscal years ended December 25, 2016, December 27, 2015 and December 28, 2014, respectively.

14. Segments

The Company is a leading manufacturer, marketer and distributor of high quality, branded food products in North America. In the fourth quarter of fiscal 2016 during which the integration of the Boulder Brands acquisition was substantially complete, the Company reorganized its reporting structure, resulting in a change to its reportable segments. The new segments, which mirror the manner in which the businesses will be managed, are Frozen, Grocery, Boulder and Specialty. The Boulder Brands acquisition added the Udi's, Glutino, Smart Balance, Earth Balance and EVOL brands to the Company's portfolio, as well as complementary foodservice, private label and Canadian businesses. The new segment structure aligns each of these businesses with related Pinnacle businesses into four new reportable segments, the composition of which is provided below.

The Frozen segment is comprised of the retail businesses of the Company’s legacy frozen brands, including vegetables (Birds Eye), complete bagged meals (Birds Eye Voila! and Birds Eye Signature Skillets), full-calorie single-serve frozen dinners and entrées (Hungry-Man), prepared seafood (Van de Kamp's and Mrs. Paul's), pancakes / waffles / french toast (Aunt Jemima), frozen and refrigerated bagels (Lender's) and pizza for one (Celeste). The Frozen segment also includes all of the Company’s business in Canada, including those of the Garden Protein International and Boulder Brands acquisitions.

The Grocery segment is comprised of the retail businesses of the Company’s grocery brands, including cake/brownie mixes and frostings (Duncan Hines), shelf-stable pickles (Vlasic), salad dressings (Wish-Bone, Western and Bernstein’s), table syrups (Log Cabin and Mrs. Butterworth's), refrigerated and shelf-stable spreads (Smart Balance), canned meat (Armour, Nalley and Brooks), pie and pastry fillings (Duncan Hines Comstock and Wilderness) and barbecue sauces (Open Pit).

The Boulder segment is comprised of the retail businesses of the Company’s health and wellness lifestyle brands, including gluten-free products (Udi's and Glutino), natural frozen meal offerings (EVOL), plant-based refrigerated and shelf-stable spreads (Earth Balance) and plant-based protein frozen products (gardein).

The Specialty segment includes the Company’s snack products (Tim's Cascade and Snyder of Berlin) and all of its U.S. foodservice and private label businesses, including those of the Garden Protein International and Boulder Brands acquisitions.

Segment performance is evaluated by the Company’s Chief Operating Decision Maker and is based on earnings before interest and taxes. Transfers between segments and geographic areas are recorded at cost plus markup or at market. Identifiable assets are those assets, including goodwill, which are identified with the operations in each segment or geographic region. Corporate assets consist of prepaid and deferred tax assets. Unallocated corporate expenses consist of corporate overhead such as executive management, finance, legal functions and acquisition costs. Unallocated corporate income in 2014 includes the termination fee received, net of costs, associated with the Hillshire merger agreement.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

	Fiscal year
SEGMENT INFORMATION	December 25, 2016	December 27, 2015	December 28, 2014
	52 weeks	52 weeks	52 weeks
Net sales
Frozen	$1,304,791	$1,235,951	$1,190,354
Grocery	1,089,270	1,024,269	1,050,085
Boulder	364,716	41,494	4,307
Specialty	369,161	354,078	346,437
Total	$3,127,938	$2,655,792	$2,591,183
Earnings (loss) before interest and taxes
Frozen	$240,919	$218,536	$193,185
Grocery	229,155	203,146	177,381
Boulder	9,096	(5,498)	(4,242)
Specialty	32,263	34,369	31,029
Unallocated corporate income (expenses)	(31,788)	(25,851)	114,918
Total	$479,645	$424,702	$512,271
Depreciation and amortization
Frozen	$42,371	$42,162	$40,688
Grocery	32,971	30,671	26,405
Boulder	13,230	2,430	379
Specialty	17,200	14,397	13,155
Total	$105,772	$89,660	$80,627
Capital expenditures (1)
Frozen	$57,555	$46,662	$29,359
Grocery	28,038	42,289	66,422
Boulder	20,404	8,457	747
Specialty	13,067	11,069	7,727
Total	$119,064	$108,477	$104,255

NET SALES BY PRODUCT TYPE
Net sales
Frozen	$1,664,505	$1,384,587	$1,278,147
Meals and Meal Enhancers	990,642	859,598	876,670
Desserts	330,876	309,702	331,766
Snacks	141,915	101,905	104,600
Total	$3,127,938	$2,655,792	$2,591,183

GEOGRAPHIC INFORMATION
Net sales
United States	$3,064,800	$2,635,141	$2,563,730
Canada	165,761	118,194	82,722
United Kingdom	8,573	—	—
Intercompany	(111,196)	(97,543)	(55,269)
Total	$3,127,938	$2,655,792	$2,591,183

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

 (1) Includes new capital leases.

SEGMENT INFORMATION	December 25, 2016	December 27, 2015
Total assets
Frozen	$2,431,701	$2,344,733
Grocery	2,833,186	2,461,198
Boulder	1,030,053	138,257
Specialty	391,276	335,436
Corporate	53,429	44,539
Total	$6,739,645	$5,324,163
GEOGRAPHIC INFORMATION
Long-lived assets
United States	$690,515	$615,123
Canada	31,399	15,986
United Kingdom	1,431	—
Total	$723,345	$631,109

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

15. Provision for Income Taxes

The components of the provision for income taxes are as follows:

Provision for income taxes	Fiscal year ended
	December 25, 2016	December 27, 2015	December 28, 2014
Current
Federal	$71,619	$2,191	$—
State	8,746	6,431	7,886
Non-U.S.	883	(327)	377
	81,248	8,295	8,263
Deferred
Federal	36,213	106,975	147,929
State	12,058	7,452	11,680
Non-U.S.	(89)	1,157	(72)
	48,182	115,584	159,537

Provision for income taxes	$129,430	$123,879	$167,800

Earnings before income taxes
United States	$346,865	$332,020	$415,149
Non-U.S.	(6,318)	4,367	1,069
Total	$340,547	$336,387	$416,218

The effective tax rate differs from the federal statutory income tax rate as explained below:

Effective Income Tax Rate
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	4.0%	2.7%	3.1%
Tax effect resulting from international activities	0.1%	(0.6)%	0.0%
Domestic production activities deduction	(1.9)%	(0.3)%	0.0%
Non-deductible expenses	0.7%	0.3%	0.2%
Equity based compensation	0.0%	0.1%	2.0%
Other	0.1%	(0.4)%	0.0%
Effective income tax rate	38.0%	36.8%	40.3%

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Deferred Tax Assets and Liabilities
	December 25, 2016	December 27, 2015
Accrued liabilities	$11,537	$11,907
Inventories	11,489	5,974
Benefits and compensation	37,049	25,689
Hedges	6,511	7,159
Net operating loss carryforwards	81,515	85,742
Federal & state tax credits	2,386	3,655
Postretirement benefits	20,863	23,401
Alternative minimum tax	1,993	1,993
Other	2,755	3,129
Subtotal	176,098	168,649
Valuation allowance	(3,146)	(1,487)
Total net deferred tax assets	172,952	167,162

Other intangible assets	(964,547)	(749,498)
Partnership interests	(10,473)	(8,866)
Plant assets	(118,223)	(105,563)
Other	(2,689)	(679)
Total deferred tax liabilities	(1,095,932)	(864,606)
Net deferred tax liability	$(922,980)	$(697,444)

Amounts recognized in the Consolidated Balance Sheets
Current net deferred tax assets	51,679	40,571
Long-term net deferred tax liability	(974,659)	(738,015)
Net deferred tax liability	$(922,980)	$(697,444)

Income taxes are accounted for in accordance with the authoritative guidance for accounting for income taxes under which deferred tax assets and liabilities are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The effective tax rate was 38.0% for the fiscal year ended December 25, 2016 compared to 36.8% for the fiscal year ended December 27, 2015. The effective rate for the year ended December 25, 2016 includes benefits of approximately 1.9% related to the domestic production activities deduction. In connection with our acquisition of Boulder Brands Inc. (“Boulder”), our effective income tax rate was adversely impacted for the tax effect associated with incurring certain non-deductible acquisition costs and compensation payments of 0.6%, a charge for an increase in our non-current state deferred income tax liability balance of approximately 1.0%, and a charge to record a valuation allowance on our foreign tax credit carryforward of approximately 0.2%.

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

The Company’s fiscal 2014 earnings include $145.6 million of pre-tax earnings from the terminated Hillshire merger agreement (see Note 7 of the Consolidated Financial Statements). Utilization of net operating loss carryovers (NOL’s) reduced our taxes currently payable on the net termination fee to approximately $3.0 million. The Company also recognized approximately $23.7 million of non-deductible, equity based compensation expense during the year, primarily associated with the Liquidity event (See Note 1 of the Consolidated Financial Statements).

The Company is a loss corporation as defined by Internal Revenue Code Section 382. Section 382 places an annual limitation on our ability to utilize our net operating loss carryovers (NOLs) and other attributes to reduce future taxable income. As of December 25, 2016, we have federal NOL carryovers of $425.5 million, subject to an annual limitation of $17.1 million. As a result, $237.2 million of the carryovers exceed the estimated available Section 382 limitation. The Company has reduced its deferred tax assets for this limitation.

On January 15, 2016, we acquired Boulder Brands, Inc. (“Boulder”) which is a loss corporation. As of the acquisition date, Boulder had approximately $54.5 million of federal NOL carryover subject to the Section 382 provisions. The annual limitation is approximately $26.5 million subject to increase for recognized built in gains. We have fully utilized the federal NOL in 2016 without limitation.

The Company's federal NOLs have expiration periods beginning in 2020 through 2027 and we have a federal foreign tax credit carryover of $0.6 million that has an expiration period in 2025. The Company also has state tax NOLs that are limited and vary in amount by jurisdiction. Gross state net operating losses are approximately $275.4 million with expiration periods beginning in 2017 through 2033. State tax credits total $2.9 million and expire on or before 2020.

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

The table below lists the changes in the Company’s deferred tax valuation allowance. The valuation allowance increase of $0.7 million is attributable to foreign tax credits and state NOLs, the realization of which is not more likely than not. In connection with the wind down of Boulder Brand’s United Kingdom operations (see Note 7 of the Consolidated Financial Statements), a valuation allowance of $1.1 million was recorded for the related deferred tax assets that will not be recognized in the future. The decrease of $0.2 million is primarily attributable to the write-off of state tax credits that were subject to a full valuation reserve, as the Company determined it will not generate future income of a certain character to realize the loss carryforward.

	Beginning				Ending
	Balance	Additions	Acquisitions	Deductions	Balance
Fiscal year ended December 25, 2016	$2,287	$1,775	$59	$(208)	$3,913
Fiscal year ended December 27, 2015	2,288	623	—	(624)	2,287
Fiscal year ended December 28, 2014	3,952	—	—	(1,664)	2,288

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

A reconciliation of the beginning and ending amount of gross unrecognized tax positions is as follows:

	Fiscal year ended
	December 25, 2016	December 27, 2015	December 28, 2014
Gross unrecognized tax positions at beginning of year	$8,611	$8,242	$6,905
Increase for tax positions related to prior periods	4,225	—	1,300
Decrease for tax positions related to prior periods	(444)	—	—
Increase for tax positions related to the current period	507	558	204
Decrease related to settlement with tax authorities	(89)	—	—
Reductions due to lapse of applicable statutes of limitations	(706)	(189)	(167)
Gross unrecognized tax positions at end of year	$12,104	$8,611	$8,242

The Company's liability for unrecognized tax positions as of December 25, 2016 was $12.1 million, reflecting a net increase of $3.5 million. Net benefit of $0.1 million was recognized in the provision for income taxes resulting primarily from the expiration of statutes of limitations on certain matters offset by interest accrual of uncertainties related to prior year matters. The amount that, if recognized, would impact the effective tax rate as of December 25, 2016 would be $6.3 million.

From time to time, various taxing authorities may audit the Company's tax returns. It is reasonably possible that a decrease in the uncertain tax positions of approximately $2.0 to $5.0 million may occur within the next twelve months due to the lapse of certain statutes of limitations or resolution of uncertainties.

The Company recorded a net expense for interest and penalties associated with uncertain tax positions of $0.4 million, $0.1 million and $0.0 million, to the provision for income taxes for the fiscal years ended December 25, 2016, December 27, 2015 and December 28, 2014, respectively. The Company's liability includes accrued interest and penalties of $1.1 million and $0.2 million as of December 25, 2016 and December 27, 2015, respectively.

The Company files income tax returns with the U.S. federal government and various state and international jurisdictions.  With few exceptions, the Company's calendar year 1999 and subsequent federal and state tax years remain open by statute, principally relating to NOLs.  With limited exception for certain states, Federal and state tax years for pre-acquisition periods (2013 and earlier) of Boulder Brands Inc. are closed by statute.  Tax returns of our Canadian affiliates from 2010 generally remain open for examination.    As a matter of course, from time to time various taxing authorities may audit the Company's tax returns and the ultimate resolution of such audits could result in adjustments to amounts recognized by the Company.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

16. Quarterly Results (Unaudited)

Summarized quarterly financial data is presented below

	Quarter Ended
	March 2016	June 2016	September 2016	December 2016	Fiscal 2016
	13 weeks	13 weeks	13 weeks	13 weeks	52 weeks
Net sales	$754,255	$756,381	$758,821	$858,481	$3,127,938
Cost of products sold	555,688	535,189	530,117	590,870	2,211,864
Gross profit	198,567	221,192	228,704	267,611	916,074

Net earnings	24,837	45,783	52,353	88,144	211,117
Net earnings per share (1)
Basic	$0.21	$0.39	$0.45	$0.75	$1.81
Weighted average shares outstanding-basic (2)	116,117	116,657	117,224	117,489	116,872
Diluted	$0.21	$0.39	$0.44	$0.74	$1.79
Weighted average shares outstanding-diluted (2)	117,613	117,766	118,390	118,874	118,161
Dividends declared	$0.255	$0.255	$0.285	$0.285	$1.08
Market price - high	$46.08	$45.37	$51.85	$53.25	$53.25
Market price - low	$39.89	$41.82	$43.34	$46.62	$39.89

	Quarter Ended
	March 2015	June 2015	September 2015	December 2015	Fiscal 2015
	13 weeks	13 weeks	13 weeks	13 weeks	52 weeks
Net sales	$665,281	$631,746	$636,287	$722,478	$2,655,792
Cost of products sold	493,564	462,637	459,432	499,653	1,915,286
Gross profit	171,717	169,109	176,855	222,825	740,506

Net earnings	41,536	43,679	48,098	79,195	212,508

Net earnings per share (1)
Basic	$0.36	$0.38	$0.41	$0.68	$1.83
Weighted average shares outstanding-basic (2)	115,906	116,031	116,085	116,105	116,032
Diluted	$0.35	$0.37	$0.41	$0.67	$1.81
Weighted average shares outstanding-diluted (2)	117,036	117,281	117,470	117,503	117,323
Dividends declared	$0.235	$0.235	$0.255	$0.255	$0.98
Market price - high	$40.89	$47.35	$47.41	$44.75	$47.41
Market price - low	$34.77	$39.79	$43.21	$40.27	$34.77

(1) The sum of the individual per share amounts may not add due to rounding.
(2) Shares presented in thousands.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Net earnings during fiscal 2016 and fiscal 2015 were affected by the following charges (credits):

	Quarter Ended
	March 2016	June 2016	September 2016	December 2016	Fiscal 2016
	13 weeks	13 weeks	13 weeks	13 weeks	52 weeks
Cost of products sold
Acquisition integration costs (a)	842	539	1,077	3,108	5,566

Administrative expenses
Boulder Brands integration costs (b)	12,814	8,822	3,637	3,183	28,456

Other expense (income)
Boulder Brands UK wind down (c)	—	—	—	4,265	4,265
Boulder Brands acquisition costs (d)	6,781	—	—	—	6,781

Tradename impairments (e)	—	—	11,200	—	11,200

	Quarter Ended
	March 2015	June 2015	September 2015	December 2015	Fiscal 2015
	13 weeks	13 weeks	13 weeks	13 weeks	52 weeks
Cost of products sold
Acquisition integration costs (f)	2,489	1,677	2,011	2,448	8,625

Other expense (income), net
Boulder Brands acquisition costs (b)	—	—	—	1,713	1,713
Foreign exchange losses (gains) (g)	2,278	(700)	2,102	1,051	4,731

(a)	The Company recorded integration costs related to the Garden Protein acquisition.

(b)	The Company recorded integration costs related to the Boulder Brands acquisition.

(c)
The Company recorded $4.3 million of charges related to wind down of operations and the disposal of associated assets at Boulder Brands private label gluten free bakery operation which is based in the United Kingdom. This is explained in greater detail in Note 7 to the Consolidated Financial Statements.

(d)	Boulder Brands acquisition costs primarily consist of legal, accounting and other professional fees.

(e)	The Company recorded tradename impairments related to Celeste, Aunt Jemima, and Snyder of Berlin. This is explained in greater detail in Note 9 to the Consolidated Financial Statements.

(f)	The Company recorded integration costs related to the Garden Protein and Wish-Bone acquisitions.

(g)	The Company recorded foreign exchange losses from intra-entity loans resulting from the Garden Protein acquisition that are anticipated to be settled in the foreseeable future.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

17. Guarantor and Nonguarantor Statements
The Senior Notes are general senior unsecured obligations of Pinnacle Foods Finance, effectively subordinated in right of payment to all existing and future senior secured indebtedness of Pinnacle Foods Finance and guaranteed on a full, unconditional, joint and several basis by the Company and Pinnacle Foods Finance's 100% owned domestic subsidiaries that guarantee other indebtedness of the Company. The indentures governing the Senior Notes contains customary exceptions under which a guarantee of a guarantor subsidiary will terminate, including (1) the sale, exchange or transfer (by merger or otherwise) of the capital stock or all of the assets of such guarantor subsidiary, (2) the release or discharge of the guarantee by such guarantor subsidiary of the Amended Credit Agreement or other guarantee that resulted in the creation of the guarantee, (3) the designation of such guarantor subsidiary as an “unrestricted subsidiary” in accordance with the indentures governing the Senior Notes and (4) upon the legal defeasance or covenant defeasance or discharge of the indentures governing the Senior Notes.
The following condensed consolidating financial information presents:

(1)	(a) Condensed consolidating balance sheets as of December 25, 2016 and December 27, 2015.
(b) The related condensed consolidating statements of operations and comprehensive earnings for the Company, Pinnacle Foods Finance, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Fiscal year ended December 25, 2016; and
ii. Fiscal year ended December 27, 2015; and
iii. Fiscal year ended December 28, 2014.

(c) The related condensed consolidating statements of cash flows for the Company, Pinnacle Foods Finance, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Fiscal year ended December 25, 2016; and
ii. Fiscal year ended December 27, 2015; and
iii. Fiscal year ended December 28, 2014.

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Balance Sheet December 25, 2016

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$—	$341,238	$11,838	$—	$353,076
Accounts receivable, net	—	—	281,189	8,393	—	289,582
Intercompany accounts receivable	96,923	—	804,203	—	(901,126)	—
Inventories, net	—	—	429,009	16,482	—	445,491
Other current assets	—	631	8,402	1,654	—	10,687
Deferred tax assets	—	1,233	49,527	919	—	51,679
Total current assets	96,923	1,864	1,913,568	39,286	(901,126)	1,150,515
Plant assets, net	—	—	690,515	32,830	—	723,345
Investment in subsidiaries	1,886,496	2,589,850	30,600	—	(4,506,946)	—
Intercompany note receivable	—	2,984,974	44,928	9,800	(3,039,702)	—
Tradenames	—	—	2,525,200	4,358	—	2,529,558
Other assets, net	—	2,963	158,934	11,174	—	173,071
Deferred tax assets	—	333,945	—	—	(333,945)	—
Goodwill	—	—	2,104,648	58,508	—	2,163,156
Total assets	$1,983,419	$5,913,596	$7,468,393	$155,956	$(8,781,719)	$6,739,645
Current liabilities:
Short-term borrowings	$—	$—	$2,389	$—	$—	$2,389
Current portion of long-term obligations	—	10,750	13,028	23	—	23,801
Accounts payable	—	—	283,999	8,479	—	292,478
Intercompany accounts payable	—	863,358	—	37,766	(901,124)	—
Accrued trade marketing expense	—	—	48,850	2,204	—	51,054
Accrued liabilities	178	28,557	133,316	4,690	—	166,741
Dividends payable	35,233	—	—	—	—	35,233
Total current liabilities	35,411	902,665	481,582	53,162	(901,124)	571,696
Long-term debt	—	3,112,196	28,024	276	—	3,140,496
Intercompany note payable	—	—	2,975,471	64,233	(3,039,704)	—
Pension and other postretirement benefits	—	—	56,323	—	—	56,323
Other long-term liabilities	—	12,239	31,994	3,296	—	47,529
Deferred tax liabilities	—	—	1,305,149	3,455	(333,945)	974,659
Total liabilities	35,411	4,027,100	4,878,543	124,422	(4,274,773)	4,790,703
Commitments and contingencies (Note 13)
Shareholder’s equity:
Pinnacle Common Stock	$1,191	$—	$—	$—	$—	$1,191
Additional paid-in-capital	1,429,447	1,430,639	1,352,568	32,770	(2,815,977)	1,429,447
Retained earnings	601,049	507,426	1,272,939	3,936	(1,784,301)	601,049
Accumulated other comprehensive loss	(51,569)	(51,569)	(35,657)	(6,106)	93,332	(51,569)
Capital stock in treasury	(32,110)	—	—	—	—	(32,110)
Total Pinnacle Foods Inc. and Subsidiaries stockholders' equity	1,948,008	1,886,496	2,589,850	30,600	(4,506,946)	1,948,008
Non-controlling interest	—	—	—	934	—	934
Total Equity	1,948,008	1,886,496	2,589,850	31,534	(4,506,946)	1,948,942
Total liabilities and shareholders' equity	$1,983,419	$5,913,596	$7,468,393	$155,956	$(8,781,719)	$6,739,645

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Balance Sheet December 27, 2015

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$—	$177,669	$2,880	$—	$180,549
Accounts receivable, net	—	—	214,690	5,046	—	219,736
Intercompany accounts receivable	92,475	—	725,074	—	(817,549)	—
Inventories, net	—	—	392,404	10,697	—	403,101
Other current assets	—	470	11,860	1,347	—	13,677
Deferred tax assets	—	1,670	38,516	385	—	40,571
Total current assets	92,475	2,140	1,560,213	20,355	(817,549)	857,634
Plant assets, net	—	—	615,123	15,986	—	631,109
Investment in subsidiaries	1,744,015	2,428,472	26,433	—	(4,198,920)	—
Intercompany note receivable	—	2,084,130	8,398	9,800	(2,102,328)	—
Tradenames	—	—	1,996,800	4,248	—	2,001,048
Other assets, net	—	16,855	102,701	808	—	120,364
Deferred tax assets	—	332,372	—	—	(332,372)	—
Goodwill	—	—	1,692,715	21,293	—	1,714,008
Total assets	$1,836,490	$4,863,969	$6,002,383	$72,490	$(7,451,169)	$5,324,163
Current liabilities:
Short-term borrowings	$—	$—	$2,225	$—	$—	$2,225
Current portion of long-term obligations	—	5,250	9,515	82	—	14,847
Accounts payable	—	—	206,082	4,957	—	211,039
Intercompany accounts payable	—	815,100	—	2,449	(817,549)	—
Accrued trade marketing expense	—	—	44,096	2,132	—	46,228
Accrued liabilities	163	18,152	79,468	2,727	—	100,510
Dividends payable	30,798	—	—	—	—	30,798
Total current liabilities	30,961	838,502	341,386	12,347	(817,549)	405,647
Long-term debt	—	2,258,528	(1,865)	349	—	2,257,012
Intercompany note payable	—	—	2,075,113	27,215	(2,102,328)	—
Pension and other postretirement benefits	—	—	63,454	—	—	63,454
Other long-term liabilities	—	22,924	28,195	3,387	—	54,506
Deferred tax liabilities	—	—	1,067,628	2,759	(332,372)	738,015
Total liabilities	30,961	3,119,954	3,573,911	46,057	(3,252,249)	3,518,634
Commitments and contingencies (Note 13)
Shareholder’s equity:
Pinnacle Common Stock	$1,176	$—	$—	$—	$—	$1,176
Additional paid-in-capital	1,378,521	1,379,697	1,301,642	20,476	(2,701,815)	1,378,521
Retained earnings	517,330	423,706	1,169,032	14,212	(1,606,950)	517,330
Accumulated other comprehensive loss	(59,388)	(59,388)	(42,202)	(8,255)	109,845	(59,388)
Capital stock in treasury	(32,110)	—	—	—	—	(32,110)
Total shareholders' equity	1,805,529	1,744,015	2,428,472	26,433	(4,198,920)	1,805,529
Total liabilities and shareholders' equity	$1,836,490	$4,863,969	$6,002,383	$72,490	$(7,451,169)	$5,324,163

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings (Loss) For the fiscal year ended December 25, 2016

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$3,064,800	$174,334	$(111,196)	$3,127,938
Cost of products sold	—	—	2,161,918	157,859	(107,913)	2,211,864
Gross profit	—	—	902,882	16,475	(3,283)	916,074
Operating expenses
Marketing and selling expenses	—	—	213,171	5,089	—	218,260
Administrative expenses	—	—	153,835	9,221	—	163,056
Research and development expenses	—	—	17,384	729	—	18,113
Tradename impairment charges	—	—	11,200	—	—	11,200
Intercompany royalties	—	—	(562)	562	—	—
Intercompany management fees	—	—	—	2,286	(2,286)	—
Intercompany technical service fees	—	—	—	997	(997)	—
Other expense (income), net	—	(486)	21,265	5,021	—	25,800
Equity in (earnings) loss of investees	(211,117)	(231,305)	10,275	—	432,147	—
Total operating (income) expenses	(211,117)	(231,791)	426,568	23,905	428,864	436,429
Earnings (loss) before interest and taxes	211,117	231,791	476,314	(7,430)	(432,147)	479,645
Intercompany interest (income) expense	—	(105,328)	103,268	2,060	—	—
Interest expense	—	137,227	1,973	43	—	139,243
Interest income	—	—	93	52	—	145
Earnings (loss) before income taxes	211,117	199,892	371,166	(9,481)	(432,147)	340,547
Provision (benefit) for income taxes	—	(11,225)	139,861	794	—	129,430
Net earnings (loss)	$211,117	$211,117	$231,305	$(10,275)	$(432,147)	$211,117

Total comprehensive earnings (loss)	$218,936	$218,936	$237,851	$(8,127)	$(448,660)	$218,936

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings (Loss) For the fiscal year ended December 27, 2015

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$2,635,141	$118,194	$(97,543)	$2,655,792
Cost of products sold	—	—	1,915,267	96,545	(96,526)	1,915,286
Gross profit	—	—	719,874	21,649	(1,017)	740,506
Operating expenses
Marketing and selling expenses	—	—	168,239	8,463	—	176,702
Administrative expenses	—	—	100,556	6,448	—	107,004
Research and development expenses	—	—	12,492	500	—	12,992
Intercompany royalties	—	—	—	20	(20)	—
Intercompany technical service fees	—	—	—	997	(997)	—
Other expense (income), net	—	3,663	15,338	105	—	19,106
Equity in (earnings) loss of investees	(212,508)	(226,847)	(3,235)	—	442,590	—
Total operating expenses	(212,508)	(223,184)	293,390	16,533	441,573	315,804
Earnings before interest and taxes	212,508	223,184	426,484	5,116	(442,590)	424,702
Intercompany interest (income) expense	—	(68,701)	67,657	1,044	—	—
Interest expense	—	86,745	1,727	41	—	88,513
Interest income	—	—	163	35	—	198
Earnings before income taxes	212,508	205,140	357,263	4,066	(442,590)	336,387
Provision (benefit) for income taxes	—	(7,368)	130,416	831	—	123,879
Net earnings	$212,508	$212,508	$226,847	$3,235	$(442,590)	$212,508

Total comprehensive earnings (loss)	$190,854	$190,854	$217,931	$(1,747)	$(407,038)	$190,854

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Cash Flows For the fiscal year ended December 25, 2016
	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$(714)	$474,237	$13,981	$—	$487,504
Cash flows from investing activities
Intercompany accounts receivable/payable	—	24,977	541	—	(25,518)	—
Intercompany loans	—	(880,122)	—	—	880,122	—
Payments for business acquisition	—	—	(985,365)	—	—	(985,365)
Investment in subsidiary	85,924	76,472	—	—	(162,396)	—
Capital expenditures	—	—	(96,404)	(4,646)	—	(101,050)
Net cash (used in) provided by investing activities	85,924	(778,673)	(1,081,228)	(4,646)	692,208	(1,086,415)
Cash flows from financing activities
Proceeds from issuance of common stock	26,436	—	—	—	—	26,436
Excess tax benefits on stock-based compensation	11,577	—	—	—	—	11,577
Taxes paid related to net share settlement of equity awards	(1,087)	—	—	—	—	(1,087)
Dividends paid	(122,850)	—	—	—	—	(122,850)
Proceeds from notes offering	—	350,000	—	—	—	350,000
Proceeds from bank term loans	—	547,250	—	—	—	547,250
Repayments of long-term obligations	—	(9,375)	(4,366)	—	—	(13,741)
Proceeds from short-term borrowing	—	—	4,452	—	—	4,452
Repayments of short-term borrowing	—	—	(4,259)	—	—	(4,259)
Intercompany accounts receivable/payable	—	—	(24,977)	(541)	25,518	—
Return of capital	—	(85,924)	(76,472)	—	162,396	—
Intercompany loans	—	—	880,122	—	(880,122)	—
Repayment of capital lease obligations	—	—	(3,940)	(10)	—	(3,950)
Debt acquisition costs	—	(22,564)	—	—	—	(22,564)
Net cash (used in) provided by financing activities	(85,924)	779,387	770,560	(551)	(692,208)	771,264
Effect of exchange rate changes on cash	—	—	—	174	—	174
Net change in cash and cash equivalents	—	—	163,569	8,958	—	172,527
Cash and cash equivalents - beginning of period	—	—	177,669	2,880	—	180,549
Cash and cash equivalents - end of period	$—	$—	$341,238	$11,838	$—	$353,076

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Cash Flows For the fiscal year ended December 27, 2015

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$(12,155)	$394,876	$(9,810)	$—	$372,911
Cash flows from investing activities
Intercompany accounts receivable/payable	—	128,891	(14,400)	—	(114,491)	—
Repayments of intercompany loans	—	—	(801)		801	—
Payments for business acquisition	—	—	1,102	—	—	1,102
Investment in subsidiary	111,486	—	—	—	(111,486)	—
Capital expenditures	—	—	(101,353)	(7,124)	—	(108,477)
Sale of plant assets	—	—	1,618	—	—	1,618
Net cash (used in) provided by investing activities	111,486	128,891	(113,834)	(7,124)	(225,176)	(105,757)
Cash flows from financing activities
Proceeds from issuance of common stock	1,231	—	—	—	—	1,231
Excess tax benefits on stock-based compensation	1,442	—	—	—	—	1,442
Taxes paid related to net share settlement of equity awards	(2,401)	—	—	—	—	(2,401)
Dividends paid	(111,758)	—	—	—	—	(111,758)
Repayments of long-term obligations	—	(5,250)	(3,620)	—	—	(8,870)
Proceeds from short-term borrowing	—	—	4,261	—	—	4,261
Repayments of short-term borrowing	—	—	(4,480)	—	—	(4,480)
Intercompany accounts receivable/payable	—	—	(128,891)	14,400	114,491	—
Return of capital	—	(111,486)	—	—	111,486	—
Intercompany loans	—	—	—	801	(801)	—
Repayment of capital lease obligations	—	—	(3,585)	—	—	(3,585)
Net cash (used in) provided by financing activities	(111,486)	(116,736)	(136,315)	15,201	225,176	(124,160)
Effect of exchange rate changes on cash	—	—	—	(922)	—	(922)
Net change in cash and cash equivalents	—	—	144,727	(2,655)	—	142,072
Cash and cash equivalents - beginning of period	—	—	32,942	5,535	—	38,477
Cash and cash equivalents - end of period	$—	$—	$177,669	$2,880	$—	$180,549

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Cash Flows For the fiscal year ended December 28, 2014
	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$149,982	$(65,834)	$472,484	$(5,922)	$—	$550,710
Cash flows from investing activities
Intercompany accounts receivable/payable	(14,599)	—	(333,136)	—	347,735	—
Repayments of intercompany loans	—	119,814	—		(119,814)	—
Payments for business acquisition	—	—	(169,373)	—	—	(169,373)
Investment in subsidiary	—	(169,373)	—	—	169,373	—
Capital expenditures	—	—	(102,967)	—	—	(102,967)
Sale of plant assets held for sale	—	—	2,328	—	—	2,328
Net cash (used in) provided by investing activities	(14,599)	(49,559)	(603,148)	—	397,294	(270,012)
Cash flows from financing activities
Proceeds from issuance of common stock	489	—	—	—	—	489
Excess tax benefits on stock-based compensation	905	—	—	—	—	905
Taxes paid related to net share settlement of equity awards	(3,061)	—	—	—	—	(3,061)
Dividends paid	(101,606)	—	—	—	—	(101,606)
Repayments of long-term obligations	—	(217,392)	(2,575)	—	—	(219,967)
Proceeds from short-term borrowing	—	—	4,757	—	—	4,757
Repayments of short-term borrowing	—	—	(4,799)	—	—	(4,799)
Borrowings under revolving credit facility	—	65,000	—	—	—	65,000
Repayments of revolving credit facility	—	(65,000)	—	—	—	(65,000)
Intercompany accounts receivable/payable	—	333,043	14,692		(347,735)	—
Parent investment	—	—	169,373	—	(169,373)	—
Repayments of intercompany loans	—	—	(119,814)	—	119,814	—
Repayment of capital lease obligations	—	—	(2,373)	—	—	(2,373)
Purchase of stock for treasury	(32,110)	—	—	—	—	(32,110)
Debt acquisition costs	—	(258)	—	—	—	(258)
Net cash (used in) provided by financing activities	(135,383)	115,393	59,261	—	(397,294)	(358,023)
Effect of exchange rate changes on cash	—	—	—	(937)	—	(937)
Net change in cash and cash equivalents	—	—	(71,403)	(6,859)	—	(78,262)
Cash and cash equivalents - beginning of period	—	—	104,345	12,394	—	116,739
Cash and cash equivalents - end of period	$—	$—	$32,942	$5,535	$—	$38,477

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

18. Subsequent Events

Debt Refinancing

On February 3, 2017, Pinnacle Foods Finance, entered into the fifth amendment to the Second Amended and Restated Credit Agreement (the "Refinancing"), which provided for a seven year term loan facility in the amount of $2,262.0 million (the "Tranche B Term Loans") and replaced the existing revolving credit facility with a new five year $225.0 million revolving credit facility.

The interest rates applicable to loans under the new credit facilities are, at the Company's option, equal to either a LIBOR rate or a base rate, plus an applicable margin equal to 2.00% for LIBOR rate loans and 1.00% for base rate loans. The new credit facilities are also subject to an interest rate floor of 0.00% for LIBOR rate loans and 1.00% for base rate loans. Unused commitments under the new revolving credit facility are subject to a commitment fee of 0.30% per annum.

As a result of the Refinancing, Pinnacle Foods Finance used the proceeds from the Tranche B Term Loans and $213.1 million of cash on hand to repay all existing indebtedness outstanding under the then existing Amended Credit Agreement, consisting of (a) $1,409.6 million of Tranche G Term Loans, (b) $507.9 million of Tranche H Term Loans and (c) $544.5 million of Tranche I Term Loans.

As part of the Refinancing, the Company will perform an analysis of its unamortized debt acquisition costs and original issue discount. Upon completion of this analysis, the Company may incur a non-cash charge for a portion or all of these costs in its first fiscal quarter of 2017. Additionally, Pinnacle Foods Finance incurred debt acquisition costs and original issue discounts of $10.2 million on the new Tranche B Term Loans.

For the interest rate swaps in place at the time of the Refinancing, it became probable that the associated original forecasted transactions would not occur. As such, the Company discontinued hedge accounting, settled the associated liability of $20.7 million with its counter parties and accelerated the reclassification of amounts in AOCL to earnings. Immediately subsequent to the settlement of the old swaps, the Company entered into new interest rate swap agreements with various financial institutions. As a result, $1.5 billion of debt is hedged in 2017 at a rate of 0.96%, $1.0 billion in 2018 at a rate of 1.48% and $750 million in 2019 at a rate of 1.8%.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 25, 2016. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective at a level of reasonable assurance.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 25, 2016. In making this assessment, management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes that, as of December 25, 2016, the Company's internal control over financial reporting is effective based on those criteria.

/s/ Mark Clouse
Mark Clouse
Chief Executive Officer

/s/ Craig Steeneck
Craig Steeneck
Executive Vice President and Chief Financial Officer

(c) Attestation Report of the Registered Public Accounting Firm.

The effectiveness of the Company's internal control over financial reporting as of December 25, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(d) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 25, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Annual Meeting Date

The Board of Directors of the Company has fixed the date of the Annual Meeting of Stockholders for May 23, 2017.

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

Financial Statement Schedules: Schedule I - Condensed Financial Statements (Parent Company)

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference from Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Pinnacle Foods Inc.		8-K	3.1	4/3/13
3.2	Second Amended and Restated Bylaws of Pinnacle Foods Inc.		8-K	3.1	2/16/16
4.1	Form of Stock Certificate for Common Stock		S-1/A	4.1	3/7/13
4.2	Senior Notes Indenture dated as of April 29, 2013 among Pinnacle Foods Finance LLC and Pinnacle Foods Finance Corp., the Guarantors listed therein and Wilmington Trust Company, as Trustee		8-K	4.1	4/30/13
4.3	Indenture, dated as of January 15, 2016, by and among Pinnacle Foods Finance LLC, Pinnacle Foods Finance Corp., the guarantors listed therein and Wilmington Trust, National Association		8-K	4.1	1/15/2016
4.4	First Supplemental Indenture, dated as of January 15, 2016, by and among Pinnacle Foods Finance LLC, Pinnacle Foods Finance Corp., the guarantors listed therein and Wilmington Trust, National Association		8-K	4.2	1/15/2016
4.5	Registration Rights Agreement, dated January 15, 2016, by and among Pinnacle Foods Finance LLC, Pinnacle Foods Finance Corp., the guarantors listed therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers		8-K	4.3	1/15/2016
4.6	First Supplemental Indenture, dated as of February 8, 2016, by and among Pinnacle Foods Finance LLC, Pinnacle Foods Finance Corp., the guarantors listed therein and Wilmington Trust, National Association		10-Q	4.5	4/28/2016
10.1	Second Amended and Restated Credit Agreement dated April 29, 2013 among Pinnacle Foods Finance LLC, Peak Finance Holdings, LLC, Barclays Banks PLC and the Other Lenders Party thereto		8-K	10.1	4/30/13
10.2	Second Amendment to Amended and Restated Credit Agreement dated April 29, 2013 among Pinnacle Foods Finance LLC, Peak Finance Holdings LLC, the Guarantors Party hereto, Barclays Bank Plc, Bank of America, NA and the Other Lenders Party thereto		8-K	10.2	4/30/13
10.3	First Amendment to Second Amended and Restated Credit Agreement dated October 1, 2013 among Pinnacle Foods Finance LLC, Peak Finance Holdings LLC, the Guarantors Party thereto, Barclays Bank Plc and the Other Lenders Party thereto		8-K	10.1	10/1/2013
10.4	Amended and Restated Credit Agreement dated as of April 29, 2013, by and among Pinnacle Finance, Peak Finance Holdings LLC, the guarantors party thereto, the Lenders party thereto and Barclays Bank PLC, as administrative agent for the Lenders.		8-K	10.1	1/15/2016
10.5
Third Amendment to Amended and Restated Credit Agreement dated July 19, 2016 among Pinnacle Foods Finance LLC, Peak Finance Holdings LLC, the Guarantors Party hereto, Barclays Bank Plc, Bank of America, NA and the Other Lenders Party thereto
		X
10.6
Fourth Amendment to Amended and Restated Credit Agreement dated July 26, 2016 among Pinnacle Foods Finance LLC, Peak Finance Holdings LLC, the Guarantors Party hereto, Barclays Bank Plc, Bank of America, NA and the Other Lenders Party thereto
		X

10.7	Fifth Amendment, dated as of February 3, 2017, to the Second Amended and Restated Credit Agreement, dated as of April 29, 2013, by and among the Borrower, Peak Finance Holdings LLC, the lenders from time to time party thereto and Barclays Bank PLC, as administrative agent, collateral agent, and swing line lender.	8-K	10.1	2/3/2017
10.8	Third Amended and Restated Credit Agreement, dated as of February 3, 2017, by and among the Borrower, Peak Finance Holdings LLC, the lenders from time to time party thereto and Barclays Bank PLC, as administrative agent, collateral agent, and swing line lender.	8-K	10.2	2/3/2017
10.9	Guaranty, dated as of April 2, 2007, among Peak Finance Holdings LLC, certain Subsidiaries of Pinnacle Foods Finance LLC and Holdings identified therein and Lehman Commercial Paper Inc. (filed under Pinnacle Foods Finance LLC)	S-4	4.10	12/21/07
10.10	Intellectual Property Security Agreement, dated as of April 2, 2007, among Peak Finance LLC (to be merged with and into Pinnacle Foods Finance LLC) as Borrower, Peak Finance Holdings, LLC as Holdings, certain Subsidiaries of Borrower and Holdings identified therein and Lehman Commercial Paper Inc. (filed under Pinnacle Foods Finance LLC)	S-4	4.11	12/21/07
10.11	Parent Guaranty, dated as of April 29, 2013, between Pinnacle Foods Inc. and Barclays Bank PLC	S-1	10.7	11/26/13
10.12	Parent Security Agreement dated as of April 29, 2013, between Pinnacle Foods Inc. and Barclays Bank PLC	S-1	10.8	11/26/13
10.13	Securities Purchase Agreement, dated as of November 13, 2014, between Pinnacle Foods Inc. and Garden Protein International, Inc.	8-K	2.1	11/14/14
10.14	Agreement and Plan of Merger, dated as of November 24, 2015, by and among Pinnacle Foods Inc., Slope Acquisition Inc. and Boulder Brands, Inc.	8-K	2.1	11/24/15
10.15	Modification of the Pinnacle Foods Inc. (formerly Crunch Holding Corp.) 2007 Stock Incentive Plan Form of Nonqualified Stock Option Agreement (filed under Pinnacle Foods Finance LLC)	10-K	10.42	3/5/13
10.16	Pinnacle Foods Inc. Amended and Restated 2013 Omnibus Incentive Plan	DEF 14A		4/14/2016
10.17	Pinnacle Foods Inc. 2013 Omnibus Incentive Plan	8-K	10.3	4/3/13
10.18	Form of Restricted Stock Agreement under 2013 Omnibus Incentive Plan	10-Q	10.7	5/15/13
10.19	Form of Restricted Stock Agreement (Conversion Replacement Award)	S-1/A	10.45	3/7/13
10.20	Form of Nonqualified Stock Option Agreement under 2013 Omnibus Incentive Plan	S-1/A	10.46	3/7/13
10.21	Trademark License Agreement by and between The Dial Corporation and Conagra, Inc., dated July 1, 1995 (filed under Pinnacle Foods Group Inc.)	10-K	10.33	12/25/05
10.22	Swanson Trademark License Agreement (U.S.) by and between CSC Brands, Inc. and Vlasic International Brands Inc., dated as of March 24, 1998 (filed under Pinnacle Foods Group Inc.)	S-4	10.27	8/20/04
10.23	Swanson Trademark License Agreement (Non-U.S.) by and between Campbell Soup Company and Vlasic International Brands Inc., dated as of March 26, 1998 (filed under Pinnacle Foods Group Inc.)	S-4	10.28	8/20/04
10.24	Trademark License Agreement, dated as of July 9, 1996, by and between The Quaker Oats Company, The Quaker Oats Company of Canada Limited and Van de Kamp’s Inc. (filed under Pinnacle Foods Finance LLC)	S-4	10.21	12/21/07
10.25	Trademark License Agreement, dated August 19, 2002, by and between Voila Bakeries, Inc. and Agrilink Food Foods, Inc.	10-Q	10.1	5/9/12
10.26	Technology Sharing Agreement by and between Campbell Soup Company and Vlasic Foods International Inc., dated as of March 26, 1998 (filed under Pinnacle Foods Group Inc.)	S-4	10.29	8/20/04
10.27*	Pinnacle Foods Inc. (formerly Crunch Holding Corp.) 2007 Stock Incentive Plan, effective as of August 8, 2007 (filed under Pinnacle Foods Finance LLC)	S-4	10.19	12/21/07

10.28*	Pinnacle Foods Inc. (formerly Crunch Holding Corp.) 2007 Stock Incentive Plan Form of Nonqualified Stock Option Agreement (filed under Pinnacle Foods Finance LLC)		S-4	10.20	12/21/07
10.29*	Modification of the Pinnacle Foods Inc. (formerly Crunch Holding Corp.) 2007 Stock Incentive Plan Form of Nonqualified Stock Option Agreement (filed under Pinnacle Foods Finance LLC)		10-K	10.27	3/3/09
10.30	Lease, dated April 15, 2010, between Woodcrest Road Associates, L.P. and Pinnacle Foods Group LLC (Cherry Hill, New Jersey) (filed under Pinnacle Foods Finance LLC)		10-Q	10.40	8/9/10
10.31	Lease, dated December 14, 2010 between Jeffroad Green, LLC and Pinnacle Foods Group LLC (Parsippany, New Jersey) (filed under Pinnacle Foods Finance LLC)		10-Q	10.45	5/11/11
10.32	First Amendment to Lease Agreement, dated July 28, 2011, by and between Jeffroad Green, LLC and Pinnacle Foods Group LLC	X
10.33	Second Amendment to Lease Agreement, dated February 2, 2012, by and between Jeffroad Green, LLC and Pinnacle Foods Group LLC	X
10.34	Third Amendment to Lease Agreement, dated May 2, 2012, by and between Jeffroad Green, LLC and Pinnacle Foods Group LLC	X
10.35*	Terms of Employment letter dated February 7, 2011 (Antonio F. Fernandez) (filed under Pinnacle Foods Finance LLC)		10-K	10.43	3/10/11
10.36*	Modification of the Pinnacle Foods Inc. (formerly Crunch Holding Corp.) 2007 Stock Incentive Plan Form of Nonqualified Stock Option Agreement (filed under Pinnacle Foods Finance LLC)		10-K	10.42	3/5/13
10.37*	Form of Nonqualified Stock Option Agreement under 2013 Omnibus Incentive Plan		10-Q	10.2	11/13/13
10.38*	Form of Restricted Stock Agreement under 2013 Omnibus Incentive Plan		10-Q	10.1	11/13/13
10.39*	Form of 2014 Performance Share Unit Agreement under 2013 Omnibus Incentive Plan		10-Q	10.3	5/14/2014
10.40*	Form of 2015 Performance Restricted Share Agreement under 2013 Omnibus Incentive Plan		10-Q	10.1	4/30/15
10.41	Form of Restricted Sock Award Agreement (Directors)		10-K	10.40	3/6/14
10.42	Form of Performance Share Unit Agreement under Amended and Restated 2013 Omnibus Incentive Plan		10-Q	10.3	7/28/2016
10.43	Form of Nonqualified Stock Option Agreement under Amended and Restated 2013 Omnibus Incentive Plan		10-Q	10.4	7/28/2016
10.44	Restricted Share Agreement (Mark Clouse)		10-Q	10.5	7/28/2016
10.45	Nonqualified Stock Option Agreement (Mark Clouse)		10-Q	10.6	7/28/2016
10.46	Performance Restricted Share Agreement (Mark Clouse)		10-Q	10.7	7/28/2016
10.47	Restricted Stock Unit Agreement (Mark Schiller)		10-Q	10.8	7/28/2016
10.48	Performance Share Unit Agreement (Mark Schiller)		10-Q	10.9	7/28/2016
12.1	Computation of Ratios of Earnings to Fixed Charges	X
21.1	List of Subsidiaries	X
23.1	Consent of Deloitte & Touche LLP	X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer	X
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2**	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

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

PARENT COMPANY INFORMATION
PINNACLE FOODS INC
SCHEDULE I - CONDENSED FINANCIAL STATEMENTS
(thousands of dollars)

STATEMENTS OF OPERATIONS

	Fiscal year ended
	December 25, 2016	December 27, 2015	December 28, 2014
Termination fee received, net of costs, associated with the Hillshire merger agreement	$—	$—	$152,982
Equity in earnings of investees	211,117	212,508	154,793
Earnings before interest and taxes	211,117	212,508	307,775
Provision for income taxes	—	—	59,357
Net earnings	$211,117	$212,508	$248,418
Comprehensive earnings	$218,936	$190,854	$218,181

BALANCE SHEETS

	December 25, 2016	December 27, 2015
Current Assets:
Due from subsidiaries	96,923	92,475
Total current assets	96,923	92,475
Non current assets:
Investment in subsidiaries	1,886,496	1,744,015
Total assets	$1,983,419	$1,836,490

Current liabilities:
Accrued liabilities	178	163
Dividends payable	35,233	30,798
Total liabilities	$35,411	$30,961

Commitment and contingencies:
Shareholders' equity	1,948,008	1,805,529
Total liabilities and shareholders’s equity	$1,983,419	$1,836,490

STATEMENTS OF CASH FLOWS

	Fiscal year ended
	December 26, 2016	December 27, 2015	December 28, 2014
Cash flows from operating activities
Net earnings	$211,117	$212,508	$248,418
Non-cash credits to net earnings
Deferred taxes	—	—	56,357
Equity in (earnings) of investees	(211,117)	(212,508)	(154,793)
Net cash provided by operating activities	—	—	149,982

Cash flows from investing activities
Reduction (increase) in investment in subsidiaries	85,924	111,486	(14,599)
Net cash (used) provided by investing activities	85,924	111,486	(14,599)

Cash flows from financing activities
Equity contributions	26,436	1,231	489
Dividends paid	(122,850)	(111,758)	(101,606)
Excess tax benefits on stock-based compensation	11,577	1,442	905
Taxes paid related to net share settlement of equity awards	(1,087)	(2,401)	(3,061)
Purchase of stock for treasury		—	(32,110)
Repurchase of equity		—	—
Net cash provided (used) by financing activities	(85,924)	(111,486)	(135,383)

Cash and cash equivalents - beginning of period	—	—	—
Cash and cash equivalents - end of period	$—	$—	$—

See notes to Consolidated Financial Statements of Pinnacle Foods Inc.

PINNACLE FOODS INC.
SCHEDULE I - NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

Pinnacle Foods Inc. (the “Company”) is a holding company whose sole asset is 100% ownership of Peak Finance Holdings LLC (“PFH”). PFH is a holding company whose sole asset is 100% ownership of Pinnacle Foods Finance LLC (“PFF”). As specified in PFF’s debt agreements, there are restrictions on the Company’s ability to obtain funds from its subsidiary through dividends, loans or advances. Accordingly, these condensed financial statements have been prepared on a “parent-only” basis. Under a parent-only presentation, the Company’s investments in its consolidated subsidiaries are presented under the equity method of accounting. The Company has no material contingencies, long-term obligations or guarantees, except as described in Note 17. This parent-only financial statements should be read in conjunction with Pinnacle Foods Inc.’s audited Consolidated Financial Statements included elsewhere herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, in the City of Parsippany, New Jersey, on February 23, 2017 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FOODS INC.

By:	/s/ Craig Steeneck
Name:	Craig Steeneck
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	February 23, 2017

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark Clouse	Chief Executive Officer and Director	February 23, 2017
By: Mark Clouse	(Principal Executive Officer)

/s/ Craig Steeneck	Executive Vice President and Chief Financial Officer	February 23, 2017
By: Craig Steeneck	(Principal Financial Officer and Principal Accounting Officer)

/s/ Roger Deromedi	Chairman of the Board and Director	February 23, 2017
By: Roger Deromedi

/s/ Ann Fandozzi	Director	February 23, 2017
By: Ann Fandozzi

/s/ Yannis Skoufalos	Director	February 23, 2017
By: Yannis Skoufalos

/s/ Mark A. Jung	Director	February 23, 2017
By: Mark A. Jung

/s/ Jane Nielsen	Director	February 23, 2017
By: Jane Nielsen

/s/ Muktesh Pant	Director	February 23, 2017
By: Muktesh Pant

/s/ Raymond P. Silcock	Director	February 23, 2017
By: Raymond P. Silcock