Form 10-Q
period 2017-03-26
PINNACLE FOODS INC.
filed 2017-04-27
CIK 1564822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2017
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
___________________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☐     No  ☒
The Registrant had 118,677,004 shares of common stock, $0.01 par value, outstanding at April 24, 2017.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(thousands, except per share amounts)

	Three months ended
	March 26, 2017	March 27, 2016
Net sales	$766,074	$754,255
Cost of products sold	555,010	555,688
Gross profit	211,064	198,567

Marketing and selling expenses	55,594	58,898
Administrative expenses	36,011	45,888
Research and development expenses	4,021	4,185
Other expense, net	4,230	9,315
	99,856	118,286
Earnings before interest and taxes	111,208	80,281
Interest expense	80,731	31,640
Interest income	15	77
Earnings before income taxes	30,492	48,718
Provision for income taxes	7,343	23,881
Net earnings	23,149	24,837
Less: Net earnings attributable to non-controlling interest	223	1
Net earnings attributable to Pinnacle Foods, Inc. and subsidiaries common shareholders	$22,926	$24,836

Net earnings per share attributable to Pinnacle Foods, Inc. and subsidiaries common shareholders:
Basic	$0.20	$0.21
Weighted average shares outstanding - basic	117,624	116,117
Diluted	$0.19	$0.21
Weighted average shares outstanding - diluted	119,332	117,613
Dividends declared	$0.285	$0.255
See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (unaudited)
(thousands)

	Three months ended
	March 26, 2017			March 27, 2016
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings			$23,149			$24,837
Other comprehensive earnings (loss)
Foreign currency translation:
Foreign currency translation adjustments	1,113	—	1,113	5,443	—	5,443
Cash-flow hedges:
Unrealized gains (losses) arising during the period	495	(192)	303	(11,121)	4,274	(6,847)
Reclassification adjustment for (gains) losses included in net earnings	21,875	(8,351)	13,524	1,386	(549)	837
Pension:
Reclassification of net actuarial loss included in net earnings	269	(102)	167	308	(117)	191
Other comprehensive earnings (loss)	23,752	(8,645)	15,107	(3,984)	3,608	(376)
Total comprehensive earnings			38,256			24,461
Less: Comprehensive earnings attributable to non-controlling interest			223			1
Comprehensive earnings attributable to Pinnacle Foods Inc. and Subsidiaries			$38,033			$24,460

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
(thousands, except share and per share amounts)

	March 26, 2017	December 25, 2016
Current assets:
Cash and cash equivalents	$141,454	$353,076
Accounts receivable, net of allowances of $12,469 and $12,335, respectively	301,266	289,582
Inventories	454,395	445,491
Other current assets	15,155	10,687
Total current assets	912,270	1,098,836
Plant assets, net of accumulated depreciation of $513,406 and $491,397, respectively	721,065	723,345
Tradenames	2,529,610	2,529,558
Other assets, net	169,462	173,071
Goodwill	2,163,851	2,163,156
Total assets	$6,496,258	$6,687,966

Current liabilities:
Short-term borrowings	$2,954	$2,389
Current portion of long-term obligations	36,204	23,801
Accounts payable	308,018	292,478
Accrued trade marketing expense	45,808	51,054
Accrued liabilities	134,480	166,741
Dividends payable	35,600	35,233
Total current liabilities	563,064	571,696
Long-term debt	2,944,179	3,140,496
Pension and other postretirement benefits	55,421	56,323
Other long-term liabilities	33,844	47,529
Deferred tax liabilities	936,600	922,980
Total liabilities	4,533,108	4,739,024
Commitments and contingencies (Note 13)
Shareholders' equity:
Pinnacle preferred stock: $.01 per share, 50,000,000 shares authorized, none issued	—	—
Pinnacle common stock: par value $.01 per share, 500,000,000 shares authorized; issued 119,422,754 and 119,127,269, respectively	1,194	1,191
Additional paid-in-capital	1,439,145	1,429,447
Retained earnings	590,226	601,049
Accumulated other comprehensive loss	(36,462)	(51,569)
Capital stock in treasury, at cost, 1,000,000 common shares	(32,110)	(32,110)
Total Pinnacle Foods Inc. and subsidiaries shareholders' equity	1,961,993	1,948,008
Non-controlling interest	1,157	934
Total Equity	1,963,150	1,948,942
Total liabilities and equity	$6,496,258	$6,687,966

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands)

	Three months ended
	March 26, 2017	March 27, 2016
Cash flows from operating activities
Net earnings	$23,149	$24,837
Non-cash charges (credits) to net earnings
Depreciation and amortization	27,088	24,917
Amortization of debt acquisition costs and discount on term loan	1,580	2,246
Recognition of deferred costs related to refinancing	28,494	—
Change in value of financial instruments, including amounts reclassified from Accumulated Other Comprehensive Loss from settlement of hedges	22,724	(3,892)
Equity-based compensation charges	4,109	3,910
Pension expense, net of contributions	(634)	1,135
Other long-term liabilities	(1,473)	(468)
Other long-term assets	—	(1,635)
Foreign exchange gains	(233)	(784)
Deferred income taxes	5,058	12,551
Changes in working capital (net of effects of acquisition)
Other liabilities - cash settlement of hedges related to refinancing	(20,722)	—
Accounts receivable	(11,583)	(47,189)
Inventories	(8,747)	26,468
Accrued trade marketing expense	(5,220)	10,113
Accounts payable	28,680	27,173
Accrued liabilities	(27,328)	(13,427)
Other current assets	(1,949)	10,803
Net cash provided by operating activities	62,993	76,758
Cash flows from investing activities
Business acquisition activity (net of cash acquired)	—	(985,365)
Capital expenditures	(29,243)	(33,931)
Proceeds from sale of plant assets	679	—
Net cash used in investing activities	(28,564)	(1,019,296)
Cash flows from financing activities
Proceeds from bank term loans	2,262,000	547,250
Proceeds from notes offerings	—	350,000
Repayments of long-term obligations	(2,465,700)	(2,234)
Proceeds from short-term borrowings	1,634	1,023
Repayments of short-term borrowings	(1,068)	(1,017)
Repayment of capital lease obligations	(2,224)	(1,313)
Dividends paid	(33,602)	(29,675)
Net proceeds from issuance of common stock	5,894	395
Excess tax benefits on equity-based compensation	—	137
Taxes paid related to net share settlement of equity awards	(303)	—
Debt acquisition costs	(12,810)	(21,262)
Net cash (used in) provided by financing activities	(246,179)	843,304
Effect of exchange rate changes on cash	128	124
Net change in cash and cash equivalents	(211,622)	(99,110)
Cash and cash equivalents - beginning of period	353,076	180,549
Cash and cash equivalents - end of period	$141,454	$81,439

Supplemental disclosures of cash flow information:
Interest paid	$35,479	$19,059
Interest received	15	77
Income taxes paid/(refunded)	2,512	(3,486)
Non-cash investing and financing activities:
New capital leases	4,822	—
Dividends payable	35,600	30,959
Accrued additions to plant assets	13,681	10,589

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
(thousands, except share and per share amounts)

	Common Stock		Treasury Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 27, 2015	117,619,695	$1,176	(1,000,000)	$(32,110)	$1,378,521	$517,330	$(59,388)	$1,805,529	$—	$1,805,529
Equity-based compensation plans	(1,780)				4,442			4,442		4,442
Dividends ($0.255 per share) (a)						(29,840)		(29,840)		(29,840)
Non-controlling interest in acquisition								—	712	712
Comprehensive earnings						24,836	(376)	24,460	1	24,461
Balance, March 27, 2016	117,617,915	$1,176	(1,000,000)	$(32,110)	$1,382,963	$512,326	$(59,764)	$1,804,591	$713	$1,805,304

Balance, December 25, 2016	119,127,269	$1,191	(1,000,000)	$(32,110)	$1,429,447	$601,049	$(51,569)	$1,948,008	$934	$1,948,942
Equity-based compensation plans	295,485	3			9,698			9,701		9,701
Dividends ($0.285 per share) (b)						(33,972)		(33,972)		(33,972)
Net earnings attributable to non-controlling interest								—	223	223
Comprehensive earnings						23,149	15,107	38,256	—	38,256
Balance, March 26, 2017	119,422,754	$1,194	(1,000,000)	$(32,110)	$1,439,145	$590,226	$(36,462)	$1,961,993	$1,157	$1,963,150

(a) $0.255 per share declared February 2016
(b) $0.285 per share declared February 2017

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

The Frozen segment is comprised of the retail businesses of the Company's frozen brands, including vegetables (Birds Eye), complete bagged meals (Birds Eye Voila! and Birds Eye Signature Skillets), full-calorie single-serve frozen dinners and entrées (Hungry-Man), prepared seafood (Van de Kamp's and Mrs. Paul's), pancakes / waffles / French Toast (Aunt Jemima), frozen and refrigerated bagels (Lender's) and pizza for one (Celeste). The Frozen segment also includes all of the Company’s business in Canada, including those of the Garden Protein International and Boulder Brands acquisitions. The Grocery segment is comprised of the retail businesses of the Company's grocery brands, including cake/ brownie mixes and frostings (Duncan Hines), shelf-stable pickles (Vlasic), salad dressings (Wish-Bone, Western and Bernstein’s), table syrups (Log Cabin and Mrs. Butterworth's), refrigerated and shelf-stable spreads (Smart Balance), canned meat (Armour, Nalley and Brooks), pie and pastry fillings (Duncan Hines Comstock and Wilderness), and barbecue sauces (Open Pit). The Boulder segment is comprised of the retail businesses of the Company's health and wellness lifestyle brands including gluten-free products (Udi's and Glutino), natural frozen meal offerings (EVOL), plant-based refrigerated and shelf-stable spreads (Earth Balance) and plant-based protein frozen products (gardein). The Specialty Foods segment includes the Company’s snack products (Tim's Cascade and Snyder of Berlin) and all of its U.S. foodservice and private label businesses, including those of the Garden Protein International and Boulder Brands acquisitions.

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

2. Interim Financial Statements

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of March 26, 2017, the results of operations for the three months ended March 26, 2017 and March 27, 2016, and the cash flows for the three months ended March 26, 2017 and March 27, 2016. The results of operations are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 25, 2016.

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

The cost of the Boulder Brands acquisition was $1,001.4 million, which included the repayment of debt. The following table summarizes the allocation of the total cost of the acquisition to the assets acquired and liabilities assumed:

Assets acquired:
Cash	$16,054
Accounts receivable	41,064
Inventories	66,893
Other current assets	12,043
Deferred tax asset	27,955
Property and equipment	59,405
Tradenames	539,600
Distributor relationships	40,600
Customer relationships	11,400
Other assets	12,298
Goodwill	445,954
Fair value of assets acquired	1,273,266
Liabilities assumed
Accounts payable	16,022
Accrued liabilities	41,555
Capital lease obligations	7,486
Long term deferred tax liability	201,358
Other long-term liabilities	4,504
Non-controlling interest	922
Total cost of acquisition	$1,001,419

Based upon the allocation, the value assigned to intangible assets and goodwill totaled $1,037.7 million. The goodwill was generated primarily as a result of expected synergies to be achieved because of the Boulder Brands acquisition. Distributor relationships and customer relationships are being amortized on an accelerated basis over 30 and 10 years, respectively. These useful lives are based on an attrition rate based on industry experience, which management believes is appropriate in the Company's circumstances. The Company has also assigned $539.6 million to the value of the tradenames acquired, which is not subject to amortization but is reviewed annually for impairment. Goodwill, which is also not subject to amortization, totaled $446.0 million (tax deductible goodwill of $85.5 million resulted from the Boulder Brands acquisition). Goodwill was allocated to the Frozen ($9.1 million), Grocery ($114.4 million), Boulder ($293.6 million) and Specialty ($28.9 million) segments.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

The Boulder Brands acquisition was financed through borrowings of $550.0 million in incremental term loans (the "Tranche I Term Loans") due 2023 (subsequently refinanced in February 2017 (Note 10)), $350.0 million of 5.875% Senior Notes (the "5.875% Senior Notes) due 2024 and $118.3 million of cash on hand, prior to transaction costs of $6.8 million and debt acquisition costs of $24.0 million in the three months ended March 27, 2016. Included in the acquisition costs of $6.8 million are $6.1 million of merger, acquisition and advisory fees and $0.7 million of other costs. The transaction costs are recorded in Other expense, net in the Consolidated Statements of Operations.

Pro forma Information

The following unaudited pro forma summary presents the Company's consolidated results of operations as if the Boulder Brands acquisition occurred on December 29, 2014. These amounts adjusted Boulder Brand's historical results to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to plant assets and intangible assets had been applied from December 29, 2014, together with the consequential tax effects. These adjustments also reflect the additional interest expense incurred on the debt to finance the purchase. The three months ended March 27, 2016 pro forma earnings were adjusted to exclude the acquisition related and restructuring costs incurred and the nonrecurring expense related to the fair value inventory step-up adjustment. The pro forma financial information presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and borrowings undertaken to finance the acquisition had taken place at the beginning of 2015.

Amounts in millions:

Three months ended March 27, 2016 (unaudited)
Net sales	$771.9
Net earnings	$46.2

Boulder Brands Restructuring

As a result of the Boulder Brands acquisition, the Company incurred $10.6 million of restructuring charges in the three months ended March 27, 2016, primarily related to employee termination and retention benefits. Charges incurred in the three months ended March 26, 2017 were immaterial.

The following table summarizes total restructuring charges accrued as of March 26, 2017. These amounts are recorded in our Consolidated Balance Sheet in Accrued Liabilities.

	Balance			Balance
Description	December 25, 2016	Expense	Payments	March 26, 2017
Accrued restructuring charges	$7,587	$37	$(5,911)	$1,713

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Level 3:	Unobservable inputs that reflect the Company’s assumptions.
The Company’s financial assets and liabilities subject to recurring fair value measurements and the required disclosures are as follows:

	March 26, 2017	Fair Value Measurements Using Fair Value Hierarchy			December 25, 2016	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Interest rate derivatives	$5,161	$—	$5,161	$—	$—	$—	$—	$—
Foreign currency derivatives	449	—	449	—	86	—	86	—
Commodity derivatives	539	—	539	—	2,833	—	2,833	—
Total assets at fair value	$6,149	$—	$6,149	$—	$2,919	$—	$2,919	$—

Liabilities
Interest rate derivatives	$—	$—	$—	$—	$16,852	$—	$16,852	$—
Commodity derivatives	34	—	34	—	327	—	327	—
Total liabilities at fair value	$34	$—	$34	$—	$17,179	$—	$17,179	$—

The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk.

The valuations of these instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate, commodity, and foreign exchange forward curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of the authoritative guidance for fair value disclosure, the Company incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. The Company had no fair value measurements based upon significant unobservable inputs (Level 3) as of March 26, 2017 or December 25, 2016.

In addition to the instruments named above, the Company also makes fair value measurements in connection with its annual goodwill and tradename impairment testing. These measurements fall into Level 3 of the fair value hierarchy.

5. Other Expense, net

Other Expense (Income), net

	Three months ended
	March 26, 2017	March 27, 2016
Other expense, net consists of:
Amortization of intangibles/other assets	$4,542	$4,047
Foreign exchange gains	(233)	(784)
Boulder Brands acquisition costs (Note 3)	—	6,781
Royalty income and other	(79)	(729)
Total other expense, net	$4,230	$9,315

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Foreign exchange gains. These represent foreign exchange gains from intra-entity loans resulting from the Company's November 2014 Garden Protein acquisition that are anticipated to be settled in the foreseeable future.

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
Expense Information
The following table summarizes equity-based compensation expense which was allocated as follows:

	Three months ended
	March 26, 2017	March 27, 2016
Cost of products sold	$515	$693
Marketing and selling expenses	1,167	1,181
Administrative expenses	2,307	1,934
Research and development expenses	120	102
Pre-tax equity-based compensation expense	4,109	3,910
Income tax benefit	(1,561)	(1,477)
Net equity-based compensation expense	$2,548	$2,433

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

	Three months ended
	March 26, 2017	March 27, 2016
Weighted-average common shares	117,623,753	116,117,476
Effect of dilutive securities:	1,707,795	1,495,398
Dilutive potential common shares	119,331,548	117,612,874

Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities. For the three months ended March 26, 2017, and March 27, 2016 conversion of securities totaling 20,904 and 354,423, respectively, into common share equivalents were excluded from this calculation as their effect would have been anti-dilutive.

7. Accumulated Other Comprehensive Loss

The components of Accumulated other comprehensive loss consist of the following:

	Currency translation adjustments	Gains (Losses) on cash flow hedges	Change in pensions	Total
Balance, December 25, 2016	$(3,989)	$(8,234)	$(39,346)	$(51,569)
Other comprehensive (loss)/income before reclassification	1,113	303	—	1,416
Amounts reclassified from accumulated other comprehensive loss	—	13,524	167	13,691
Net current period other comprehensive (loss)/income	1,113	13,827	167	15,107
Balance, March 26, 2017	$(2,876)	$5,593	$(39,179)	$(36,462)

	Currency translation adjustments	Gains (Losses) on cash flow hedges	Change in pensions	Total
Balance, December 27, 2015	$(6,418)	$(9,232)	$(43,738)	$(59,388)
Other comprehensive loss before reclassification	5,443	(6,847)	—	(1,404)
Amounts reclassified from accumulated other comprehensive loss	—	837	191	1,028
Net current period other comprehensive (loss)/income	5,443	(6,010)	191	(376)
Balance, March 27, 2016	$(975)	$(15,242)	$(43,547)	$(59,764)

The following table presents amounts reclassified out of Accumulated Other Comprehensive Loss ("AOCL") and into Net earnings for the three months ended March 26, 2017 and March 27, 2016, respectively.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

	Amounts Reclassified from AOCL
	Three months ended
Details about Accumulated Other Comprehensive Loss Components	March 26, 2017	March 27, 2016		Reclassified from AOCL to:
Gains and (losses) on financial instrument contracts
Interest rate contracts	$(21,774)	$(1,465)		Interest expense
Foreign exchange contracts	(101)	79		Cost of products sold
Total pre-tax	(21,875)	(1,386)
Tax benefit	8,351	549		Provision for income taxes
Net of tax	(13,524)	(837)

Pension actuarial assumption adjustments
Amortization of actuarial loss	(269)	(308)	(a)	Cost of products sold
Tax benefit	102	117		Provision for income taxes
Net of tax	(167)	(191)
Net reclassifications into net earnings	$(13,691)	$(1,028)

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

	March 26, 2017	December 25, 2016
Customers	$304,061	$292,029
Allowances for cash discounts, bad debts and returns	(12,469)	(12,335)
Subtotal	291,592	279,694
Other receivables	9,674	9,888
Total	$301,266	$289,582

Inventories. Inventories are as follows:

	March 26, 2017	December 25, 2016
Raw materials	$89,535	$81,660
Work in progress (1)	31,848	55,068
Finished product	333,012	308,763
Total	$454,395	$445,491
(1) Work in progress is primarily agricultural inventory.

The Company has various purchase commitments for raw materials and certain finished products within the ordinary course of business. Such commitments are not at prices in excess of current market prices.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Other Current Assets. Other Current Assets are as follows:

	March 26, 2017	December 25, 2016
Prepaid expenses and other	$13,397	$9,911
Prepaid income taxes	1,758	776
Total	$15,155	$10,687

Plant Assets. Plant assets are as follows:

	March 26, 2017	December 25, 2016
Land	$15,720	$15,720
Buildings	292,093	272,510
Machinery and equipment	865,423	826,344
Projects in progress	61,235	100,168
Subtotal	1,234,471	1,214,742
Accumulated depreciation	(513,406)	(491,397)
Total	$721,065	$723,345

Depreciation was $22.5 million and $20.9 million during the three months ended March 26, 2017, and March 27, 2016, respectively. As of March 26, 2017 and December 25, 2016, Plant Assets included assets under capital lease with a book value of $41.9 million and $38.1 million (net of accumulated depreciation of $15.1 million and $14.3 million), respectively.

Accrued Liabilities. Accrued liabilities are as follows:

	March 26, 2017	December 25, 2016
Employee compensation and benefits	$49,936	$65,402
Interest payable	16,375	23,854
Consumer coupons	5,901	5,048
Accrued restructuring charges (Note 3)	1,713	7,587
Accrued financial instrument contracts (Note 12)	—	4,940
Accrued broker commissions	7,649	7,982
Accrued income taxes	30,612	29,173
Other	22,294	22,755
Total	$134,480	$166,741
Other Long-Term Liabilities. Other long-term liabilities are as follows:

	March 26, 2017	December 25, 2016
Employee compensation and benefits	$12,466	$12,630
Long-term rent liability and deferred rent allowances	6,539	6,794
Liability for uncertain tax positions	9,166	9,786
Accrued financial instrument contracts (Note 12)	34	12,239
Other	5,639	6,080
Total	$33,844	$47,529

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

9. Goodwill, Tradenames and Other Assets
Goodwill
Goodwill by segment is as follows:

	Frozen	Grocery	Boulder	Specialty	Total
Balance, December 25, 2016	$750,019	$860,972	$364,883	$187,282	$2,163,156
Foreign currency adjustment	695	—		—	695
Balance, March 26, 2017	$750,714	$860,972	$364,883	$187,282	$2,163,851

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
Tradenames
Tradenames by segment are as follows:

	Frozen	Grocery	Boulder	Specialty	Total
Balance, December 25, 2016	$790,738	$1,260,912	$442,808	$35,100	$2,529,558
Foreign currency adjustment	52	—	—	—	52
Balance, March 26, 2017	$790,790	$1,260,912	$442,808	$35,100	$2,529,610

The authoritative guidance for indefinite-lived assets provides that indefinite-lived assets will not be amortized, but will be tested for impairment on an annual basis or more often when events indicate. Upon completion of the annual testing in the third quarter of 2016, the Company recorded tradename impairments of $7.3 million on Celeste, $3.0 million on Aunt Jemima and $0.9 million on Snyder of Berlin. Celeste and Aunt Jemima are reported in our Frozen segment and Snyder of Berlin is reported in the Specialty segment. These charges were the result of the Company's reassessment of the long-term sales projections for the brands during our annual planning cycle which occurs during the third quarter each year. The total carrying value of the three tradenames as of March 26, 2017 is $66.4 million.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Other Assets

	March 26, 2017
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$60,109	$(54,639)	$5,470
Customer relationships - Distributors	34	182,733	(56,579)	126,154
Customer relationships - Food Service	10	11,400	(2,602)	8,798
Customer relationships - Private Label	7	1,290	(1,290)	—
Total amortizable intangibles		$255,532	$(115,110)	$140,422
Financial instruments (see Note 12)		3,017	—	3,017
Other (1)		30,917	(4,894)	26,023
Total other assets, net				$169,462
	Amortizable intangibles by segment
	Frozen			$44,760
	Grocery			49,100
	Boulder			43,846
	Specialty			2,716
				$140,422

	December 25, 2016
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$60,109	$(53,130)	$6,979
Customer relationships - Distributors	34	182,733	(54,678)	128,055
Customer relationships - Food Service	10	11,400	(2,155)	9,245
Customer relationships - Private Label	7	1,290	(611)	679
License	7	6,175	(6,175)	—
Total amortizable intangibles		$261,707	$(116,749)	$144,958
Financial instruments (see note 12)		2,288	—	2,288
Other (1)		30,646	(4,821)	25,825
Total other assets, net				$173,071
	Amortizable intangibles by segment
	Frozen			$46,158
	Grocery			50,405
	Boulder			44,955
	Specialty			3,440
				$144,958

(1) As of March 26, 2017 and December 25, 2016, Other primarily consists of cost basis investments in companies in the natural and organic food and beverage industries acquired through the Boulder Brands acquisition as well as security deposits, supplemental savings plan investments and debt acquisition costs associated with the Company's revolving credit facility.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Amortization of intangible assets was $4.5 million and $4.0 million for the three months ended March 26, 2017 and March 27, 2016, respectively. Estimated amortization expense for each of the next five years and thereafter is as follows: remainder of 2017 - $7.7 million; 2018 - $9.5 million; 2019 - $8.7 million; 2020 - $8.1 million; 2021 - $6.7 million and thereafter - $99.6 million.

10. Debt and Interest Expense

	March 26, 2017	December 25, 2016
Short-term borrowings
- Notes payable	$2,954	$2,389
Total short-term borrowings	$2,954	$2,389
Long-term debt
- Tranche B Term Loans due 2024	$2,262,000	$—
- Tranche G Term Loans due 2020	—	1,409,625
- Tranche H Term Loans due 2020	—	509,250
- Tranche I Term Loans due 2023	—	545,875
- 4.875% Senior Notes due 2021	350,000	350,000
- 5.875% Senior Notes due 2024	350,000	350,000
- 3.0% Note payable to Gilster Mary Lee Corporation	4,199	5,176
- Unamortized discount on long term debt and deferred financing costs	(24,764)	(41,954)
- Capital lease obligations	38,948	36,325
	2,980,383	3,164,297
Less: current portion of long-term obligations	36,204	23,801
Total long-term debt	$2,944,179	$3,140,496

Interest expense	Three months ended
	March 26, 2017	March 27, 2016
Interest expense	$28,883	$27,929
Amortization of debt acquisition costs and original issue discounts	1,580	2,246
Non-cash recognition of deferred costs related to refinancing	28,494	—
Settlement of hedges related to refinancing	20,722	—
Interest rate swap losses	1,052	1,465
Total interest expense	$80,731	$31,640

Third Amended and Restated Credit Agreement

On February 3, 2017, Pinnacle Foods Finance LLC, (1) entered into the fifth amendment to the Second Amended and Restated Credit Agreement, which provided for a seven year term loan facility in the amount of $2,262.0 million (the "Tranche B Term Loans"), (2) replaced the existing revolving credit facility with a new five year $225.0 million revolving credit facility, and (3) amended and restated the existing credit agreement (the "Third Amended and Restated Credit Agreement") in its entirety to make certain other amendments and modifications (the "Refinancing").

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

As a result of the Refinancing, Pinnacle Foods Finance LLC used the proceeds from the Tranche B Term Loans and $213.1 million of cash on hand to repay all existing indebtedness outstanding under the then existing Third Amended and Restated Credit Agreement, consisting of (a) $1,409.6 million of Tranche G Term Loans, (b) $507.9 million of Tranche H Term Loans and (c) $544.5 million of Tranche I Term Loans.

In connection with the Refinancing, Pinnacle Foods Finance LLC incurred $12.8 million of debt acquisition costs and original issue discounts, which were recorded as a reduction of the carrying value of debt and are detailed below. Pinnacle Foods Finance LLC also incurred a non-cash charge of $28.5 million related to existing debt acquisition costs and original issue discounts.
The Tranche B Term Loans bear interest at a floating rate and are maintained as base rate loans or as eurocurrency rate loans. Base rate loans bear interest at the base rate plus the applicable base rate margin, as described in the Third Amended and Restated Credit Agreement. The base rate is defined as the highest of (i) the administrative agent's prime rate, (ii) the federal funds effective rate plus 1/2 of 1.00% and (iii) the eurocurrency rate that would be payable on such day for a eurocurrency rate loan with a one-month interest period plus 1.00%. Eurocurrency rate loans bear interest at the adjusted eurocurrency rate plus the applicable eurocurrency rate margin, as described in the Third Amended and Restated Credit Agreement. The eurocurrency rate is determined by reference to the British Bankers Association "BBA" LIBOR rate for the interest period relevant to such borrowing. With respect to Tranche B Term Loans , the eurocurrency rate shall be no less than 0.00% per annum and the base rate shall be no less than 1.00% per annum. The interest rate margin for Tranche B Term Loans under the Third Amended and Restated Credit Agreement is 1.00%, in the case of the base rate loans and 2.00%, in the case of Eurocurrency rate loans.
The obligations under the Third Amended and Restated Credit Agreement are unconditionally and irrevocably guaranteed by Peak Finance Holdings LLC, any subsidiary of Peak Finance Holdings LLC that directly or indirectly owns 100% of the issued and outstanding equity interests of Pinnacle Foods Finance LLC, subject to certain exceptions, each of Pinnacle Foods Finance LLC's direct or indirect material wholly-owned domestic subsidiaries (collectively, the "Guarantors") and by the Company effective with the 2013 Refinancing. In addition, subject to certain exceptions and qualifications, borrowings under the Third Amended and Restated Credit Agreement are secured by first priority or equivalent security interests in (i) all the capital stock of, or other equity interests in, each direct or indirect domestic material subsidiary of Pinnacle Foods Finance LLC and 65% of the capital stock of, or other equity interests in, each direct material "first tier" foreign subsidiary of Pinnacle Foods Finance LLC and (ii) certain tangible and intangible assets of Pinnacle Foods Finance LLC and those of the Guarantors (subject to certain exceptions and qualifications).

A commitment fee of 0.30% per annum is applied to the unused portion of the revolving credit facility.

Pinnacle Foods Finance LLC pays a fee for all outstanding letters of credit drawn against the revolving credit facility at an annual rate equivalent to the applicable eurocurrency rate margin then in effect under the revolving credit facility, plus the fronting fee payable in respect of the applicable letter of credit. The fronting fee is equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letter of credit. The fronting fees are computed on a quarterly basis in arrears. Total letters of credit issued under the revolving credit facility cannot exceed $50.0 million.

Under the terms of the Third Amended and Restated Credit Agreement, Pinnacle Foods Finance LLC is required to use 50% of its "Excess Cash Flow" to prepay the term loans under the Senior Secured Credit Facility (which percentage will be reduced to 25% at a total net leverage ratio of between 4.50 and 5.49 and to 0% at a total net leverage ratio below 4.50). Excess Cash Flow is defined as consolidated net income (as defined), as adjusted for certain items, including (1) all non-cash charges and credits included in arriving at consolidated net income, (2) changes in working capital, (3) capital expenditures (to the extent they were not financed with debt), (4) the aggregate amount of principal payments on indebtedness and (5) certain other items defined in the Senior Secured Credit Facility.

The term loans under the Senior Secured Credit Facility amortize in quarterly installments of 0.25% of their aggregate funded total principal amount. The scheduled principal payments of the Tranche B Term Loans outstanding as of March 26, 2017 are $17.0 million in 2017, $22.6 million in 2018, $22.6 million in 2019, $22.6 million in 2020, $22.6 million in 2021, $22.6 million in 2022, $22.6 million in 2023 and $2,109.4 million thereafter.

Pursuant to the terms of the Senior Secured Credit Facility, Pinnacle Foods Finance LLC is required to maintain a ratio of Net First Lien Secured Debt to Adjusted EBITDA of no greater than 5.75 to 1.00. Net First Lien Secured Debt is defined as aggregate consolidated secured indebtedness, less the aggregate amount of all unrestricted cash and cash equivalents. In addition, under the Senior Secured Credit Facility and the indenture governing the Senior Notes, Pinnacle Foods Finance LLC's ability to engage in

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Senior Secured Leverage Ratio (which is currently the same as the ratio of Net First Lien Secured Debt to Adjusted EBITDA described above), in the case of the Senior Secured Credit Facility, or to the ratio of Adjusted EBITDA to fixed charges for the most recently concluded four consecutive fiscal quarters, in the case of the Senior Notes. The Senior Secured Credit Facility also permits restricted payments up to an aggregate amount of (together with certain other amounts) the greater of $75 million and 2% of Pinnacle Foods Finance LLC's consolidated total assets, so long as no default has occurred and is continuing and its pro forma Senior Secured Leverage Ratio would be no greater than 4.25 to 1.00. As of March 26, 2017 the Company is in compliance with all covenants and other obligations under the Senior Secured Credit Facility and the indenture governing the Senior Notes.
Senior Notes

To partially fund the Boulder Brands acquisition, on January 15, 2016, as described in Note 3, Pinnacle Foods Finance LLC issued $350.0 million aggregate principal amount of 5.875% Senior Notes (the "5.875% Senior Notes") due January 15, 2024.

The Company's 4.875% Senior Notes due 2021 (the "4.875% Senior Notes") and 5.875% Senior Notes (together the "Senior Notes") are general senior unsecured obligations of Pinnacle Foods Finance LLC, effectively subordinated to all existing and future senior secured indebtedness of Pinnacle Foods Finance LLC to the extent of the value of the assets securing that indebtedness and guaranteed on a full, unconditional, joint and several basis by Pinnacle Foods Finance LLC’s wholly-owned domestic subsidiaries that guarantee other indebtedness of Pinnacle Foods Finance LLC and by the Company. See Note 17 for Guarantor and Nonguarantor Financial Statements.
Pinnacle Foods Finance LLC may redeem some or all of the 5.875% Senior Notes at any time prior to January 15, 2019 at a price equal to 100% of the principal amount of the 5.875% Notes redeemed plus the Applicable Premium as of, and accrued and unpaid interest to, the redemption date, subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date. The “Applicable Premium” is defined as the greater of (1) 1.0% of the principal amount of such 5.875% Senior Notes and (2) the excess, if any, of (a) the present value at such redemption date of (i) the redemption price of such 5.875% Senior Notes at January 15, 2019, plus (ii) all required interest payments due on such 5.875% Senior Notes through January 15, 2019 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the treasury rate plus 50 basis points over (b) the principal amount of such 5.875% Senior Notes.
Pinnacle Foods Finance LLC may redeem the 4.875% Senior Notes at the redemption prices listed below, if redeemed during the twelve-month period beginning on May 1st of each of the years indicated below:

Year	Percentage
2017	102.438%
2018	101.219%
2019 and thereafter	100.000%

Pinnacle Foods Finance LLC may redeem the 5.875% Senior Notes at the redemption prices listed below, if redeemed during the twelve-month period beginning on January 15th of each of the years indicated below:

Year	Percentage
2019	104.406%
2020	102.938%
2021	101.469%
2022 and thereafter	100.000%

In addition, until January 15, 2019 for the 5.875% Senior Notes, Pinnacle Foods Finance LLC may redeem up to 35% of the aggregate principal amount of the 5.875% Senior Notes at a redemption price equal to 100% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, subject to the right of holders of the 5.875% Senior Notes of record on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

received by Pinnacle Foods Finance LLC from one or more equity offerings; provided that (i) at least 50% of the aggregate principal amount of the 5.875% Senior Notes originally issued under the indenture remains outstanding immediately after the occurrence of each such redemption and (ii) each such redemption occurs within 120 days of the date of closing of each such equity offering.

Debt acquisition costs and original issue discounts
As part of the Refinancing, debt acquisition costs and original issue discounts of $12.8 million were incurred and recorded as a reduction of the carrying value of debt during the three months ended March 26, 2017 while non-cash charges of $28.5 million related to existing debt acquisition costs and original issue discounts were recognized in the period.
All debt acquisition costs and original issue discounts are amortized into interest expense over the life of the related debt using the effective interest method. Amortization of these costs were $1.5 million during the three months ended March 26, 2017. Amortization of these costs were $2.1 million during the three months ended March 27, 2016.
The following summarizes debt acquisition cost and original issue discount activity during the three months ended March 26, 2017:

	Gross Carrying Amount	Accumulated Amortization	Net
Balance, December 25, 2016	$82,750	$(40,796)	$41,954
Additions	12,810	—	12,810
Amortization	—	(1,506)	(1,506)
Recognition of deferred costs related to the Refinancing	(65,998)	37,504	(28,494)
Balance, March 26, 2017	$29,562	$(4,798)	$24,764

Estimated fair value
The estimated fair value of the Company’s long-term debt, including the current portion, as of March 26, 2017, is as follows:

	March 26, 2017
Issue	Face Value	Fair Value
Tranche B Term Loans	2,262,000	2,270,596
3.0% Note payable to Gilster Mary Lee Corporation	4,199	4,199
4.875% Senior Notes	350,000	354,813
5.875% Senior Notes	350,000	360,938
	$2,966,199	$2,990,546

The estimated fair value of the Company’s long-term debt, including the current portion, as of December 25, 2016, is as follows:

	December 25, 2016
Issue	Face Value	Fair Value
Tranche G Term Loans	$1,409,625	$1,423,721
Tranche H Term Loans	509,250	514,343
Tranche I Term Loans	545,875	554,745
3.0% Note payable to Gilster Mary Lee Corporation	5,176	5,176
4.875% Senior Notes	350,000	359,625
5.875% Senior Notes	350,000	369,250
	$3,169,926	$3,226,860

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
The following represents the components of net periodic (benefit) cost:

	Three months ended
Pension Benefits	March 26, 2017	March 27, 2016
Interest cost	$1,993	$2,628
Expected return on assets	(2,753)	(2,838)
Amortization of actuarial loss	269	309
Net periodic (benefit)/cost	$(491)	$99

Cash Flows
Contributions. In fiscal 2017, the Company does not expect to make any significant contributions to the Plan. The Company made contributions to the Plan totaling $0.3 million in fiscal 2016.
Multi-employer Plans

The Company contributes to the United Food and Commercial Workers International Union Industry Pension Fund (EIN 51-6055922) (the "UFCW Plan") under the terms of the collective-bargaining agreement with its Fort Madison employees.

For the three months ended March 26, 2017 and March 27, 2016, contributions to the UFCW Plan were $0.2 million and $0.2 million, respectively. The contributions to this UFCW Plan are paid monthly based upon the number of employees. They represent less than 5% of the total contributions received by this UFCW Plan using available information during the most recent plan year.

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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three months ended March 26, 2017 and March 27, 2016, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
The Refinancing (Note 10) resulted in significant changes to the Company's debt obligations. For the interest rate swaps in place at the time that were scheduled to mature between April 2017 and April 2020, it became probable that the associated original forecasted transactions would not occur. As such, the Company discontinued hedge accounting, accelerated the reclassification of amounts in Accumulated other comprehensive loss ("AOCL") and settled the interest rate swaps with the various counter parties. In the first quarter of 2017, these accelerated amounts resulted in a $20.7 million charge to interest expense ($13.2 million, net of tax benefits). Subsequent to the Refinancing, the Company entered into new interest rate swap agreements with various financial institutions. As a result, $1.5 billion of debt is hedged in 2017 at a rate of 0.96%, $1.0 billion in 2018 at a rate of 1.48% and $750 million in 2019 at a rate of 1.81%.
As of March 26, 2017, the Company had the following interest rate swaps that were designated as cash flow hedges of interest rate risk:

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Product	Number of Instruments	Current Notional Amount	Fixed Rate Range	Index	Trade Dates	Maturity Dates
Interest Rate Swaps	9	$1,500,000	0.96% - 01.81%	USD-LIBOR-BBA	Feb 2017	Jan 2018 - Feb 2020

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCL in the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in AOCL related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $2.1 million will be reclassified as an increase to Interest expense.

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
As of March 26, 2017, the Company had the following foreign currency exchange contracts (in aggregate) that were designated as cash flow hedges of foreign exchange risk:

Product	Number of Instruments	Notional Sold in Aggregate in CAD	Notional Purchased in Aggregate in USD	USD to CAD Exchange Rates	Trade Date	Maturity Dates
CAD $ Contracts	12	$27,000	$20,687	1.299 - 1.339	Nov 2016 - Jan 2017	Apr 2017 - Dec 2017

The effective portion of changes in the fair value of derivatives designated that qualify as cash flow hedges of foreign exchange risk is recorded in AOCL in the Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portions of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, are recognized directly in Cost of products sold in the Consolidated Statements of Operations. During the next twelve months, the Company estimates that an additional $0.4 million will be reclassified as an increase to Cost of Products Sold expense.
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

As of March 26, 2017, the Company had the following derivative instruments that were not designated in qualifying hedging relationships:

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Commodity Contracts	Number of Instruments	Notional Purchased in Aggregate	Price/Index	Trade Dates	Maturity Dates
Fuel Contracts	29	12,608,472 Gallons	1.25 - 1.75 per Gallon	Feb 2016 - Mar 2017	Apr 2017 - Dec 2018
Natural Gas Contracts	43	2,648,355 MMBTU's	2.81 - 3.49 per MMBTU	July 2016 - Mar 2017	Apr 2017 - Dec 2018

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Balance Sheets as of March 26, 2017 and December 25, 2016.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value as of March 26, 2017	Balance Sheet Location	Fair Value as of March 26, 2017
Derivatives designated as hedging instruments
Interest Rate Contracts	Other current assets	$2,193
	Other assets, net	2,968

Foreign Exchange Contracts	Other current assets	449
Total derivatives designated as hedging instruments		$5,610		$—
Derivatives not designated as hedging instruments
Commodity Contracts	Other current assets	$490
	Other assets, net	49	Other long-term liabilities	$34
Total derivatives not designated as hedging instruments		$539		$34

	Balance Sheet Location	Fair Value as of December 25, 2016	Balance Sheet Location	Fair Value as of December 25, 2016
Derivatives designated as hedging instruments
Interest Rate Contracts			Accrued liabilities	$4,613
			Other long-term liabilities	12,239
Foreign Exchange Contracts	Other current assets	$86
Total derivatives designated as hedging instruments		$86		$16,852
Derivatives not designated as hedging instruments
Commodity Contracts	Other current assets	$545	Accrued liabilities	$327
	Other assets, net	2,288
Total derivatives not designated as hedging instruments		$2,833		$327
The Company has elected not to offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of March 26, 2017 and December 25, 2016 would be adjusted as detailed in the following table:

	March 26, 2017			December 25, 2016
Derivative Instrument	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$6,149	235	$6,384	$2,919	(1,770)	$1,149

Total liability derivatives	$34	235	$269	$17,179	(1,770)	$15,409

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

The table below presents the effect of the Company’s derivative financial instruments in the Consolidated Statements of Operations and AOCL for the three months ended March 26, 2017 and March 27, 2016.

Tabular Disclosure of the Effect of Derivative Instruments

Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	Recognized in AOCL on Derivative (Effective Portion)	Effective portion reclassified from AOCL to:	Reclassified from AOCL into Earnings (Effective Portion)		Ineffective portion recognized in Earnings in:	Recognized in Earnings (Ineffective Portion)
Interest Rate Contracts	$239	Interest expense	$(21,774)	(a)	Interest expense	$—
Foreign Exchange Contracts	256	Cost of products sold	(101)		Cost of products sold	6
Three months ended March 26, 2017	$495		$(21,875)			$6

Interest Rate Contracts	$(10,691)	Interest expense	$(1,465)		Interest expense	$—
Foreign Exchange Contracts	(430)	Cost of products sold	79		Cost of products sold	(7)
Three months ended March 27, 2016	$(11,121)		$(1,386)			$(7)
Derivatives Not Designated as Hedging Instruments		Recognized in Earnings in:	Recognized in Earnings
Commodity Contracts		Cost of products sold	$(1,969)
Three months ended March 26, 2017			$(1,969)

Commodity Contracts		Cost of products sold	$683
Three months ended March 27, 2016			$683

(a) Includes $20.7 million of accelerated reclassifications out of AOCL.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Credit risk-related contingent features
The Company has agreements with certain counterparties that contain a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of March 26, 2017, the Company has not posted any collateral related to these agreements. If the Company had breached this provision at March 26, 2017, it could have been required to settle its obligations under the agreements at their termination value, which differs from the recorded fair value. The table below summarizes the aggregate fair values of those derivatives that contain credit risk-related contingent features as of March 26, 2017 and December 25, 2016.
March 26, 2017

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$1,660	$8	$(50)	$1,718
	Foreign Exchange Contracts	(5)	—	—	(5)
	Commodity Contracts	462	(2)	—	460
Bank of America	Foreign Exchange Contracts	453	1	—	454
	Commodity Contracts	286	28	—	314
Credit Suisse	Interest Rate Contracts	1,681	22	(50)	1,753
Macquarie	Commodity Contracts	(277)	8	—	(269)
Goldman Sachs	Interest Rate Contracts	1,610	27	(53)	1,690
Total		$5,871	$92	$(153)	$6,115
December 25, 2016

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$(10,091)	$422	$(536)	$(9,133)
	Foreign Exchange Contracts	86	—	—	86
	Commodity Contracts	569	(2)	—	567
Bank of America	Interest Rate Contracts	(7,474)	481	—	(6,992)
	Commodity Contracts	790	—	—	790
Credit Suisse	Interest Rate Contracts	(1,141)	7	(407)	(727)
Macquarie	Commodity Contracts	1,149	—	—	1,149
Total		$(16,113)	$909	$(943)	$(14,260)

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

The Frozen segment is comprised of the retail businesses of the Company’s frozen brands, including vegetables (Birds Eye), complete bagged meals (Birds Eye Voila! and Birds Eye Signature Skillets), full-calorie single-serve frozen dinners and entrées (Hungry-Man), prepared seafood (Van de Kamp's and Mrs. Paul's), pancakes / waffles / french toast (Aunt Jemima), frozen and refrigerated bagels (Lender's) and pizza for one (Celeste). The Frozen segment also includes all of the Company’s business in Canada, including those of the Garden Protein International and Boulder Brands acquisitions.

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

The Boulder segment is comprised of the retail businesses of the Company’s health and wellness lifestyle brands, including gluten- free products (Udi's and Glutino), natural frozen meal offerings (EVOL), plant-based refrigerated and shelf-stable spreads (Earth Balance) and plant-based protein frozen products (gardein).

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

	Three months ended
SEGMENT INFORMATION	March 26, 2017	March 27, 2016
Net sales
Frozen	$320,942	$330,488
Grocery	259,350	250,913
Boulder	97,292	80,161
Specialty	88,490	92,693
Total	$766,074	$754,255
Earnings before interest and taxes
Frozen	$50,922	$51,339
Grocery	51,807	39,724
Boulder	6,672	(4,524)
Specialty	8,888	7,001
Unallocated corporate expenses	(7,081)	(13,259)
Total	$111,208	$80,281
Depreciation and amortization
Frozen	$10,569	$10,622
Grocery	8,076	7,766
Boulder	3,761	2,435
Specialty	4,682	4,094
Total	$27,088	$24,917
Capital expenditures (1)
Frozen	$13,318	$19,251
Grocery	7,530	10,509
Boulder	7,745	2,451
Specialty	5,472	1,720
Total	$34,065	$33,931

NET SALES BY PRODUCT TYPE
Net sales
Frozen	$407,860	$415,146
Shelf stable and meal enhancers	247,406	238,242
Desserts	77,246	68,784
Snacks	33,562	32,083
Total	$766,074	$754,255

GEOGRAPHIC INFORMATION
Net sales
United States	$754,587	$745,063
Canada	36,694	36,109
United Kingdom	—	2,472
Intercompany	(25,207)	(29,389)
Total	$766,074	$754,255

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

(1)	Includes new capital leases.

SEGMENT INFORMATION	March 26, 2017	December 25, 2016
Total assets
Frozen	$2,364,383	$2,430,782
Grocery	2,742,520	2,833,186
Boulder	1,007,627	1,022,304
Specialty	369,703	391,276
Corporate	12,025	10,418
Total	$6,496,258	$6,687,966
GEOGRAPHIC INFORMATION
Plant assets
United States	$689,133	$690,515
Canada	31,181	31,399
United Kingdom	751	1,431
Total	$721,065	$723,345

15. Provision for Income Taxes

The provision for income taxes and related effective tax rates for the three months ended March 26, 2017 and March 27, 2016, respectively, were as follows:

	Three months ended
Provision for Income Taxes	March 26, 2017	March 27, 2016
Current	$2,285	$11,330
Deferred	5,058	12,551
Total	$7,343	$23,881

Effective tax rate	24.1%	49.0%

Income taxes are accounted for in accordance with the authoritative guidance for accounting for income taxes under which deferred tax assets and liabilities are determined based on the difference between their financial statement basis and tax basis, using enacted tax rates in effect for the year in which the differences are expected to reverse. In the three months ended March 26, 2017, we retrospectively adopted the guidance of ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” and in connection, are presenting all deferred tax asset and liability balances as non-current on our consolidated balance sheet for the three months ended March 26, 2017 and the year ended December 25, 2016 in this filing.

Our effective income tax rate for the three months ended March 26, 2017 decreased by 12.4% due to excess tax benefits from share based payment transactions being recorded as an item of continuing operations in accordance with ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” effective for our 2017 fiscal year (Note 16). Our rate also reflects a benefit of 1.6% from the domestic production activities deduction.

In connection with the Boulder Brands acquisition, our income tax rate for the three months ended March 27, 2016 includes the tax effect associated with incurring certain non-deductible acquisition costs and compensation payments of 0.7%, a charge for an increase in our non-current state deferred income tax liability balance of approximately 8.0% and a charge related to the tax effect of foreign operations of 3.3%, principally attributable to a valuation allowance on our foreign tax credit carryforward. The rate also reflects a benefit of 1.8% from the domestic production activities deduction.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

The Company regularly evaluates its deferred tax assets for future realization.  A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized.  Changes in valuation allowances from period to period are included in the Company's tax provision in the period of change and as noted above, for the three months ended March 27, 2016, a valuation allowance was recorded on our foreign tax credit carryforward in connection with the Boulder Brands acquisition. There was no significant movement in our valuation allowances on state attribute carryforwards during the three months ended March 26, 2017 and for the three months ended March 27, 2016.

The Company is a loss corporation as defined by Internal Revenue Code (“the Code”) Section 382. Section 382 places an annual limitation on our ability to use our federal net operating loss (“NOL”) carryovers and other attributes to reduce future taxable income. As of March 26, 2017, we have federal NOL carryovers of $425.5 million subject to an annual limitation of $17.1 million. As a result, $237.2 million of the carryovers exceed the estimated available Section 382 limitation. The Company has reduced its deferred tax assets for this limitation.

On January 15, 2016 we acquired Boulder which is a loss corporation. As of the Boulder Brands acquisition, Boulder had approximately $53.8 million of federal NOL carryovers subject to the Section 382 provisions. The annual limitation is approximately $26.5 million subject to increase for recognized built in gains during the recognition period. Based on our analysis, we anticipate we will be able to utilize the acquired NOL balance on our 2016 federal income tax return without limitation.

In connection with the Boulder Brands acquisition we also recorded, in purchase accounting, reserves for uncertain positions of approximately $5.4 million for matters related to their foreign operations.

16. Recently Issued Accounting Pronouncements

Accounting Pronouncement Adopted in 2017

In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting". The areas for simplification in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The updated guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The amendments related to the timing of when excess tax benefits are recognized are to be applied using a modified retrospective approach. The amendments related to the presentation of employee taxes paid on the statement of cash flows are to be applied retrospectively. The amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement are to be applied prospectively. The Company has adopted this new guidance in the first quarter of 2017. As a result of this adoption:

•
We recognized discrete tax benefits of $3.8 million in the income taxes line item of our consolidated income statement for the three months ended March 26, 2017 related to excess tax benefits upon vesting or settlement in that period.

•
We elected to adopt the cash flow presentation of the excess tax benefits prospectively, commencing with our cash flow statement for the three months ended March 26, 2017, where these benefits are classified along with other income tax cash flows as an operating activity.

•
We have elected to continue to estimate the number of stock-based awards expected to vest, rather than electing to account for forfeitures as they occur to determine the amount of compensation cost to be recognized in each period.

•
At this time, we have not changed our policy on statutory withholding requirements and will continue to allow an employee to withhold at the minimum statutory withholding requirements. Amounts paid by us to taxing authorities when directly withholding shares associated with employees' income tax withholding obligations are classified as a financing activity in our cash flow statement.

•	We excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the three months ended March 26, 2017.

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes". The new guidance eliminates the requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts. The amendments require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The updated guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those annual periods. The Company has adopted this new guidance in the first quarter of 2017 with the changes in presentation applied retrospectively to all periods presented. As of December 25, 2016 the cumulative effect of these changes on the balance sheet were decreases of $51.7 million in Deferred tax assets as well as in Deferred tax liabilities.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory", which requires entities to measure most inventory "at the lower of cost and net realizable value," thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The ASU will not apply to inventories that are measured by using either the last-in, first-out (LIFO) method or the retail inventory method (RIM). The updated guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company has adopted this new guidance in the first quarter of 2017 without material effect on the consolidated financial statements.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued guidance based on the principle that revenue is recognized in an amount expected to be collected and to which the entity expects to be entitled in exchange for the transfer of goods or services. In August 2015, the FASB deferred the effective date by one year while providing the option to early adopt the standard on the original effective date. Accordingly, the Company will adopt the standard in fiscal year 2018. The guidance can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact that the new guidance will have on the consolidated financial statements, as well as which transition method it will use.

In February 2016, the FASB issued ASU No. 2016-02, "Leases". The FASB is amending the FASB Accounting Standards Codification ("ASC") and creating Topic 842, Leases, which will supersede Topic 840, Leases. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Under the new guidance, lessees will be required to recognize the assets and liabilities arising from leases on the balance sheet. The updated guidance will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. In transition to the new guidance, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is in the process of evaluating this guidance.

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill
Impairment," which eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017. The Company is currently evaluating the impact of adopting this guidance.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

17. Guarantor and Nonguarantor Statements
The Senior Notes are general senior unsecured obligations of Pinnacle Foods Finance LLC, effectively subordinated in right of payment to all existing and future senior secured indebtedness of Pinnacle Foods Finance LLC and guaranteed on a full, unconditional, joint and several basis by the Company and Pinnacle Foods Finance LLC's 100% owned domestic subsidiaries that guarantee other indebtedness of the Pinnacle Foods Finance LLC. The indenture governing the Senior Notes contains customary exceptions under which a guarantee of a guarantor subsidiary will terminate, including (1) the sale, exchange or transfer (by merger or otherwise) of the capital stock or all or substantially all of the assets of such guarantor subsidiary, (2) the release or discharge of the guarantee by such guarantor subsidiary of the Third Amended and Restated Credit Agreement or other guarantee that resulted in the creation of the guarantee, (3) the designation of such guarantor subsidiary as an “unrestricted subsidiary” in accordance with the indentures governing the Senior Notes and (4) upon the legal defeasance or covenant defeasance or discharge of the indentures governing the Senior Notes.
The following condensed consolidating financial information presents:

(1)	(a) Condensed consolidating balance sheets as of March 26, 2017 and December 25, 2016.
(b) The related condensed consolidating statements of operations and comprehensive earnings for the Company, Pinnacle Foods Finance LLC, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Three months ended March 26, 2017; and
ii. Three months ended March 27, 2016.

(c) The related condensed consolidating statements of cash flows for the Company, Pinnacle Foods Finance LLC, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Three months ended ended March 26, 2017; and
ii. Three months ended ended March 27, 2016.

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Balance Sheet March 26, 2017

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$—	$134,320	$7,134	$—	$141,454
Accounts receivable, net	—	—	291,894	9,372	—	301,266
Intercompany accounts receivable	97,514	—	1,064,835	—	(1,162,349)	—
Inventories, net	—	—	437,857	16,538	—	454,395
Other current assets	—	3,132	9,763	2,260	—	15,155
Total current assets	97,514	3,132	1,938,669	35,304	(1,162,349)	912,270
Plant assets, net	—	—	689,133	31,932	—	721,065
Investment in subsidiaries	1,900,257	2,625,261	31,070	—	(4,556,588)	—
Intercompany note receivable	—	2,998,614	45,007	9,800	(3,053,421)	—
Tradenames	—	—	2,525,200	4,410	—	2,529,610
Other assets, net	—	3,768	154,578	11,116	—	169,462
Deferred tax assets	—	349,147	—	339	(349,486)	—
Goodwill	—	—	2,104,647	59,204	—	2,163,851
Total assets	$1,997,771	$5,979,922	$7,488,304	$152,105	$(9,121,844)	$6,496,258
Current liabilities:
Short-term borrowings	$—	$—	$2,954	$—	$—	$2,954
Current portion of long-term obligations	—	22,620	13,565	19	—	36,204
Accounts payable	—	—	300,601	7,417	—	308,018
Intercompany accounts payable	—	1,126,283	—	36,066	(1,162,349)	—
Accrued trade marketing expense	—	—	43,247	2,561	—	45,808
Accrued liabilities	178	15,995	115,301	3,006	—	134,480
Dividends payable	35,600	—	—	—	—	35,600
Total current liabilities	35,778	1,164,898	475,668	49,069	(1,162,349)	563,064
Long-term debt	—	2,914,733	29,160	286	—	2,944,179
Intercompany note payable	—	—	2,988,878	64,543	(3,053,421)	—
Pension and other postretirement benefits	—	—	55,421	—	—	55,421
Other long-term liabilities	—	34	30,535	3,275	—	33,844
Deferred tax liabilities	—	—	1,283,381	2,705	(349,486)	936,600
Total liabilities	35,778	4,079,665	4,863,043	119,878	(4,565,256)	4,533,108
Commitments and contingencies (Note 13)
Shareholders' equity:
Pinnacle common stock	1,194	—	—	—	—	1,194
Additional paid-in-capital	1,439,145	1,440,339	1,362,269	32,771	(2,835,379)	1,439,145
Retained earnings	590,226	496,380	1,297,143	2,804	(1,796,327)	590,226
Accumulated other comprehensive loss	(36,462)	(36,462)	(34,151)	(4,505)	75,118	(36,462)
Capital stock in treasury, at cost	(32,110)	—	—	—	—	(32,110)
Total Pinnacle Foods Inc. and Subsidiaries stockholders' equity	1,961,993	1,900,257	2,625,261	31,070	(4,556,588)	1,961,993
Non-controlling interest	—	—	—	1,157	—	1,157
Total Equity	1,961,993	1,900,257	2,625,261	32,227	(4,556,588)	1,963,150
Total liabilities and equity	$1,997,771	$5,979,922	$7,488,304	$152,105	$(9,121,844)	$6,496,258

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Balance Sheet December 25, 2016

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$—	$341,238	$11,838	$—	$353,076
Accounts receivable, net	—	—	281,189	8,393	—	289,582
Intercompany accounts receivable	96,923	—	804,203	—	(901,126)	—
Inventories, net	—	—	429,009	16,482	—	445,491
Other current assets	—	631	8,402	1,654	—	10,687
Total current assets	96,923	631	1,864,041	38,367	(901,126)	1,098,836
Plant assets, net	—	—	690,515	32,830	—	723,345
Investment in subsidiaries	1,886,496	2,589,850	30,600	—	(4,506,946)	—
Intercompany note receivable	—	2,984,974	44,928	9,800	(3,039,702)	—
Tradenames	—	—	2,525,200	4,358	—	2,529,558
Other assets, net	—	2,963	158,934	11,174	—	173,071
Deferred tax assets	—	335,178	—	—	(335,178)	—
Goodwill	—	—	2,104,648	58,508	—	2,163,156
Total assets	$1,983,419	$5,913,596	$7,418,866	$155,037	$(8,782,952)	$6,687,966
Current liabilities:
Short-term borrowings	$—	$—	$2,389	$—	$—	$2,389
Current portion of long-term obligations	—	10,750	13,028	23	—	23,801
Accounts payable	—	—	283,999	8,479	—	292,478
Intercompany accounts payable	—	863,358	—	37,766	(901,124)	—
Accrued trade marketing expense	—	—	48,850	2,204	—	51,054
Accrued liabilities	178	28,557	133,316	4,690	—	166,741
Dividends payable	35,233	—	—	—	—	35,233
Total current liabilities	35,411	902,665	481,582	53,162	(901,124)	571,696
Long-term debt	—	3,112,196	28,024	276	—	3,140,496
Intercompany note payable	—	—	2,975,471	64,233	(3,039,704)	—
Pension and other postretirement benefits	—	—	56,323	—	—	56,323
Other long-term liabilities	—	12,239	31,994	3,296	—	47,529
Deferred tax liabilities	—	—	1,255,622	2,536	(335,178)	922,980
Total liabilities	35,411	4,027,100	4,829,016	123,503	(4,276,006)	4,739,024
Commitments and contingencies (Note 13)
Shareholders' equity:
Pinnacle common stock	1,191	—	—	—	—	1,191
Additional paid-in-capital	1,429,447	1,430,639	1,352,568	32,770	(2,815,977)	1,429,447
Retained earnings	601,049	507,426	1,272,939	3,936	(1,784,301)	601,049
Accumulated other comprehensive loss	(51,569)	(51,569)	(35,657)	(6,106)	93,332	(51,569)
Capital stock in treasury, at cost	(32,110)	—	—	—	—	(32,110)
Total Pinnacle Foods Inc. and Subs stockholders equity	1,948,008	1,886,496	2,589,850	30,600	(4,506,946)	1,948,008
Non-controlling interest	—	—	—	934	—	934
Total Equity	1,948,008	1,886,496	2,589,850	31,534	(4,506,946)	1,948,942
Total liabilities and shareholders' equity	$1,983,419	$5,913,596	$7,418,866	$155,037	$(8,782,952)	$6,687,966

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings For the three months ended March 26, 2017

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$754,587	$36,694	$(25,207)	$766,074
Cost of products sold	—	—	545,721	33,856	(24,567)	555,010
Gross profit	—	—	208,866	2,838	(640)	211,064

Marketing and selling expenses	—	—	54,703	891	—	55,594
Administrative expenses	—	—	34,385	1,626	—	36,011
Research and development expenses	—	—	3,837	184	—	4,021
Intercompany royalties	—	—	(188)	188	—	—
Intercompany management fees	—	—	—	391	(391)	—
Intercompany technical service fees	—	—	—	249	(249)	—
Other expense (income), net	—	(233)	4,020	443	—	4,230
Equity in (earnings) loss of investees	(22,926)	(58,177)	1,352	—	79,751	—
	(22,926)	(58,410)	98,109	3,972	79,111	99,856
Earnings before interest and taxes	22,926	58,410	110,757	(1,134)	(79,751)	111,208
Intercompany interest (income) expense	—	(22,305)	22,087	218	—	—
Interest expense	—	80,170	551	10	—	80,731
Interest income	—	—	10	5	—	15
Earnings before income taxes	22,926	545	88,129	(1,357)	(79,751)	30,492
Provision (benefit) for income taxes	—	(22,381)	29,952	(228)	—	7,343
Net earnings	22,926	22,926	58,177	(1,129)	(79,751)	23,149
Less: Net loss attributable to non-controlling interest	—	—	—	223	—	223
Net earnings attributable to Pinnacle Foods, Inc. and Subsidiaries common stockholders	$22,926	$22,926	$58,177	$(1,352)	$(79,751)	$22,926

Total comprehensive earnings	38,033	38,033	59,681	246	(97,737)	38,256
Less: Comprehensive earnings attributable to non-controlling interest	—	—	—	223	—	223
Comprehensive earnings attributable to Pinnacle Foods, Inc. and Subsidiaries	$38,033	$38,033	$59,681	$23	$(97,737)	$38,033

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings For the three months ended March 27, 2016

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$745,063	$38,581	$(29,389)	$754,255
Cost of products sold	—		548,415	35,909	(28,636)	555,688
Gross profit	—	—	196,648	2,672	(753)	198,567

Marketing and selling expenses	—	—	57,537	1,361	—	58,898
Administrative expenses	—	—	43,792	2,096	—	45,888
Research and development expenses	—	—	3,936	249	—	4,185
Intercompany royalties	—	—	(256)	328	(72)	—
Intercompany technical service fees	—	—	—	431	(431)	—
Termination fee received, net of costs, associated with the Hillshire merger agreement	—	—	—	250	(250)	—
Other expense (income), net		(784)	10,068	31	—	9,315
Equity in (earnings) loss of investees	(24,836)	(26,118)	2,348	—	48,606	—
	(24,836)	(26,902)	117,425	4,746	47,853	118,286
Earnings before interest and taxes	24,836	26,902	79,223	(2,074)	(48,606)	80,281
Intercompany interest (income) expense	—	(28,258)	27,932	326	—	—
Interest expense	—	31,140	488	12	—	31,640
Interest income	—	—	58	19	—	77
Earnings before income taxes	24,836	24,020	50,861	(2,393)	(48,606)	48,718
Provision (benefit) for income taxes	—	(816)	24,743	(46)	—	23,881
Net earnings	24,836	24,836	26,118	(2,347)	(48,606)	24,837
Less: Net earnings attributable to non-controlling interest	—	—	—	1	—	1
Net earnings attributable to Pinnacle Foods, Inc. and Subsidiaries common stockholders	$24,836	$24,836	$26,118	$(2,348)	$(48,606)	$24,836

Total comprehensive earnings (loss)	24,460	24,460	31,386	2,731	(58,576)	24,461
Less: Comprehensive earnings (loss) attributable to non-controlling interest	—	—	—	1	—	1
Comprehensive earnings (loss) attributable to Pinnacle Foods, Inc. and Subsidiaries	$24,460	$24,460	$31,386	$2,730	$(58,576)	$24,460

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Cash Flows For the three months ended March 26, 2017
	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$(16,463)	$76,870	$2,586	$—	$62,993
Cash flows from investing activities
Intercompany accounts receivable/payable	—	235,763	7,580	—	(243,343)	—
Investment in Subsidiary	28,011	24,271	—	—	(52,282)	—
Capital expenditures	—	—	(28,744)	(499)	—	(29,243)
Sale of plant assets	—	—	—	679	—	679
Net cash (used in) provided by investing activities	28,011	260,034	(21,164)	180	(295,625)	(28,564)
Cash flows from financing activities
Net proceeds from issuance of common stock	5,894	—	—	—	—	5,894
Taxes paid related to net share settlement of equity awards	(303)	—	—	—	—	(303)
Dividends paid	(33,602)	—	—	—	—	(33,602)
Proceeds from bank term loans	—	2,262,000	—	—	—	2,262,000
Repayments of long-term obligations	—	(2,464,750)	(950)	—	—	(2,465,700)
Proceeds from short-term borrowing	—	—	1,634	—	—	1,634
Repayments of short-term borrowing	—	—	(1,068)	—	—	(1,068)
Intercompany accounts receivable/payable	—	—	(235,763)	(7,580)	243,343	—
Return of capital	—	(28,011)	(24,271)	—	52,282	—
Repayment of capital lease obligations	—	—	(2,206)	(18)	—	(2,224)
Debt acquisition costs	—	(12,810)	—	—	—	(12,810)
Net cash (used in) provided by financing activities	(28,011)	(243,571)	(262,624)	(7,598)	295,625	(246,179)
Effect of exchange rate changes on cash	—	—	—	128	—	128
Net change in cash and cash equivalents	—	—	(206,918)	(4,704)	—	(211,622)
Cash and cash equivalents - beginning of period	—	—	341,238	11,838	—	353,076
Cash and cash equivalents - end of period	$—	$—	$134,320	$7,134	$—	$141,454

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Cash Flows For the three months ended March 27, 2016

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$11,146	$40,440	$25,172	$—	$76,758
Cash flows from investing activities
Payments for business acquisitions	—	—	(985,365)	—	—	(985,365)
Intercompany accounts receivable/payable	—	23,444	23,102	—	(46,546)	—
Intercompany loans	—	(880,122)	—	—	880,122	—
Investment in subsidiaries	29,143	—	—	—	(29,143)	—
Capital expenditures	—	—	(32,530)	(1,401)	—	(33,931)
Net cash (used in) provided by investing activities	29,143	(856,678)	(994,793)	(1,401)	804,433	(1,019,296)
Cash flows from financing activities
Net proceeds from the issuance of common stock	395	—	—	—	—	395
Excess tax benefits on stock-based compensation	137	—	—	—	—	137
Dividends paid	(29,675)	—	—	—	—	(29,675)
Proceeds from bond offering	—	350,000	—	—	—	350,000
Proceeds from bank term loan	—	547,250	—	—	—	547,250
Repayments of long-term obligations	—	(1,313)	(921)	—	—	(2,234)
Proceeds from short-term borrowing	—	—	1,023	—	—	1,023
Repayments of short-term borrowing	—	—	(1,017)	—	—	(1,017)
Intercompany accounts receivable/payable	—	—	(23,444)	(23,102)	46,546	—
Return of capital	—	(29,143)	—	—	29,143	—
Intercompany loans	—	—	880,122	—	(880,122)	—
Repayment of capital lease obligations	—	—	(1,311)	(2)	—	(1,313)
Debt acquisition costs	—	(21,262)	—	—	—	(21,262)
Net cash (used in) provided by financing activities	(29,143)	845,532	854,452	(23,104)	(804,433)	843,304
Effect of exchange rate changes on cash	—	—	—	124	—	124
Net change in cash and cash equivalents	—	—	(99,901)	791	—	(99,110)
Cash and cash equivalents - beginning of period	—	—	177,669	2,880	—	180,549
Cash and cash equivalents - end of period	$—	$—	$77,768	$3,671	$—	$81,439

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
There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth in our Form 10-K filed with the SEC on February 23, 2017 under the section entitled “Risk Factors,” the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this report and the following risks, uncertainties and factors:

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
(dollars in millions, except where noted)

You should read the following discussion of our results of operations and financial condition together with the audited consolidated financial statements appearing in our annual report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on February 23, 2017 and the unaudited Consolidated Financial Statements and the notes thereto included in this quarterly report. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Form 10-K, and the section entitled “Special Note Regarding Forward-Looking Statements” in this report. Actual results may differ materially from those contained in any forward-looking statements.

Overview

The Company is a leading manufacturer, marketer and distributor of high quality, branded food products in North America. In the fourth quarter of fiscal 2016 during which the integration of the Boulder Brands acquisition was substantially complete, the Company reorganized its reporting structure, resulting in a change to its reportable segments. The new segments, which mirror the manner in which the businesses are managed, are Frozen, Grocery, Boulder and Specialty. The Boulder Brands acquisition added the Udi's, Glutino, Smart Balance, Earth Balance and EVOL brands to the Company's portfolio, as well as complementary foodservice, private label and Canadian businesses. The new segment structure aligns each of these businesses with related Pinnacle businesses into four new reportable segments, the composition of which is provided below.

The Frozen segment is comprised of the retail businesses of the Company’s frozen brands, including vegetables (Birds Eye), complete bagged meals (Birds Eye Voila! and Birds Eye Signature Skillets), full-calorie single-serve frozen dinners and entrées (Hungry-Man), prepared seafood (Van de Kamp's and Mrs. Paul's), pancakes / waffles / french toast (Aunt Jemima), frozen and refrigerated bagels (Lender's) and pizza for one (Celeste). The Frozen segment also includes all of the Company’s business in Canada, including those of the Garden Protein International and Boulder Brands acquisitions.

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

The Boulder segment is comprised of the retail businesses of the Company’s health and wellness lifestyle brands, including gluten- free products (Udi's and Glutino), natural frozen meal offerings (EVOL), plant-based refrigerated and shelf-stable spreads (Earth Balance) and plant-based protein frozen products (gardein).

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

Working Capital
Our working capital is primarily driven by accounts receivable, accounts payable and inventories, which fluctuate throughout the year due to seasonality in both sales and production. See “Seasonality” below. We will continue to focus on reducing our working capital requirements while simultaneously maintaining our customer service levels and fulfilling our production requirements. We have historically relied on internally generated cash flows and temporary borrowings under our revolving credit facility to satisfy our working capital requirements.
Other Factors
Other factors that have influenced our results of operations and may do so in the future include:

•
Interest Expense. As a result of our previous acquisitions and the recent Boulder Brands acquisition, we have significant indebtedness. However, our February 3, 2017 Refinancing and principle pay-down has significantly reduced our expected future interest expense. See Note 10 to the Consolidated Financial Statements for further details. Although we expect to continue to reduce our leverage over time, we expect interest expense to continue to be a significant component of our expenses.

•
Cash Taxes. We have significant tax-deductible intangible asset amortization and federal and state NOLs, which resulted in federal and state cash tax savings through 2016. We expect continued amortization and utilization of our NOLs will generate additional cash tax savings in 2017 and thereafter.

•
In October 2016, we voluntarily ceased production at our private label gluten-free bakery operation, which is based in the United Kingdom. For the three months ended March 27, 2016, net sales were $2.5 million and the business incurred a loss before interest, taxes, depreciation and amortization of $1.0 million. There was no impact to earnings for the three months ended March 26, 2017.

•
In the first quarter of 2017, the Company exited the gardein Private Label business resulting in $0.7 million of accelerated amortization of a customer relationships intangible asset. For the three months ended March 26, 2017, and March 27, 2016, net sales were $0.4 million and $2.5 million, respectively.

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

Results of Operations:
Consolidated Statements of Operations
The following tables set forth our statement of operations data expressed in dollars and as a percentage of net sales.

	Three months ended
	March 26, 2017		March 27, 2016
Net sales	$766.1	100.0%	$754.3	100.0%
Cost of products sold	555.0	72.4%	555.7	73.7%
Gross profit	211.1	27.6%	198.6	26.3%

Marketing and selling expenses	$55.6	7.3%	$58.9	7.8%
Administrative expenses	36.0	4.7%	45.9	6.1%
Research and development expenses	4.0	0.5%	4.2	0.6%
Other expense (income), net	4.2	0.5%	9.3	1.2%
	$99.9	13.0%	$118.3	15.7%
Earnings before interest and taxes	$111.2	14.5%	$80.3	10.6%

	Three months ended
	March 26, 2017	March 27, 2016
Net sales
Frozen	$320.9	$330.5
Grocery	259.4	250.9
Boulder	97.3	80.2
Specialty	88.5	92.7
Total	$766.1	$754.3

Earnings (loss) before interest and taxes
Frozen	$50.9	$51.3
Grocery	51.8	39.7
Boulder	6.7	(4.5)
Specialty	8.9	7.0
Unallocated corporate expense	(7.1)	(13.3)
Total	$111.2	$80.3

Depreciation and amortization
Frozen	$10.6	$10.6
Grocery	8.1	7.8
Boulder	3.8	2.4
Specialty	4.7	4.1
Total	$27.1	$24.9

Three months ended March 26, 2017 compared to the three months ended March 27, 2016
Net sales
Net sales for the three months ended March 26, 2017 increased $11.8 million, or 1.6%, versus year-ago to $766.1 million, reflecting a $22.0 million, or 2.9%, increase from the additional three weeks of consolidated results of the Boulder Brands acquisition in the current year quarter compared to the prior year quarter. The period also benefited from higher net price realization of 0.4%, which included the benefit of lower new product introductory expenses and a 0.1% increase from foreign exchange. This was partially offset by a 1.8% decrease from volume/mix primarily due to the unfavorable impact of Easter occurring in the second quarter of 2017 compared to first quarter of 2016. In an industry generally marked by low growth and a challenging environment to fully pass on price increases, we continue to outpace the performance of our composite categories, with market share growth of 0.8 percentage points in the first quarter of 2017.
Frozen Segment:
Net sales in the three months ended March 26, 2017 decreased $9.5 million, or 2.9%, versus year-ago to $320.9 million, reflecting a 4.3% decrease from volume/mix partially offset by higher net price realization of 0.8%, a 0.4% increase from the benefit of the Boulder Brands acquisition and a 0.2% benefit from foreign exchange. The volume decline is primarily attributable to the timing of Easter, particularly related to the Birds-Eye franchise, as well as our frozen seafood products. These decreases were partially offset by higher sales of our Celeste pizza and Hungry-Man frozen entrées.
Grocery Segment:
Net sales in the three months ended March 26, 2017 were $259.4 million, an increase of $8.4 million, or 3.4% versus year-ago, reflecting a 2.1% increase from volume/mix and a 1.9% benefit from the Boulder Brands acquisition, partially offset by lower net price realization of 0.6%, which included the benefit of lower new product introductory expenses as compared to the prior year. The growth in the quarter was driven by higher sales of Duncan Hines baking products, which included the launch of eighteen varieties of our innovative new Perfect Size for 1, and Armour canned meat. Partially offsetting these increases were lower sales of Vlasic pickles driven by a highly competitive environment.
Boulder Segment:
Net sales in the three months ended March 26, 2017 increased $17.1 million, or 21.4%, versus year-ago to $97.3 million reflecting a 19.0% benefit from the Boulder Brands acquisition, higher net price realization of 3.8% and a 1.7% increase from volume/mix. Partially offsetting these gains was a 3.1% decline resulting from the wind down of the Boulder Brands United Kingdom operations. During the period we realized double digit growth from our gardein and Evol products resulting from strong distribution gains.
Specialty Segment:
Net sales in the three months ended March 26, 2017 were $88.5 million, a decline of $4.2 million, or 4.5% versus year-ago, reflecting a 0.9% benefit from the Boulder Brands acquisition, more than offset by a 4.4% decrease from volume/mix and lower net price realization of 1.0%. This decrease was primarily driven by anticipated lower sales of private label canned meat and the Company's decision in the first quarter of 2017 to exit the gardein private label business.
Gross profit
Gross profit for the three months ended March 26, 2017 was $211.1 million, or 27.6% of net sales, compared to $198.6 million, or 26.3% of net sales, in the comparable prior year period. Excluding items affecting comparability, Adjusted Gross Profit advanced 6.2% to $218.3 million and Adjusted Gross Profit as a Percentage of Sales increased approximately 120 basis points to 28.5%. See Adjusted Gross Profit reconciliation later in the document for further details.
The following table outlines the factors resulting in the year-on-year change in gross profit and gross margin percentage in the three months ended March 26, 2017.

	$ (in millions)	% of net sales
Productivity	$22.0	3.0%
Higher net price realization, including slotting	4.8	0.5
Effects of adjustments related to the application of purchase accounting (a)	10.4	1.4
Inflation	(15.0)	(2.0)
Higher mark to market losses on financial instruments	(5.9)	(0.8)
Higher acquisition integration charges	(4.4)	(0.6)
Higher depreciation expense	(1.7)	(0.2)
Unfavorable product mix	(1.3)	—
Other	(0.3)	—
Subtotal	$8.6	1.3%
Higher sales volume	3.9
Total	$12.5

(a) Represents expense recorded in 2016 related to the write-up to fair market value of inventories acquired as a result of the Boulder Brands acquisition.

Marketing and selling expenses
Marketing and selling expenses decreased 5.6% to $55.6 million, or 7.3% of net sales, for the three months ended March 26, 2017, compared to $58.9 million, or 7.8% of net sales for the prior year period. The decrease was primarily driven by synergies realized as part of the Boulder Brands acquisition integration and lower marketing expense in the first quarter of 2017 as compared to the prior year period which included significant new product introductions.
Administrative expenses
Administrative expenses were $36.0 million, or 4.7% of net sales, for the three months ended March 26, 2017, compared to $45.9 million, or 6.1% of net sales, for the comparable prior year period. The decrease was primarily driven by synergies realized as part of the Boulder Brands acquisition integration.

Research and development expenses
Research and development expenses were $4.0 million, or 0.5% of net sales, for the three months ended March 26, 2017 compared to $4.2 million, or 0.6% of net sales, for the prior year period.

Other income and expense

	Three months ended
	March 26, 2017	March 27, 2016
Other expense, net consists of:
Amortization of intangibles/other assets	$4.5	$4.0
Foreign exchange gains	(0.2)	(0.8)
Boulder Brands acquisition costs	—	6.8
Royalty income and other	(0.1)	(0.7)
Total other expense, net	$4.2	$9.3

Foreign exchange gains. Represents foreign exchange gains from intra-entity loans resulting from the November 2014 Garden Protein acquisition that are anticipated to be settled in the foreseeable future.

Earnings before interest and taxes

Earnings before interest and taxes increased $30.9 million, or 38.5%, to $111.2 million, reflecting the growth in gross profit and lower administrative expenses. Also impacting the comparison are items affecting comparability, which totaled $9.2 million and $26.5 million in the three months ended March 26, 2017 and March 27, 2016, respectively. The variance in these items primarily resulted from lower costs associated with the Boulder Brands acquisition and integration partially offset by higher unrealized mark-to-market losses on financial instruments. Excluding items affecting comparability, Adjusted Earnings Before Interest and Taxes increased $13.7 million, or 12.8%, to $120.5 million.

Frozen Segment:
Earnings before interest and taxes for the three months ended March 26, 2017 were $50.9 million, a decrease of 0.8%, or $0.4 million, as compared with the year-ago period largely reflecting the impacts of input cost inflation, lower net sales driven by the shift in Easter timing and the unfavorable impact of items affecting comparability, primarily higher unrealized mark-to-market losses on financial instruments. Partially offsetting these items was strong productivity. Excluding items affecting comparability, Adjusted Earnings Before Interest and Taxes advanced 3.9% to $51.9 million.

Grocery Segment:
Earnings before interest and taxes for the three months ended March 26, 2017 were $51.8 million, an increase of 30.4%, or $12.1 million, as compared to the year-ago period, reflecting higher sales, productivity savings and the favorable impact of items affecting comparability, which primarily consisted of lower costs associated with the Boulder Brands acquisition and integration. These positive drivers were partially offset by input cost inflation. Excluding items affecting comparability, Adjusted Earnings Before Interest and Taxes increased 14.4% to $52.8 million.

Boulder Segment:
Earnings before interest and taxes for the three months ended March 26, 2017 were $6.7 million, an increase of $11.2 million, as compared to a loss of $4.5 million in the year-ago period, reflecting the favorable impact of items affecting comparability, largely related to the Boulder Brands acquisition, as well as net sales growth and synergies. Partially offsetting these factors was input cost inflation. Excluding items affecting comparability, Adjusted Earnings Before Interest and Taxes increased 43.5% to $13.2 million.
Specialty Segment:
Earnings before interest and taxes for the three months ended March 26, 2017 were $8.9 million, an increase of 27.0%, or $1.9 million, as compared to the year-ago period, reflecting productivity savings partially offset by the decline in net sales, input cost inflation and higher amortization expense resulting from the exit of the gardein private label business. Excluding items affecting comparability, Adjusted Earnings Before Interest and Taxes increased 21.2%, to $9.7 million.

Unallocated corporate expense:
Unallocated corporate expense for the three months ended March 26, 2017 was $7.1 million, a decrease of $6.2 million, as compared to the year-ago period primarily reflecting the impact of $6.8 million of Boulder Brands acquisition costs in the prior year period.

Interest expense, net

Net interest expense increased 155.7%, or $49.2 million, to $80.7 million in the three months ended March 26, 2017, compared to $31.6 million in the three months ended March 27, 2016. Included in net interest expense in the first quarter of 2017 is $49.5 million of charges related to the Refinancing (Note 10). These charges consisted of a $28.5 million non-cash charge from deferred financing costs and original issue discount and a $20.7 million cash charge resulting from the de-designation and early settlement of interest rate swaps. Excluding these charges, net interest expense in the first quarter decreased 0.9% to $31.3 million, compared to $31.6 million in the year-ago period.

We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed-rate debt. Any gains or losses realized on the interest rate swap agreements, excluding the

AOCL portion, are recorded as an adjustment to interest expense. Included in net interest expense was $1.1 million and $1.5 million for the first quarter of 2017 and 2016, respectively, recorded from losses on interest rate swap agreements.

Provision for income taxes

The effective tax rate was 24.1% for the three months ended March 26, 2017 compared to 49.0% for the three months ended March 27, 2016.
For the three months ended March 26, 2017 our rate was decreased by 12.4% due to excess tax benefits from share-based payment transactions being recorded as an item of continuing operations in accordance with ASU 2016-09, “Improvements to Employee Share Based Payment Accounting” effective for our 2017 fiscal year. Our rate also reflects a benefit of 1.6% from the domestic production activities deduction.

In connection with our acquisition of Boulder Brands, our income tax rate for the three months ended March 27, 2016 includes the tax effect associated with incurring certain non-deductible acquisition costs and compensation payments of 0.7%, a charge for an increase in our non-current state deferred income tax liability balance of approximately 8.0% and a charge related to the tax effect of foreign operations of 3.3%, principally attributable to a valuation allowance on our foreign tax credit carryforward. Our rate also reflects a benefit of 1.8% from the domestic production activities deduction.

The Company is a loss corporation as defined by Section 382 of the Code. Section 382 places an annual limitation on our ability to use our NOL carryovers and other attributes to reduce future taxable income. As of March 26, 2017, we have federal NOL carryovers of $425.5 million subject to an annual limitation of $17.1 million. As a result, $237.2 million of the carryovers exceed the estimated available Section 382 limitation. The Company has reduced its deferred tax assets for this limitation.
We have significant tax-deductible intangible asset amortization and federal and state NOLs, which resulted in federal and state cash tax savings through 2016. We expect continued amortization and utilization of our NOLs will generate additional cash tax savings in 2017 and thereafter.

Liquidity and Capital Resources

Historical
Our cash flows are seasonal. Typically we are a net user of cash in the third quarter of the calendar year (i.e., the quarter ending in September) and a net generator of cash over the balance of the year.
Our principal liquidity requirements have been, and we expect will be, for working capital and general corporate purposes, including capital expenditures, debt service and our quarterly dividend program. Currently, the quarterly dividend payment is $0.285 per share, or approximately $34.0 million per quarter. Capital expenditures are expected to be approximately $115 to $125 million in 2017. We have historically satisfied our liquidity requirements with internally generated cash flows and availability under our revolving credit facility. We expect that our ability to generate cash from our operations and ability to borrow from our credit facilities should be sufficient to support working capital needs, planned growth, capital expenditures, debt service and dividends for the next 12 months and for the foreseeable future. We have cash in foreign accounts, primarily related to the operations of our Canadian businesses. Tax liabilities related to bringing these funds back into the United States would not be significant and have been accrued.
Statements of cash flows for the three months ended March 26, 2017 compared to the three months ended March 27, 2016
For the three months ended March 26, 2017, net cash flow decreased $211.6 million compared to a decrease in net cash flow of $99.1 million for the three months ended March 27, 2016.

Net cash provided by operating activities was $63.0 million for the three months ended March 26, 2017, and was the result of net earnings, excluding non-cash charges and credits, of $109.9 million and an increase in working capital of $46.9 million. The increase in working capital was primarily the result of a $27.3 million decrease in accrued liabilities, primarily attributable to payments for the 2016 annual incentive plan and restructuring, a $20.7 million payment for the early settlement of interest rate hedges as a result of the Refinancing, a $11.6 million increase in accounts receivable primarily driven by timing in sales, a $8.7 million increase in inventories driven by inventory builds due to innovation and the later Easter, a $5.2 million decrease in accrued trade marketing expense driven by the seasonality of our marketing programs and a $1.9 million increase in other current assets primarily from higher prepaid tax balances. These were partially offset by a $28.7 million increase in accounts payable resulting from seasonality and timing of disbursements.

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

Net cash used in investing activities was $28.6 million, for the three months ended March 26, 2017 and included $29.2 million for capital expenditures as well as $0.6 million in proceeds from the sale of plant assets.

Net cash used in investing activities was $1,019.3 million, for the three months ended March 27, 2016 and included $985.4 million for the acquisition of Boulder Brands as well as $33.9 million for capital expenditures which included approximately $1.3 million of costs related to our acquisition integration projects.

Net cash used by financing activities was impacted by our Refinancing, which is explained in greater detail in Note 10 to the Consolidated Financial Statements. Net cash used by financing activities for the three months ended March 26, 2017 was $246.2 million and consisted of $2,465.7 million of Term Loan repayments, $33.6 million of dividends paid, $12.8 million of debt acquisition costs, $1.7 million of net cash outflows for capital leases and notes payable activity partially offset by $2,262.0 million of net proceeds from our new Tranche B Term Loans and $5.6 million of net cash inflows related to our equity based compensation plans.

Net cash provided by financing activities for the three months ended March 27, 2016 was $843.3 million and consisted of $547.3 million of net proceeds from our new Tranche I Term Loans, $350.0 million from our notes offering and $0.5 million of net cash inflows related to our equity based compensation plans which were partially offset by $29.7 million of dividends paid, $21.3 million of debt acquisition costs, $2.2 million of debt repayments, $1.3 million of net capital leases and notes payable activity.

Debt

For more information on our debt, see Note 10 of the Consolidated Financial Statements "Debt and Interest Expense".

Covenant Compliance

The following is a discussion of the financial covenants contained in our debt agreements. See section below for detailed calculation.
Third Amended and Restated Credit Agreement

As discussed in more detail in Note 10 to the Financial Statements, on February 3, 2017, the Company entered into an amendment to its Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”) in order to (1) refinance all of the Company’s outstanding term loans with a new seven-year term loan in an aggregate principal amount of $2,262.0 million (the “New Term Loans”), (2) replace the Company’s existing $150.0 million revolving credit facility with a new five-year $225.0 million revolving credit facility (the “New Revolving Credit Facility and, collectively with the New Term Loans, the “New Credit Facilities”) and (3) amend and restate the Amended Credit Agreement in its entirety to make certain other amendments and modifications (as so amended and restated, the “Third Amended and Restated Credit Agreement”).

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

Adjusted Earnings Before Interest and Taxes (Adjusted EBIT)
Adjusted Earnings Before Interest and Taxes is provided because the Company believes it is useful information in understanding our EBIT results by improving the comparability of year-to-year results. Additionally, Adjusted EBIT provides transparent and useful information to management, investors, analysts and other parties in evaluating and assessing the Company and its segments, primary operating results from period to period after removing the impact of unusual, non-operational or restructuring-related activities that affect comparability. Adjusted EBIT is one of the measures management uses for planning and budgeting, monitoring and evaluating financial and operating results and in the analysis of ongoing operating trends.

Covenant Compliance EBITDA
Covenant Compliance EBITDA is defined as earnings before interest expense, taxes, depreciation and amortization, further adjusted to exclude non-cash items, extraordinary, unusual or non-recurring items and other adjustment items permitted in calculating Covenant Compliance EBITDA under the Third Amended and Restated Credit Agreement and the indenture governing the Senior Notes. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Covenant Compliance EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financial covenants.
EBITDA, Adjusted EBITDA and Covenant Compliance EBITDA do not represent net earnings or (loss) or cash flow from operations as those terms are defined by GAAP and do not necessarily indicate whether cash flows will be sufficient to fund cash needs. In particular, the definitions of Covenant Compliance EBITDA in the Senior Secured Credit Facility and the indentures allow the Company to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net earnings or loss. However, these are expenses that may recur, vary greatly and are difficult to predict. While EBITDA, Adjusted EBITDA and Covenant Compliance EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, they are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.

Pursuant to the terms of the Third Amended and Restated Credit Agreement, Pinnacle Foods Finance LLC is required to maintain a ratio of Net First Lien Secured Debt to Covenant Compliance EBITDA of no greater than 5.75 to 1.00. Net First Lien Secured Debt is defined as Pinnacle Foods Finance LLC's aggregate consolidated secured indebtedness secured on a first lien basis, less the aggregate amount of all unrestricted cash and cash equivalents.
In addition, under the Third Amended and Restated Credit Agreement and the indenture governing the Senior Notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Senior Secured Leverage Ratio (which is currently the same as the ratio of Net First Lien Secured Debt to Covenant Compliance EBITDA described above), in the case of the Third Amended and Restated Credit Agreement, or to the ratio of Covenant Compliance EBITDA to fixed charges for the most recently concluded four consecutive fiscal quarters, in the case of the Senior Notes. We believe that these covenants are material terms of these agreements and that information about the covenants is material to an investor's understanding our financial performance. As of March 26, 2017, we were in compliance with all covenants and other obligations under the Third Amended and Restated Credit Agreement and the indentures governing the Senior Notes.
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

The following table provides a reconciliation from our net earnings to EBITDA, Adjusted EBITDA and Covenant Compliance EBITDA for the three months ended March 26, 2017 and March 27, 2016, and the fiscal year ended December 25, 2016. The terms and related calculations are defined in the Third Amended and Restated Credit Agreement and the indentures governing the Senior Notes.

(thousands of dollars)	Three months ended		Fiscal Year Ended
	March 26, 2017	March 27, 2016	December 25, 2016
Net earnings	$23,149	$24,837	$211,117
Interest expense, net	80,716	31,563	139,098
Income tax expense	7,343	23,881	129,430
Depreciation and amortization expense	27,088	24,917	105,772
EBITDA	$138,296	$105,198	$585,417
Non-cash items (a)	1,762	5,706	12,850
Acquisition, merger and other restructuring charges (b)	6,827	20,779	46,100
Adjusted EBITDA	$146,885	$131,683	$644,367
Wish-Bone, Garden Protein and Boulder Brands acquisition adjustments (1)	21,915	30,223	23,120
Non-cash equity-based compensation charges (2)	4,109	3,910	14,016
Covenant Compliance EBITDA	$172,909	$165,816	$681,503
Last twelve months Covenant Compliance EBITDA	$688,596

(1)
For the three months ended March 26, 2017, represents net cost savings projected to be realized from acquisition synergies from the Boulder Brands and Garden Protein acquisitions, calculated consistent with the definition of Covenant Compliance EBITDA. For the three months ended March 27, 2016 and fiscal 2016, represents proforma additional EBITDA from Boulder Brands for the period prior to the acquisition and net cost savings projected to be realized from acquisition synergies from the Boulder Brands, Garden Protein and Wish-Bone acquisitions, calculated consistent with the definition of Covenant Compliance EBITDA.

(2)	Represents non-cash compensation charges related to the granting of equity awards that occur in the normal course of business.

(a)	Non-cash items are comprised of the following:

(thousands of dollars)	Three months ended		Fiscal Year Ended
	March 26, 2017	March 27, 2016	December 25, 2016
Unrealized losses (gains) resulting from hedging activities (1)	$1,995	$(3,892)	$(12,511)
Effects of adjustments related to the application of purchase accounting (2)	—	10,382	10,382
Tradename impairment charges (3)	—	—	11,200
Foreign exchange gains (4)	(233)	(784)	(486)
Wind down of Boulder Brands UK operations (5)	—	—	4,265
Total non-cash items	$1,762	$5,706	$12,850
 _________________

(1)	Represents non-cash gains resulting from mark-to-market adjustments of obligations under derivative contracts.

(2)	Represents expense related to the write-up to fair market value of inventories acquired as a result of the Boulder Brands acquisition.

(3)	For fiscal 2016, represents tradename impairment on Celeste ($7.3 million), Aunt Jemima ($3.0 million) and Snyder of Berlin ($0.9 million).

(4)	Represents foreign exchange gains resulting from intra-entity loans that are anticipated to be settled in the foreseeable future.

(5)	For fiscal 2016, represents charges resulting from the voluntary wind down of the Boulder Brands private label gluten free bakery operation which is based in the United Kingdom.

(b)	Acquisition, merger and other restructuring charges are comprised of the following:

(thousands of dollars)	Three months ended		Fiscal Year Ended
	March 26, 2017	March 27, 2016	December 25, 2016
Expenses in connection with an acquisition or other non-recurring merger costs (1)	$—	$6,781	$6,781
Restructuring charges, integration costs and other business optimization expenses (2)	5,850	13,998	39,079
Employee severance (3)	977	—	240
Total acquisition, merger and other restructuring charges	$6,827	$20,779	$46,100
_________________

(1)	Represents Boulder Brands acquisition costs.

(2)	Primarily represents integration costs of the Garden Protein and Boulder Brands acquisitions.

(3)	Represents severance costs for terminated employees not related to business acquisitions.
_________________
Our covenant requirements and actual ratios for the twelve months ended March 26, 2017 are as follows:

	Covenant Requirement	Actual Ratio
Third Amended and Restated Credit Agreement
Net First Lien Leverage Ratio (1)	5.75 to 1.00	3.14
Senior Notes (2)
Minimum Covenant Compliance EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions (3)	2.00 to 1.00	5.33
 _________________

(1)
Pursuant to the terms of the Third Amended and Restated Credit Agreement, Pinnacle Foods Finance LLC is required to maintain a ratio of Net First Lien Secured Debt to Covenant Compliance EBITDA of no greater than 5.75 to 1.00. Net First Lien Secured Debt is defined as Pinnacle Foods Finance LLC's aggregate consolidated secured indebtedness secured on a first lien priority basis, less the aggregate amount of all unrestricted cash and cash equivalents.

(2)
Our ability to incur additional debt and make certain restricted payments under the indentures governing the Senior Notes, subject to specified exceptions, is tied to a Covenant Compliance EBITDA to fixed charges ratio of at least 2.00 to 1.00.

(3)
Fixed charges is defined in the indenture governing the Senior Notes as (i) consolidated interest expense (excluding specified items) plus consolidated capitalized interest less consolidated interest income, plus (ii) cash dividends and distributions paid on preferred stock or disqualified stock.

Pinnacle Foods Inc.
Reconciliation of Non-GAAP measures (Unaudited)
Adjusted Gross Profit and Adjusted Gross Profit as a % of sales
(thousands)

	Three months ended		Fiscal Year Ended
	March 26, 2017	March 27, 2016	December 25, 2016
Gross profit	$211,064	$198,567	$916,074
Non-cash items (a)	1,995	6,490	(2,129)
Acquisition, merger and other restructuring charges (b)	5,286	637	7,121
Adjusted Gross Profit	$218,345	$205,694	$921,066

Adjusted Gross Profit as a % of sales	28.5%	27.3%	29.4%

(a)	Non-cash items are comprised of the following:

(thousands of dollars)	Three months ended		Fiscal Year Ended
	March 26, 2017	March 27, 2016	December 25, 2016
Unrealized losses (gains) resulting from hedging activities (1)	$1,995	$(3,892)	$(12,511)
Effects of adjustments related to the application of purchase accounting (2)	—	10,382	10,382
Non-cash items	$1,995	$6,490	$(2,129)

 _________________

(1)	Represents non-cash gains and losses resulting from mark-to-market obligations under derivative contracts.

(2)	Represents expense related to the write-up to fair market value of inventories acquired as a result of the Boulder Brands acquisition.

(b)	Acquisition, merger and other restructuring charges are comprised of the following:

(thousands of dollars)	Three months ended		Fiscal Year Ended
	March 26, 2017	March 27, 2016	December 25, 2016
Restructuring charges, integration costs and other business optimization expenses (1)	5,016	637	7,121
Employee severance and recruiting (2)	270	—	—
Total acquisition, merger and other restructuring charges	$5,286	$637	$7,121

 _________________

(1)	Primarily represents integration costs of the Garden Protein and Boulder Brands acquisitions.

(2)	Represents severance costs for terminated employees not related to business acquisitions.

Pinnacle Foods Inc. and Subsidiaries
Reconciliation of Non-GAAP measures (Unaudited)
Adjusted EBIT (1)
(thousands)

	Three months ended
	March 26, 2017	March 27, 2016
Net earnings (as reported)	$23,149	$24,837
Interest expense, net	80,716	31,563
Provision for income taxes	7,343	23,881
Earnings before interest and taxes (as reported)	111,208	80,281
Non-cash items
Accelerated amortization expense (2)	656	—
Unrealized losses/(gains) resulting from hedging (3)	1,995	(3,892)
Purchase accounting adjustments (4)	—	10,382
Foreign exchange gains (5)	(233)	(784)
Acquisition, merger and other restructuring charges
Acquisition or other non recurring expenses (6)	—	6,781
Restructuring and integration costs (7)	5,850	13,998
Employee severance (8)	977	—
Adjusted EBIT	$120,453	$106,766

(1)	Excludes Boulder Brands, Wish-Bone and Garden Protein anticipated synergies which are included in calculating Covenant compliance.

(2)	Reflects accelerated amortization of customer relationships intangible asset related to the exit of the gardein Private Label business.

(3)	Represents non-cash gains and losses resulting from mark-to-market obligations under derivative contracts.

(4)	Represents expense related to the write-up to fair value of inventories acquired as a result of the Boulder Brands acquisition.

(5)	Represents foreign exchange gains resulting from intra-entity loans that are anticipated to be settled in the foreseeable future.

(6)	Represents Boulder Brands acquisition costs.

(7)	Primarily represents integration costs of the Garden Protein and Boulder Brands acquisitions.

(8)	Represents severance costs for terminated employees not related to business acquisitions.

Pinnacle Foods Inc.
Reconciliation from Reported to Adjusted Segment EBIT Amounts (unaudited)
For the three months ended March 26, 2017 and March 27, 2016
(thousands)

	Three months ended
	March 26, 2017	March 27, 2016

Earnings before interest & taxes - Reported
Frozen	$50,922	$51,339
Grocery	51,807	39,724
Boulder	6,672	(4,524)
Specialty	8,888	7,001
Unallocated corporate expenses	(7,081)	(13,259)
Total	$111,208	$80,281

Adjustments (Non GAAP - See separate table)
Frozen	$944	$(1,418)
Grocery	958	6,394
Boulder	6,506	13,707
Specialty	837	1,020
Unallocated corporate expenses	—	6,782
Total	$9,245	$26,485

Earnings before interest & taxes - Adjusted (Non GAAP - See separate discussion and tables)
Frozen	$51,866	$49,921
Grocery	52,765	46,118
Boulder	13,178	9,183
Specialty	9,725	8,021
Unallocated corporate expenses	(7,081)	(6,477)
Total	$120,453	$106,766

Pinnacle Foods Inc.
Reconciliation from Reported to Adjusted Segment Amounts
Supplemental Schedule of Adjustments Detail (unaudited)
For the three months ended March 26, 2017 and March 27, 2016
(millions)

	Adjustments to Earnings Before Interest and Taxes
	Three months ended
	March 26, 2017	March 27, 2016
Frozen
Restructuring and acquisition integration charges	$—	$0.2
Employee severance	0.1	—
Unrealized mark-to-market loss/(gain)	0.8	(1.9)
Expenses related to the write-up to fair value of inventories acquired	—	0.3
Total Frozen	$0.9	$(1.4)

Grocery
Restructuring and acquisition integration charges	$—	$4.5
Employee severance	0.1	—
Unrealized mark-to-market loss/(gain)	0.9	(1.6)
Expenses related to the write-up to fair value of inventories acquired	—	3.5
Total Grocery	$1.0	$6.4

Boulder
Restructuring and acquisition integration charges	$5.6	$7.8
Employee severance	0.7	—
Expenses related to the write-up to fair value of inventories acquired	—	6.0
Unrealized mark-to-market loss/(gain)	0.2	(0.1)
Total Boulder	$6.5	$13.7

Specialty
Restructuring charges	$—	$0.7
Unrealized mark-to-market loss/(gain)	0.1	(0.3)
Accelerated amortization due to the exit of the gardein Private Label business	0.7	—
Expenses related to the write-up to fair value of inventories acquired	—	0.6
Total Specialty	$0.8	$1.0

Unallocated Corporate Expenses
Boulder Brands acquisition related charges	$—	$6.8
Total Unallocated Corporate Expenses	$—	$6.8

Contractual Commitments

Our contractual commitments consist mainly of payments related to long-term debt and related interest, operating and capital lease payments, certain take-or-pay arrangements entered into as part of the normal course of business and pension obligations. Refer to the “Contractual Commitments” section of the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K filed with the SEC on February 23, 2017 for details on our contractual obligations and commitments.

Off-Balance Sheet Arrangements

As of March 26, 2017, we did not have any off-balance sheet obligations.

Critical Accounting Policies and Estimates

We have disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Form 10-K filed with the SEC on February 23, 2017, those accounting policies that we consider to be significant in determining our results of operations and financial condition. Other than the below disclosure, there have been no material changes to those policies that we consider to be significant since the filing of the 10-K. We believe that the accounting principles utilized in preparing our unaudited consolidated financial statements conform in all material respects to GAAP.

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
FINANCIAL INSTRUMENTS
Risk Management Strategy
We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates, foreign exchange rates or commodity prices. Please refer to Note 12 of the Consolidated Financial Statements "Financial Instruments" for additional details regarding our derivatives and refer to Note 10 of the Consolidated Financial Statements "Debt and Interest Expense" for additional details regarding our debt instruments. There were no significant changes in our exposures to market risk since December 25, 2016.
See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” included in our Form 10-K filed with the SEC on February 23, 2017.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 26, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective at a level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 26, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1:    LEGAL PROCEEDINGS

No material legal proceedings are currently pending.

ITEM 1A:    RISK FACTORS

Our risk factors are summarized under the “Risk Factors” section of our Form 10-K filed on February 23, 2017. There have been no material changes to our risk factors since the filing of the Form 10-K.

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

PINNACLE FOODS INC.

By:	/s/ Craig Steeneck
Name:	Craig Steeneck
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Authorized Officer)
Date:	April 27, 2017

PINNACLE FOODS INC.
Exhibit Index

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference from Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Pinnacle Foods Inc.		8-K	3.1	4/3/2013
3.2	Second Amended and Restated Bylaws of Pinnacle Foods Inc.		8-K	3.1	2/16/2016
4.1	Form of Stock Certificate for Common Stock		S-1/A	4.1	3/7/2013
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer	X
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2**	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)	X
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