Form 10-Q
period 2017-06-25
PINNACLE FOODS INC.
filed 2017-07-27
CIK 1564822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2017
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
The Registrant had 118,798,073 shares of common stock, $0.01 par value, outstanding at July 24, 2017.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(thousands, except per share amounts)

	Three months ended		Six months ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Net sales	$744,608	$756,381	$1,510,682	$1,510,636
Cost of products sold	580,190	535,189	1,135,200	1,090,877
Gross profit	164,418	221,192	375,482	419,759

Marketing and selling expenses	49,470	61,036	105,064	119,934
Administrative expenses	33,630	43,703	69,641	89,591
Research and development expenses	4,580	5,098	8,601	9,283
Tradename impairment charges	27,430	—	27,430	—
Other expense, net	5,288	3,569	9,518	12,884
	120,398	113,406	220,254	231,692
Earnings before interest and taxes	44,020	107,786	155,228	188,067
Interest expense	28,507	35,488	109,238	67,128
Interest income	13	27	28	104
Earnings before income taxes	15,526	72,325	46,018	121,043
(Benefit) provision for income taxes	(3,092)	26,542	4,251	50,423
Net earnings	18,618	45,783	41,767	70,620
Less: Net (loss) earnings attributable to non-controlling interest	(51)	(1)	172	—
Net earnings attributable to Pinnacle Foods, Inc. and subsidiaries common shareholders	$18,669	$45,784	$41,595	$70,620

Net earnings per share attributable to Pinnacle Foods, Inc. and subsidiaries common shareholders:
Basic	$0.16	$0.39	$0.35	$0.61
Weighted average shares outstanding - basic	118,114	116,657	117,869	116,387
Diluted	$0.16	$0.39	$0.35	$0.60
Weighted average shares outstanding - diluted	119,607	117,766	119,469	117,689
Dividends declared	$0.285	$0.255	$0.570	$0.510
See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (unaudited)
(thousands)

	Three months ended						Six months ended
	June 25, 2017			June 26, 2016			June 25, 2017			June 26, 2016
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings			$18,618			$45,783			$41,767			$70,620
Other comprehensive earnings (loss)
Foreign currency translation:
Foreign currency translation adjustments	652	—	652	123	—	123	1,765	—	1,765	5,566	—	5,566
Cash-flow hedges:
Unrealized gains (losses) arising during the period	(5,147)	1,973	(3,174)	(7,996)	3,116	(4,880)	(4,652)	1,781	(2,871)	(19,117)	7,390	(11,727)
Reclassification adjustment for (gains) losses included in net earnings	(278)	106	(172)	2,230	(838)	1,392	21,597	(8,245)	13,352	3,616	(1,387)	2,229
Pension:
Reclassification of net actuarial loss included in net earnings	309	(119)	190	309	(117)	192	578	(221)	357	617	(234)	383
Other comprehensive earnings (loss)	(4,464)	1,960	(2,504)	(5,334)	2,161	(3,173)	19,288	(6,685)	12,603	(9,318)	5,769	(3,549)
Total comprehensive earnings			16,114			42,610			54,370			67,071
Less: Comprehensive earnings attributable to non-controlling interest			(51)			(1)			172			—
Comprehensive earnings attributable to Pinnacle Foods Inc. and Subsidiaries			$16,165			$42,611			$54,198			$67,071

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
(thousands, except share and per share amounts)

	June 25, 2017	December 25, 2016
Current assets:
Cash and cash equivalents	$130,869	$353,076
Accounts receivable, net of allowances of $10,005 and $12,335, respectively	277,978	289,582
Inventories	477,534	445,491
Other current assets	23,152	10,687
Total current assets	909,533	1,098,836
Plant assets, net of accumulated depreciation of $553,767 and $491,397, respectively	694,064	723,345
Tradenames	2,502,218	2,529,558
Other assets, net	160,133	173,071
Goodwill	2,164,058	2,163,156
Total assets	$6,430,006	$6,687,966

Current liabilities:
Short-term borrowings	$1,783	$2,389
Current portion of long-term obligations	35,947	23,801
Accounts payable	312,424	292,478
Accrued trade marketing expense	33,261	51,054
Accrued liabilities	110,211	166,741
Dividends payable	35,244	35,233
Total current liabilities	528,870	571,696
Long-term debt	2,940,800	3,140,496
Pension and other postretirement benefits	54,608	56,323
Other long-term liabilities	36,889	47,529
Deferred tax liabilities	923,855	922,980
Total liabilities	4,485,022	4,739,024
Commitments and contingencies (Note 14)
Shareholders' equity:
Pinnacle preferred stock: $.01 per share, 50,000,000 shares authorized, none issued	—	—
Pinnacle common stock: par value $.01 per share, 500,000,000 shares authorized; issued 119,786,044 and 119,127,269, respectively	1,198	1,191
Additional paid-in-capital	1,439,221	1,429,447
Retained earnings	574,535	601,049
Accumulated other comprehensive loss	(38,966)	(51,569)
Capital stock in treasury, at cost, 1,000,000 common shares	(32,110)	(32,110)
Total Pinnacle Foods Inc. and subsidiaries shareholders' equity	1,943,878	1,948,008
Non-controlling interest	1,106	934
Total Equity	1,944,984	1,948,942
Total liabilities and equity	$6,430,006	$6,687,966

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands)

	Six months ended
	June 25, 2017	June 26, 2016
Cash flows from operating activities
Net earnings	$41,767	$70,620
Non-cash charges (credits) to net earnings
Depreciation and amortization	80,899	51,672
Intangible asset impairment charge	27,430	—
Amortization of debt acquisition costs and discount on term loan	2,597	4,657
Recognition of deferred costs related to refinancing	28,494	—
Change in value of financial instruments, including amounts reclassified from Accumulated Other Comprehensive Loss from settlement of hedges	25,043	(7,494)
Equity-based compensation charges	9,656	5,131
Pension expense, net of contributions	(1,136)	66
Other long-term liabilities	(1,193)	1,198
Other long-term assets	—	(1,635)
Foreign exchange gains	(398)	(1,283)
Excess tax benefits on equity-based compensation	—	(6,369)
Deferred income taxes	(5,780)	19,027
Changes in working capital (net of effects of acquisition)
Other liabilities - cash settlement of hedges related to refinancing	(20,722)	—
Accounts receivable	11,777	(7,557)
Inventories	(31,745)	28,351
Accrued trade marketing expense	(17,748)	(4,923)
Accounts payable	35,379	2,128
Accrued liabilities	(53,991)	3,041
Other current assets	(9,981)	8,473
Net cash provided by operating activities	120,348	165,103
Cash flows from investing activities
Business acquisition activity (net of cash acquired)	—	(985,365)
Capital expenditures	(49,355)	(60,187)
Proceeds from sale of plant assets	1,947	—
Net cash used in investing activities	(47,408)	(1,045,552)
Cash flows from financing activities
Proceeds from bank term loans	2,262,000	547,250
Proceeds from notes offerings	—	350,000
Repayments of long-term obligations	(2,472,320)	(6,478)
Proceeds from short-term borrowings	1,634	1,604
Repayments of short-term borrowings	(2,240)	(2,060)
Repayment of capital lease obligations	(4,216)	(1,574)
Dividends paid	(67,412)	(59,460)
Net proceeds from issuance of common stock	9,051	15,642
Excess tax benefits on equity-based compensation	—	6,369
Taxes paid related to net share settlement of equity awards	(8,926)	(1,087)
Debt acquisition costs	(12,937)	(21,262)
Net cash (used in) provided by financing activities	(295,366)	828,944
Effect of exchange rate changes on cash	219	300
Net change in cash and cash equivalents	(222,207)	(51,205)
Cash and cash equivalents - beginning of period	353,076	180,549
Cash and cash equivalents - end of period	$130,869	$129,344

Supplemental disclosures of cash flow information:
Interest paid	$62,180	$48,083
Interest received	28	104
Income taxes paid	47,569	19,145
Non-cash investing and financing activities:
New capital leases	8,951	4,586
Dividends payable	35,244	30,998
Accrued additions to plant assets	10,422	10,570

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
(thousands, except share and per share amounts)

	Common Stock		Treasury Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 27, 2015	117,619,695	$1,176	(1,000,000)	$(32,110)	$1,378,521	$517,330	$(59,388)	$1,805,529	$—	$1,805,529
Equity-based compensation plans	957,593	10			26,046			26,056		26,056
Dividends ($0.51 per share) (a)						(59,770)		(59,770)		(59,770)
Non-controlling interest in acquisition								—	869	869
Comprehensive earnings						70,620	(3,549)	67,071		67,071
Balance, June 26, 2016	118,577,288	$1,186	(1,000,000)	$(32,110)	$1,404,567	$528,180	$(62,937)	$1,838,886	$869	$1,839,755

Balance, December 25, 2016	119,127,269	$1,191	(1,000,000)	$(32,110)	$1,429,447	$601,049	$(51,569)	$1,948,008	$934	$1,948,942
Equity-based compensation plans	658,775	7			9,774			9,781		9,781
Dividends ($0.57 per share) (b)						(68,281)		(68,281)		(68,281)
Net earnings attributable to non-controlling interest								—	172	172
Comprehensive earnings						41,767	12,603	54,370	—	54,370
Balance, June 25, 2017	119,786,044	$1,198	(1,000,000)	$(32,110)	$1,439,221	$574,535	$(38,966)	$1,943,878	$1,106	$1,944,984

(a) $0.255 per share declared February 2016 and June 2016
(b) $0.285 per share declared February 2017 and June 2017

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

1. Summary of Business Activities
Business Overview
Pinnacle Foods Inc. ("Pinnacle" or the "Company") is a leading manufacturer, marketer and distributor of high quality, branded convenience food products, the products and operations of which are managed and reported in four operating segments: (i) Frozen, (ii) Grocery, (iii) Boulder and (iv) Specialty. During the fourth quarter of fiscal 2016, the Company reorganized its reporting structure in a manner that resulted in the above four reportable segments. Refer to Note 15, Segments, for additional information and selected financial information.

The Frozen segment is comprised of the retail businesses of the Company's frozen brands, including vegetables (Birds Eye), complete bagged meals (Birds Eye Voila! and Birds Eye Signature Skillets), full-calorie single-serve frozen dinners and entrées (Hungry-Man), prepared seafood (Van de Kamp's and Mrs. Paul's), frozen and refrigerated bagels (Lender's) and pizza for one (Celeste). The Frozen segment also includes all of the Company’s business in Canada, including those of the Garden Protein International and Boulder Brands acquisitions. The Grocery segment is comprised of the retail businesses of the Company's grocery brands, including cake/ brownie mixes and frostings (Duncan Hines), shelf-stable pickles (Vlasic), salad dressings (Wish-Bone, Western and Bernstein’s), table syrups (Log Cabin and Mrs. Butterworth's), refrigerated and shelf-stable spreads (Smart Balance), canned meat (Armour, Nalley and Brooks), pie and pastry fillings (Duncan Hines Comstock and Wilderness), and barbecue sauces (Open Pit). The Boulder segment is comprised of the retail businesses of the Company's health and wellness lifestyle brands including gluten-free products (Udi's and Glutino), natural frozen meal offerings (EVOL), plant-based refrigerated and shelf-stable spreads (Earth Balance) and plant-based protein frozen products (gardein). The Specialty Foods segment includes the Company’s snack products (Tim's Cascade and Snyder of Berlin) and all of its U.S. foodservice and private label businesses, including those of the Garden Protein International and Boulder Brands acquisitions.

History and Current Ownership
On April 2, 2007, the Company was acquired by, and became a wholly owned subsidiary of Peak Holdings LLC (“Peak Holdings”), an entity controlled by investment funds affiliated with The Blackstone Group L.P. (“Blackstone”). Blackstone owned, through Peak Holdings, approximately 98% of the common stock of the Company.

As of the launch of our initial public offering on April 3, 2013 (the “IPO”), we were controlled by Blackstone. Effective September 12, 2014, as a result of Blackstone’s reduced ownership in the Company, we no longer qualified as a “controlled company” under applicable New York Stock Exchange listing standards. On May 8, 2015, Blackstone sold their final 5,000,000 shares in an underwritten public offering. Upon completion of the offering, Blackstone no longer beneficially owned any of the Company's outstanding common stock and subsequently resigned from the Company's Board of Directors.

2. Interim Financial Statements

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of June 25, 2017, the results of operations for the three and six months ended June 25, 2017 and June 26, 2016, and the cash flows for the six months ended June 25, 2017 and June 26, 2016. The results of operations are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 25, 2016.

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

The Boulder Brands acquisition was financed through borrowings of $550.0 million in incremental term loans (the "Tranche I Term Loans") due 2023 (subsequently refinanced in February 2017 (Note 11)), $350.0 million of 5.875% Senior Notes (the "5.875% Senior Notes) due 2024 and $118.3 million of cash on hand, prior to transaction costs of $6.8 million and debt acquisition costs of $24.0 million in the six months ended June 26, 2016. Included in the acquisition costs of $6.8 million are $6.1 million of merger, acquisition and advisory fees and $0.7 million of other costs. The transaction costs are recorded in Other expense, net in the Consolidated Statements of Operations.

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

Amounts in millions:

Six months ended June 26, 2016 (unaudited)
Net sales	$1,528.2
Net earnings	$96.2

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

The Company’s financial assets and liabilities subject to recurring fair value measurements and the required disclosures are as follows:

	June 25, 2017	Fair Value Measurements Using Fair Value Hierarchy			December 25, 2016	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Interest rate derivatives	$2,275	$—	$2,275	$—	$—	$—	$—	$—
Foreign currency derivatives	249	—	249	—	86	—	86	—
Commodity derivatives	446	—	446	—	2,833	—	2,833	—
Total assets at fair value	$2,970	$—	$2,970	$—	$2,919	$—	$2,919	$—

Liabilities
Interest rate derivatives	$2,344	$—	$2,344	$—	$16,852	$—	$16,852	$—
Commodity derivatives	2,260	—	2,260	—	327	—	327	—
Total liabilities at fair value	$4,604	$—	$4,604	$—	$17,179	$—	$17,179	$—

The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk.

The valuations of these instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate, commodity, and foreign exchange forward curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of the authoritative guidance for fair value disclosure, the Company incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Other than the Tradename discussed below, the Company had no fair value measurements based upon significant unobservable inputs (Level 3) as of June 25, 2017 or December 25, 2016.

In addition to the instruments named above, the Company also makes fair value measurements in connection with its annual goodwill and tradename impairment testing. These measurements fall into Level 3 of the fair value hierarchy. As a result of the Aunt Jemima retail and foodservice frozen breakfast products exit (note 10), we anticipate having insignificant revenues from this brand going forward.  As the fair value of tradenames is determined using the relief from royalty method, derived from assumptions about future revenue, we have recorded impairment for the full carrying value of this tradename.  The aforementioned inputs are considered to be unobservable inputs, or level 3, in accordance with the fair value framework.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

5. Other Expense, net

Other Expense (Income), net

	Three months ended		Six months ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Other expense, net consists of:
Amortization of intangibles/other assets	$6,324	$4,309	$10,866	$8,356
Foreign exchange gains	(165)	(499)	(398)	(1,283)
Boulder Brands acquisition costs (Note 3)	—	—	—	6,781
Royalty income and other	(871)	(241)	(950)	(970)
Total other expense, net	$5,288	$3,569	$9,518	$12,884

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
Expense Information
The following table summarizes equity-based compensation expense which was allocated as follows:

	Three months ended		Six months ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Cost of products sold	$367	$211	$882	$904
Marketing and selling expenses	1,746	1,377	2,913	2,557
Administrative expenses (a)	3,247	(521)	5,554	1,413
Research and development expenses	187	155	307	257
Pre-tax equity-based compensation expense	5,547	1,222	9,656	5,131
Income tax benefit	(2,113)	(416)	(3,674)	(1,893)
Net equity-based compensation expense	$3,434	$806	$5,982	$3,238

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

(a) The departure of the Company's previous Chief Executive Officer ("CEO") in the second quarter of 2016 resulted in income being recognized due to the forfeiture of unvested awards.

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

During the second quarter of 2017, as part of our ongoing equity compensation program:

•	We granted 376,849 nonqualified stock options with grant date fair values of $12.46 and exercise prices of $57.87 using the BlackScholes pricing method to value the awards.

•	We granted 152,429 PSU's with grant date fair values of $67.04 using the Monte Carlo simulation model to value the awards.

•	We granted 147,892 RSU's with grant date fair values of $57.87, which was the closing price of our stock on the date of grant.

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings or loss for common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are calculated by dividing net earnings by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

	Three months ended		Six months ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Weighted-average common shares	118,114,090	116,657,004	117,868,921	116,387,240
Effect of dilutive securities:	1,492,739	1,108,926	1,600,267	1,302,162
Dilutive potential common shares	119,606,829	117,765,930	119,469,188	117,689,402

Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities. For the three and six months ended June 25, 2017, conversion of securities totaling 489,273 and 266,530, respectively, into common share equivalents were excluded from this calculation as their effect would have been anti-dilutive. For the three and six months ended June 26, 2016, conversion of securities totaling 748,900 and 562,674, respectively, into common share equivalents were excluded from this calculation as their effect would have been anti-dilutive.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

7. Accumulated Other Comprehensive Loss

The components of Accumulated other comprehensive loss consist of the following:

	Currency translation adjustments	Gains (Losses) on cash flow hedges	Change in pensions	Total
Balance, December 25, 2016	$(3,989)	$(8,234)	$(39,346)	$(51,569)
Other comprehensive (loss)/income before reclassification	1,765	(2,871)	—	(1,106)
Amounts reclassified from accumulated other comprehensive loss	—	13,352	357	13,709
Net current period other comprehensive (loss)/income	1,765	10,481	357	12,603
Balance, June 25, 2017	$(2,224)	$2,247	$(38,989)	$(38,966)

	Currency translation adjustments	Gains (Losses) on cash flow hedges	Change in pensions	Total
Balance, December 27, 2015	$(6,418)	$(9,232)	$(43,738)	$(59,388)
Other comprehensive loss before reclassification	5,566	(11,727)	—	(6,161)
Amounts reclassified from accumulated other comprehensive loss	—	2,229	383	2,612
Net current period other comprehensive (loss)/income	5,566	(9,498)	383	(3,549)
Balance, June 26, 2016	$(852)	$(18,730)	$(43,355)	$(62,937)

The following table presents amounts reclassified out of Accumulated Other Comprehensive Loss ("AOCL") and into Net earnings for the three and six months ended June 25, 2017 and June 26, 2016, respectively.

	Amounts Reclassified from AOCL
	Three months ended		Six months ended
Details about Accumulated Other Comprehensive Loss Components	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016		Reclassified from AOCL to:
Gains and (losses) on financial instrument contracts
Interest rate contracts	$122	$(2,206)	$(21,652)	$(3,671)		Interest expense
Foreign exchange contracts	156	(24)	55	55		Cost of products sold
Total pre-tax	278	(2,230)	(21,597)	(3,616)
Tax (expense) benefit	(106)	838	8,245	1,387		Provision for income taxes
Net of tax	172	(1,392)	(13,352)	(2,229)

Pension actuarial assumption adjustments
Amortization of actuarial loss	(309)	(309)	(578)	(617)	(a)	Cost of products sold
Tax benefit	119	117	221	234		Provision for income taxes
Net of tax	(190)	(192)	(357)	(383)
Net reclassifications into net earnings	$(18)	$(1,584)	$(13,709)	$(2,612)

(a) This is included in the computation of net periodic pension cost (see Note 12 for additional details).

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

	June 25, 2017	December 25, 2016
Customers	$278,143	$292,029
Allowances for cash discounts, bad debts and returns	(10,005)	(12,335)
Subtotal	268,138	279,694
Other receivables	9,840	9,888
Total	$277,978	$289,582

Inventories. Inventories are as follows:

	June 25, 2017	December 25, 2016
Raw materials	$114,373	$81,660
Work in progress (1)	28,084	55,068
Finished product	335,077	308,763
Total	$477,534	$445,491
(1) Work in progress is primarily agricultural inventory.

The Company has various purchase commitments for raw materials and certain finished products within the ordinary course of business. Such commitments are not at prices in excess of current market prices.

Other Current Assets. Other Current Assets are as follows:

	June 25, 2017	December 25, 2016
Prepaid expenses and other	$14,424	$9,911
Prepaid income taxes	8,728	776
Total	$23,152	$10,687

Plant Assets. Plant assets are as follows:

	June 25, 2017	December 25, 2016
Land	$14,948	$15,720
Buildings	295,646	272,510
Machinery and equipment	880,742	826,344
Projects in progress	56,495	100,168
Subtotal	1,247,831	1,214,742
Accumulated depreciation	(553,767)	(491,397)
Total	$694,064	$723,345

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Depreciation was $47.5 million and $70.0 million during the three and six months ended June 25, 2017, respectively, which included accelerated depreciation charges as described in Note 10. Depreciation was $22.4 million and $43.3 million during the three and six months ended June 26, 2016, respectively. As of June 25, 2017 and December 25, 2016, Plant Assets included assets under capital lease with a book value of $55.6 million and $38.1 million (net of accumulated depreciation of $16.6 million and $14.3 million), respectively.

Accrued Liabilities. Accrued liabilities are as follows:

	June 25, 2017	December 25, 2016
Employee compensation and benefits	$51,051	$65,402
Interest payable	16,567	23,854
Consumer coupons	6,411	5,048
Accrued restructuring charges (Note 10)	4,835	7,587
Accrued financial instrument contracts (Note 13)	1,800	4,940
Accrued broker commissions	6,854	7,982
Accrued income taxes	—	29,173
Other	22,693	22,755
Total	$110,211	$166,741
Other Long-Term Liabilities. Other long-term liabilities are as follows:

	June 25, 2017	December 25, 2016
Employee compensation and benefits	$13,244	$12,630
Long-term rent liability and deferred rent allowances	6,281	6,794
Liability for uncertain tax positions	9,304	9,786
Accrued financial instrument contracts (Note 13)	2,804	12,239
Other	5,256	6,080
Total	$36,889	$47,529

9. Goodwill, Tradenames and Other Assets
Goodwill
Goodwill by segment is as follows:

	Frozen	Grocery	Boulder	Specialty	Total
Balance, December 25, 2016	$750,019	$860,972	$364,883	$187,282	$2,163,156
Foreign currency adjustment	902	—		—	902
Balance, June 25, 2017	$750,921	$860,972	$364,883	$187,282	$2,164,058

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Tradenames
Tradenames by segment are as follows:

	Frozen	Grocery	Boulder	Specialty	Total
Balance, December 25, 2016	$790,738	$1,260,912	$442,808	$35,100	$2,529,558
Aunt Jemima impairment	(27,430)	—	—	—	(27,430)
Foreign currency adjustment	90	—	—	—	90
Balance, June 25, 2017	$763,398	$1,260,912	$442,808	$35,100	$2,502,218

The authoritative guidance for indefinite-lived assets provides that indefinite-lived assets will not be amortized, but will be tested for impairment on an annual basis or more often when events indicate. Upon completion of the annual testing in the third quarter of 2016, the Company recorded tradename impairments of $7.3 million on Celeste, $3.0 million on Aunt Jemima and $0.9 million on Snyder of Berlin. Celeste and Aunt Jemima are reported in the Frozen segment and Snyder of Berlin is reported in the Specialty segment. These charges were the result of the Company's reassessment of the long-term sales projections for the brands during our annual planning cycle which occurs during the third quarter each year. The total carrying value of the Celeste and Snyder of Berlin tradenames as of June 25, 2017 is $39.0 million.

As a result of the Aunt Jemima retail and foodservice frozen breakfast products exit in the second quarter of 2017, the company recorded a tradename impairment charge of $27.4 million on the related tradename, which resulted in a carrying value of $0. The charge is reported in the Frozen segment. See Note 10 for further details.

Other Assets

	June 25, 2017
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$51,481	$(46,203)	$5,278
Customer relationships - Distributors	34	176,368	(55,896)	120,472
Customer relationships - Food Service	10	11,400	(3,050)	8,350
Customer relationships - Private Label	7	1,290	(1,290)	—
Total amortizable intangibles		$240,539	$(106,439)	$134,100
Financial instruments (see Note 13)		18	—	18
Other (1)		30,948	(4,933)	26,015
Total other assets, net				$160,133
	Amortizable intangibles by segment
	Frozen			$40,310
	Grocery			48,381
	Boulder			34,389
	Specialty			11,020
				$134,100

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

	December 25, 2016
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$60,109	$(53,130)	$6,979
Customer relationships - Distributors	34	182,733	(54,678)	128,055
Customer relationships - Food Service	10	11,400	(2,155)	9,245
Customer relationships - Private Label	7	1,290	(611)	679
License	7	6,175	(6,175)	—
Total amortizable intangibles		$261,707	$(116,749)	$144,958
Financial instruments (see Note 13)		2,288	—	2,288
Other (1)		30,646	(4,821)	25,825
Total other assets, net				$173,071
	Amortizable intangibles by segment
	Frozen			$46,158
	Grocery			50,405
	Boulder (2)			35,710
	Specialty (2)			12,685
				$144,958

(1) As of June 25, 2017 and December 25, 2016, Other primarily consists of cost basis investments in companies in the natural and organic food and beverage industries acquired through the Boulder Brands acquisition as well as security deposits, supplemental savings plan investments and debt acquisition costs associated with the Company's revolving credit facility.
(2) The amounts previously reported as amortizable intangible assets as of December 25, 2016 have been revised in the table above to correct the allocation amongst the segments.  This resulted in the reclassification of approximately $9.2 million of amortizable intangible assets from the Boulder segment to the Specialty segment as of December 25, 2016.

Amortization of intangible assets was $6.3 million and $10.9 million for the three and six months ended June 25, 2017, respectively which included accelerated amortization charges as described in Note 10. Amortization of intangible assets was $4.3 million and $8.4 million for the three and six months ended June 26, 2016, respectively. Estimated amortization expense for each of the next five years and thereafter is as follows: remainder of 2017 - $5.2 million; 2018 - $9.3 million; 2019 - $8.6 million; 2020 - $7.9 million; 2021 - $6.6 million and thereafter - $96.7 million.

10. Restructuring Charges

Aunt Jemima retail and foodservice frozen breakfast products exit (the "Exit")

On May 8, 2017, in connection with the Company's ongoing portfolio strategic assessment and margin roadmap, it exited certain low-margin and non-strategic Aunt Jemima retail and foodservice frozen breakfast products following the Company's voluntary recall discussed in Note 14. This decision resulted in restructuring charges primarily related to accelerated depreciation, asset impairment, charges to adjust inventory to net realizable value, workforce reductions and other charges. These actions and the associated charges detailed below are substantially complete.

In the three and six months ended June 25, 2017, the Company recorded $64.2 million of charges related to the Exit which consisted of intangible asset impairment charges of $31.2 million, accelerated depreciation charges of $23.6 million, charges to adjust inventory to net realizable value of $4.6 million and employee termination costs of $1.5 million. In addition, the Company also recorded $3.3 million of contract termination and other fees during the same time period. The net impact on 2017 pre-tax earnings of $64.2 million is included in the various lines of the Consolidated Statement of Operations as follows: $33.0 million in Cost of products sold, $27.4 million of Tradename impairment charges and accelerated amortization charges of $3.8 million in Other

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

expense related to frozen breakfast products customer relationships. Of the total charges, $49.4 million is recorded in the Frozen segment and $14.8 million in the Specialty segment.

The following table summarizes charges accrued as of June 25, 2017 related to the Exit. These amounts are recorded in our Consolidated Balance Sheet in Accrued Liabilities.

	Balance			Balance
Description	December 25, 2016	Expense	Payments	June 25, 2017
Accrued restructuring charges	$—	$4,324	$(419)	$3,905

Boulder Brands Restructuring

As a result of the Boulder Brands acquisition, the Company incurred $6.1 million and $16.7 million of restructuring charges in the three and six months ended June 26, 2016, primarily related to employee termination and retention benefits. Charges incurred in the three and six months ended June 25, 2017 were immaterial.

The following table summarizes charges accrued as of June 25, 2017. These amounts are recorded in our Consolidated Balance Sheet in Accrued Liabilities.

	Balance			Balance
Description	December 25, 2016	Expense	Payments	June 25, 2017
Accrued restructuring charges	$7,587	$37	$(6,694)	$930

11. Debt and Interest Expense

	June 25, 2017	December 25, 2016
Short-term borrowings
- Notes payable	$1,783	$2,389
Total short-term borrowings	$1,783	$2,389
Long-term debt
- Tranche B Term Loans due 2024	$2,256,345	$—
- Tranche G Term Loans due 2020	—	1,409,625
- Tranche H Term Loans due 2020	—	509,250
- Tranche I Term Loans due 2023	—	545,875
- 4.875% Senior Notes due 2021	350,000	350,000
- 5.875% Senior Notes due 2024	350,000	350,000
- 3.0% Note payable to Gilster Mary Lee Corporation	3,242	5,176
- Unamortized discount on long term debt and deferred financing costs	(23,900)	(41,954)
- Capital lease obligations	41,060	36,325
	2,976,747	3,164,297
Less: current portion of long-term obligations	35,947	23,801
Total long-term debt	$2,940,800	$3,140,496

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Interest expense	Three months ended		Six months ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Interest expense	$27,612	$30,871	$56,495	$58,800
Amortization of debt acquisition costs and original issue discounts	1,017	2,411	2,597	4,657
Non-cash recognition of deferred costs related to refinancing	—	—	28,494	—
Settlement of hedges related to refinancing	—	—	20,722	—
Interest rate swap (gains)/losses	(122)	2,206	930	3,671
Total interest expense	$28,507	$35,488	$109,238	$67,128

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

In connection with the Refinancing, Pinnacle Foods Finance LLC incurred $12.9 million of debt acquisition costs and original issue discounts, which were recorded as a reduction of the carrying value of debt and are detailed below. Pinnacle Foods Finance LLC also incurred a non-cash charge of $28.5 million related to existing debt acquisition costs and original issue discounts.
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

The term loans under the Senior Secured Credit Facility amortize in quarterly installments of 0.25% of their aggregate funded total principal amount. The scheduled principal payments of the Tranche B Term Loans outstanding as of June 25, 2017 are $11.3 million in 2017, $22.6 million in 2018, $22.6 million in 2019, $22.6 million in 2020, $22.6 million in 2021, $22.6 million in 2022, $22.6 million in 2023 and $2,109.4 million thereafter.

Pursuant to the terms of the Senior Secured Credit Facility, Pinnacle Foods Finance LLC is required to maintain a ratio of Net First Lien Secured Debt to Adjusted EBITDA of no greater than 5.75 to 1.00. Net First Lien Secured Debt is defined as aggregate consolidated secured indebtedness, less the aggregate amount of all unrestricted cash and cash equivalents. In addition, under the Senior Secured Credit Facility and the indenture governing the Senior Notes, Pinnacle Foods Finance LLC's ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Senior Secured Leverage Ratio (which is currently the same as the ratio of Net First Lien Secured Debt to Adjusted EBITDA described above), in the case of the Senior Secured Credit Facility, or to the ratio of Adjusted EBITDA to fixed charges for the most recently concluded four consecutive fiscal quarters, in the case of the Senior Notes. The Senior Secured Credit Facility also permits restricted payments up to an aggregate amount of (together with certain other amounts) the greater of $75 million and 2% of Pinnacle Foods Finance LLC's consolidated total assets, so long as no default has occurred and is continuing and its pro forma Senior Secured Leverage Ratio would be no greater than 4.25 to 1.00. As of June 25, 2017, the Company is in compliance with all covenants and other obligations under the Senior Secured Credit Facility and the indenture governing the Senior Notes.
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

In addition, until January 15, 2019 for the 5.875% Senior Notes, Pinnacle Foods Finance LLC may redeem up to 35% of the aggregate principal amount of the 5.875% Senior Notes at a redemption price equal to 100% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, subject to the right of holders of the 5.875% Senior Notes of record on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds received by Pinnacle Foods Finance LLC from one or more equity offerings; provided that (i) at least 50% of the aggregate principal amount of the 5.875% Senior Notes originally issued under the indenture remains outstanding immediately after the occurrence of each such redemption and (ii) each such redemption occurs within 120 days of the date of closing of each such equity offering.

Debt acquisition costs and original issue discounts
As part of the Refinancing, debt acquisition costs and original issue discounts of $12.9 million were incurred and recorded as a reduction of the carrying value of debt during the six months ended June 25, 2017 while non-cash charges of $28.5 million related to existing debt acquisition costs and original issue discounts were recognized in the period.
All debt acquisition costs and original issue discounts are amortized into interest expense over the life of the related debt using the effective interest method. Amortization of these costs were $1.0 million and $2.5 million during the three and six months ended June 25, 2017. Amortization of these costs were $2.3 million and $4.4 million during the three and six months ended June 26, 2016.
The following summarizes debt acquisition cost and original issue discount activity during the six months ended June 25, 2017:

	Gross Carrying Amount	Accumulated Amortization	Net
Balance, December 25, 2016	$82,750	$(40,796)	$41,954
Additions	12,937	—	12,937
Amortization	—	(2,497)	(2,497)
Recognition of deferred costs related to the Refinancing	(65,998)	37,504	(28,494)
Balance, June 25, 2017	$29,689	$(5,789)	$23,900

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Estimated fair value
The estimated fair value of the Company’s long-term debt, including the current portion, as of June 25, 2017, is as follows:

	June 25, 2017
Issue	Face Value	Fair Value
Tranche B Term Loans	2,256,345	2,267,627
3.0% Note payable to Gilster Mary Lee Corporation	3,242	3,242
4.875% Senior Notes	350,000	356,125
5.875% Senior Notes	350,000	371,438
	$2,959,587	$2,998,432

The estimated fair value of the Company’s long-term debt, including the current portion, as of December 25, 2016, is as follows:

	December 25, 2016
Issue	Face Value	Fair Value
Tranche G Term Loans	$1,409,625	$1,423,721
Tranche H Term Loans	509,250	514,343
Tranche I Term Loans	545,875	554,745
3.0% Note payable to Gilster Mary Lee Corporation	5,176	5,176
4.875% Senior Notes	350,000	359,625
5.875% Senior Notes	350,000	369,250
	$3,169,926	$3,226,860

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
The following represents the components of net periodic (benefit) cost:

	Three months ended		Six months ended
Pension Benefits	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Interest cost	$1,993	$2,628	$3,985	$5,256
Expected return on assets	(2,753)	(2,838)	(5,507)	(5,675)
Amortization of actuarial loss	269	309	539	617
Net periodic (benefit)/cost	$(491)	$99	$(983)	$198

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

For the three and six months ended June 25, 2017, contributions to the UFCW Plan were $0.1 million and $0.3 million, respectively. For the three and six months ended June 26, 2016, contributions to the UFCW Plan were $0.2 million and $0.4 million, respectively. The contributions to this UFCW Plan are paid monthly based upon the number of employees. They represent less than 5% of the total contributions received by this UFCW Plan using available information during the most recent plan year.

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

13. Financial Instruments

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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three and six months ended June 25, 2017 and June 26, 2016, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
The Refinancing (Note 11) resulted in significant changes to the Company's debt obligations. For the interest rate swaps in place at the time that were scheduled to mature between April 2017 and April 2020, it became probable that the associated original forecasted transactions would not occur. As such, the Company discontinued hedge accounting, accelerated the reclassification of amounts in Accumulated other comprehensive loss ("AOCL") and settled the interest rate swaps with the various counter parties. In the first quarter of 2017, these accelerated amounts resulted in a $20.7 million charge to interest expense ($13.2 million, net of tax benefits). Subsequent to the Refinancing, the Company entered into new interest rate swap agreements with various financial institutions. As a result, $1.5 billion of debt is hedged in 2017 at a rate of 0.96%, $1.0 billion in 2018 at a rate of 1.48%, and $750 million in 2019 at a rate of 1.81%. In the second quarter of 2017, the Company entered into additional interest rate swap agreements and as a result an additional $250 million of debt is hedged in 2019 at a rate of 1.76%, $500 million in 2020 at 2.04% and $500 million in 2021 at a rate of 2.17%.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

As of June 25, 2017, the Company had the following interest rate swaps that were designated as cash flow hedges of interest rate risk:

Product	Number of Instruments	Current Notional Amount	Fixed Rate Range	Index	Trade Dates	Maturity Dates
Interest Rate Swaps	12	$1,500,000	0.96% - 02.17%	USD-LIBOR-BBA	Feb 2017 - May 2017	Jan 2018 - Feb 2022

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCL in the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in AOCL related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $1.9 million will be reclassified as a decrease to Interest expense.

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
As of June 25, 2017, the Company had the following foreign currency exchange contracts (in aggregate) that were designated as cash flow hedges of foreign exchange risk:

Product	Number of Instruments	Notional Sold in Aggregate in CAD	Notional Purchased in Aggregate in USD	USD to CAD Exchange Rates	Trade Date	Maturity Dates
CAD $ Contracts	6	$18,000	$13,841	1.299 - 1.302	Jan 2017	Jul 2017 - Dec 2017

The effective portion of changes in the fair value of derivatives designated that qualify as cash flow hedges of foreign exchange risk is recorded in AOCL in the Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portions of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, are recognized directly in Cost of products sold in the Consolidated Statements of Operations. During the next twelve months, the Company estimates that an additional $0.2 million will be reclassified as a decrease to Cost of Products Sold expense.
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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

As of June 25, 2017, the Company had the following derivative instruments that were not designated in qualifying hedging relationships:

Commodity Contracts	Number of Instruments	Notional Purchased in Aggregate	Price/Index	Trade Dates	Maturity Dates
Fuel Contracts	35	13,187,028 Gallons	1.25 - 1.75 per Gallon	Feb 2016 - Apr 2017	Jul 2017 - Dec 2018
Natural Gas Contracts	36	2,169,480 MMBTU's	2.81 - 3.49 per MMBTU	Oct 2016 - Mar 2017	Jul 2017 - Dec 2018

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Balance Sheets as of June 25, 2017 and December 25, 2016.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value as of June 25, 2017	Balance Sheet Location	Fair Value as of June 25, 2017
Derivatives designated as hedging instruments
Interest Rate Contracts	Other current assets	$2,275		$—
	Other assets, net	—	Other long-term liabilities	$2,344

Foreign Exchange Contracts	Other current assets	249		—
Total derivatives designated as hedging instruments		$2,524		$2,344
Derivatives not designated as hedging instruments
Commodity Contracts	Other current assets	$428	Accrued liabilities	$1,800
	Other assets, net	18	Other long-term liabilities	460
Total derivatives not designated as hedging instruments		$446		$2,260

	Balance Sheet Location	Fair Value as of December 25, 2016	Balance Sheet Location	Fair Value as of December 25, 2016
Derivatives designated as hedging instruments
Interest Rate Contracts		$—	Accrued liabilities	$4,613
		—	Other long-term liabilities	12,239
Foreign Exchange Contracts	Other current assets	$86		—
Total derivatives designated as hedging instruments		$86		$16,852
Derivatives not designated as hedging instruments
Commodity Contracts	Other current assets	$545	Accrued liabilities	$327
	Other assets, net	2,288		—
Total derivatives not designated as hedging instruments		$2,833		$327
The Company has elected not to offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of June 25, 2017 and December 25, 2016 would be adjusted as detailed in the following table:

	June 25, 2017			December 25, 2016
Derivative Instrument	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$2,970	(1,964)	$1,006	$2,919	(1,770)	$1,149

Total liability derivatives	$4,604	(1,964)	$2,640	$17,179	(1,770)	$15,409

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

The table below presents the effect of the Company’s derivative financial instruments in the Consolidated Statements of Operations and AOCL for the three and six months ended June 25, 2017 and June 26, 2016.

Tabular Disclosure of the Effect of Derivative Instruments

Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	Recognized in AOCL on Derivative (Effective Portion)	Effective portion reclassified from AOCL to:	Reclassified from AOCL into Earnings (Effective Portion)		Ineffective portion recognized in Earnings in:	Recognized in Earnings (Ineffective Portion)
Interest Rate Contracts	$(5,108)	Interest expense	$122		Interest expense	$—
Foreign Exchange Contracts	(39)	Cost of products sold	156		Cost of products sold	(4)
Three months ended June 25, 2017	$(5,147)		$278			$(4)

Interest Rate Contracts	$(4,869)	Interest expense	$(21,652)	(a)	Interest expense	$—
Foreign Exchange Contracts	217	Cost of products sold	55		Cost of products sold	2
Six months ended June 25, 2017	$(4,652)		$(21,597)			$2

Interest Rate Contracts	$(8,067)	Interest expense	$(2,206)		Interest expense	$—
Foreign Exchange Contracts	71	Cost of products sold	(24)		Cost of products sold	—
Three months ended June 26, 2016	$(7,996)		$(2,230)			$—

Interest Rate Contracts	$(18,761)	Interest expense	$(3,671)		Interest expense	$—
Foreign Exchange Contracts	(356)	Cost of products sold	55		Cost of products sold	(8)
Six months ended June 26, 2016	$(19,117)		$(3,616)			$(8)

Derivatives Not Designated as Hedging Instruments		Recognized in Earnings in:	Recognized in Earnings
Commodity Contracts		Cost of products sold	$(2,034)
Interest Rate Contracts		Interest expense	—
Three months ended June 25, 2017			$(2,034)

Commodity Contracts		Cost of products sold	$(4,003)
Interest Rate Contracts		Interest expense	20,723
Six months ended June 25, 2017			$16,720

Commodity Contracts		Cost of products sold	$1,165
Three months ended June 26, 2016			$1,165

Commodity Contracts		Cost of products sold	$1,848
Six months ended June 26, 2016			$1,848

(a) Includes $20.7 million of accelerated reclassifications out of AOCL, related to the Refinancing.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Credit risk-related contingent features
The Company has agreements with certain counterparties that contain a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of June 25, 2017, the Company has not posted any collateral related to these agreements. If the Company had breached this provision at June 25, 2017, it could have been required to settle its obligations under the agreements at their termination value, which differs from the recorded fair value. The table below summarizes the aggregate fair values of those derivatives that contain credit risk-related contingent features as of June 25, 2017 and December 25, 2016.
June 25, 2017

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$389	$49	$34	$404
	Commodity Contracts	171	—	—	171
Bank of America	Foreign Exchange Contracts	249	—	—	249
	Commodity Contracts	(941)	48	—	(893)
Credit Suisse	Interest Rate Contracts	410	55	34	431
Macquarie	Commodity Contracts	(1,100)	9	—	(1,091)
Goldman Sachs	Interest Rate Contracts	(1,336)	462	31	(905)
Total		$(2,158)	$623	$99	$(1,634)
December 25, 2016

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$(10,091)	$422	$(536)	$(9,133)
	Foreign Exchange Contracts	86	—	—	86
	Commodity Contracts	569	(2)	—	567
Bank of America	Interest Rate Contracts	(7,474)	481	—	(6,992)
	Commodity Contracts	790	—	—	790
Credit Suisse	Interest Rate Contracts	(1,141)	7	(407)	(727)
Macquarie	Commodity Contracts	1,149	—	—	1,149
Total		$(16,113)	$909	$(943)	$(14,260)

14. Commitments and Contingencies
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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Aunt Jemima retail and foodservice frozen breakfast products recall (the "Recall")

On May 5, 2017, the Company issued a voluntary recall for certain Aunt Jemima retail and foodservice frozen breakfast products due to potential bacterial contamination. The cost impact of the Recall for the three and six months ended June 25, 2017 is a charge to gross margin of $8.6 million, of which $7.1 million is recorded as a reduction of Net Sales related to customer returns with the remaining $1.5 million, relating to freight and disposal costs, charged directly to Cost of products sold. Of these costs, $5.2 million is reported in the Frozen segment, with an additional $3.4 million recorded in the Specialty segment. As of June 25, 2017, the reserve related to the Recall remaining on the Company's Consolidated Balance Sheets is $3.4 million in Accrued liabilities.

The Company has insurance coverage that it expects will cover a portion of the cost of the Recall. Any insurance proceeds will be recorded in the period they are received.

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

The Frozen segment is comprised of the retail businesses of the Company’s frozen brands, including vegetables (Birds Eye), complete bagged meals (Birds Eye Voila! and Birds Eye Signature Skillets), full-calorie single-serve frozen dinners and entrées (Hungry-Man), prepared seafood (Van de Kamp's and Mrs. Paul's), frozen and refrigerated bagels (Lender's) and pizza for one (Celeste). The Frozen segment also includes all of the Company’s business in Canada, including those of the Garden Protein International and Boulder Brands acquisitions.

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

	Three months ended		Six months ended
SEGMENT INFORMATION	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Net sales
Frozen	$295,893	$288,797	$616,835	$619,285
Grocery	276,057	281,005	535,407	531,918
Boulder	94,654	94,694	191,946	174,855
Specialty	78,004	91,885	166,494	184,578
Total	$744,608	$756,381	$1,510,682	$1,510,636
Earnings before interest and taxes
Frozen	$(12,260)	$45,753	$38,662	$97,092
Grocery	61,870	53,803	113,677	93,527
Boulder	12,249	5,809	18,921	1,285
Specialty	(10,648)	7,045	(1,760)	14,046
Unallocated corporate expenses	(7,191)	(4,624)	(14,272)	(17,883)
Total	$44,020	$107,786	$155,228	$188,067
Depreciation and amortization
Frozen	$38,625	$10,381	$49,194	$21,004
Grocery	7,824	8,401	15,900	16,167
Boulder	3,686	3,584	7,447	6,019
Specialty	3,676	4,388	8,358	8,482
Total	$53,811	$26,754	$80,899	$51,672
Capital expenditures (1)
Frozen	$8,275	$15,527	$21,593	$34,778
Grocery	6,214	8,738	13,744	19,247
Boulder	5,477	4,274	13,222	6,725
Specialty	4,275	2,303	9,747	4,023
Total	$24,241	$30,842	$58,306	$64,773

NET SALES BY PRODUCT TYPE
Net sales
Frozen	$391,929	$381,171	$799,789	$796,317
Shelf stable and meal enhancers	238,695	261,933	486,101	500,175
Desserts	77,389	75,980	154,635	144,764
Snacks	36,595	37,297	70,157	69,380
Total	$744,608	$756,381	$1,510,682	$1,510,636

GEOGRAPHIC INFORMATION
Net sales
United States	$729,927	$741,576	$1,484,514	$1,486,639
Canada	37,501	41,005	74,195	77,114
United Kingdom	—	3,217	—	5,689
Intercompany	(22,820)	(29,417)	(48,027)	(58,806)
Total	$744,608	$756,381	$1,510,682	$1,510,636

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

(1)	Includes new capital leases.

SEGMENT INFORMATION	June 25, 2017	December 25, 2016
Total assets
Frozen	$2,307,136	$2,430,782
Grocery	2,747,154	2,833,186
Boulder (2)	978,334	1,013,059
Specialty (2)	367,586	400,521
Corporate	29,796	10,418
Total	$6,430,006	$6,687,966
GEOGRAPHIC INFORMATION
Plant assets
United States	$663,153	$690,515
Canada	30,911	31,399
United Kingdom	—	1,431
Total	$694,064	$723,345

(2)	The amounts previously reported as of December 25, 2016 have be revised in the table above to reflect the correction disclosed in Note 9.

16. (Benefit) Provision for Income Taxes

The (benefit) provision for income taxes and related effective tax rates for the three and six months ended June 25, 2017 and June 26, 2016, respectively, were as follows:

	Three months ended		Six months ended
(Benefit) provision for income taxes	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Current	$7,746	$20,066	$10,031	$31,396
Deferred	(10,838)	6,476	(5,780)	19,027
Total	$(3,092)	$26,542	$4,251	$50,423

Effective tax rate	(19.9)%	36.7%	9.2%	41.7%

Income taxes are accounted for in accordance with the authoritative guidance for accounting for income taxes under which deferred tax assets and liabilities are determined based on the difference between their financial statement basis and tax basis, using enacted tax rates in effect for the year in which the differences are expected to reverse. In the first quarter of 2017 we retrospectively adopted the guidance of ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” and in connection, are presenting all deferred tax asset and liability balances as non-current on our consolidated balance sheet for the six months ended June 25, 2017 and the year ended December 25, 2016 in this filing.

Our effective income tax rate for the three and six months ended June 25, 2017 decreased by 56.6% and 32.5% respectively, primarily due to excess tax benefits of 40.6% and 21.9%, respectively, from share based payment transactions being recorded as an item of continuing operations in accordance with ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” effective for our 2017 fiscal year (Note 17). Our rate for these periods also reflects a benefit of 15.5% and 5.2% respectively, from an enacted state income tax law change. Additionally, in connection with our acquisition of Boulder, our rate for the six months ended June 26, 2016 was increased by approximately 5.0% due to the tax effect of certain non-deductible acquisition costs

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

and compensation payments, a charge for an increase to our non-current state deferred income tax liability balance and a valuation allowance recorded on our foreign tax credit carryforward.

The Company regularly evaluates its deferred tax assets for future realization.  A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized.  Changes in valuation allowances from period to period are included in the Company's tax provision in the period of change. For the six months ended June 26, 2016, as noted above, a valuation allowance was recorded on our foreign tax credit carryforward in connection with the Boulder Brands acquisition. There was no significant movement in our valuation allowances during the three and six months ended June 25, 2017 and June 26, 2016.

The Company is a loss corporation as defined by Internal Revenue Code (“the Code”) Section 382. Section 382 places an annual limitation on our ability to use our federal net operating loss (“NOL”) carryovers and other attributes to reduce future taxable income. As of June 25, 2017, we have federal NOL carryovers of $425.5 million subject to an annual limitation of $17.1 million. As a result, $237.2 million of the carryovers exceed the estimated available Section 382 limitation. The Company has reduced its deferred tax assets for this limitation.

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

17. Recently Issued Accounting Pronouncements

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

•
We recognized discrete tax benefits of $10.1 million in the income taxes line item of our consolidated income statement for the six months ended June 25, 2017 related to excess tax benefits upon vesting or settlement in that period.

•
We elected to adopt the cash flow presentation of the excess tax benefits prospectively, commencing with our cash flow statement for the six months ended June 25, 2017, where these benefits are classified along with other income tax cash flows as an operating activity.

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

•	We excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the six months ended June 25, 2017.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, guidance based on the principle that revenue is recognized in an amount expected to be collected and to which the entity expects to be entitled in exchange for the transfer of goods or services. In August 2015, the FASB deferred the effective date by one year while providing the option to early adopt the standard on the original effective date. Accordingly, the Company will adopt the standard in fiscal year 2018. The guidance can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of the new guidance. Based on the assessment to date, we do not expect this adoption to have a material effect on our consolidated financial statements, other than the changes in the required disclosures.

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

In March 2017, the FASB issued ASU 2017-07, "Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost". ASU 2017-07 requires the service cost component of net periodic benefit cost be presented in the same income statement line item as other employee compensation costs arising from services rendered during the period and other components of the net periodic benefit cost be presented separately from the line item that includes the service cost and outside of any subtotal of operating income. For public entities, the amendments in ASU 2017-07 are effective for interim and annual reporting periods beginning after December 15, 2017.The Company is currently evaluating the impact of adopting this guidance.

In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting". ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in the update are effective for all annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoptions is permitted, including adoption in any interim period for which financial statements have not yet been issued. The amendments will be applied prospectively to an award modified on or after the adoption date. The Company is in process of evaluating the guidance.

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
The following condensed consolidating financial information presents:

(1)	(a) Condensed consolidating balance sheets as of June 25, 2017 and December 25, 2016.
(b) The related condensed consolidating statements of operations and comprehensive earnings for the Company, Pinnacle Foods Finance LLC, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Three months ended June 25, 2017; and
ii. Three months ended June 26, 2016.

(c) The related condensed consolidating statements of cash flows for the Company, Pinnacle Foods Finance LLC, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Six months ended ended June 25, 2017; and
ii. Six months ended ended June 26, 2016.

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Balance Sheet June 25, 2017

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$—	$121,370	$9,499	$—	$130,869
Accounts receivable, net	—	—	269,254	8,724	—	277,978
Intercompany accounts receivable	97,109	—	1,085,304	—	(1,182,413)	—
Inventories, net	—	—	461,119	16,415	—	477,534
Other current assets		2,952	17,711	2,489	—	23,152
Deferred tax assets	—	—	—	—	—	—
Total current assets	97,109	2,952	1,954,758	37,127	(1,182,413)	909,533
Plant assets, net	—	—	663,152	30,912	—	694,064
Investment in subsidiaries	1,882,191	2,615,127	33,816	—	(4,531,134)	—
Intercompany note receivable	—	3,011,127	45,079	9,800	(3,066,006)	—
Tradenames	—	—	2,497,771	4,447	—	2,502,218
Other assets, net	—	741	148,854	10,538	—	160,133
Deferred tax assets	—	354,426	—	—	(354,426)	—
Goodwill	—	—	2,105,077	58,981	—	2,164,058
Total assets	$1,979,300	$5,984,373	$7,448,507	$151,805	$(9,133,979)	$6,430,006
Current liabilities:
Short-term borrowings	$—	$—	$1,783	$—	$—	$1,783
Current portion of long-term obligations	—	22,620	13,312	15	—	35,947
Accounts payable	—	—	305,310	7,114	—	312,424
Intercompany accounts payable	—	1,148,510	—	33,903	(1,182,413)	—
Accrued trade marketing expense	—	—	30,748	2,513	—	33,261
Accrued liabilities	178	18,330	89,240	2,463	—	110,211
Dividends payable	35,244	—	—	—	—	35,244
Total current liabilities	35,422	1,189,460	440,393	46,008	(1,182,413)	528,870
Long-term debt	—	2,909,918	30,598	284	—	2,940,800
Intercompany note payable	—	—	3,001,226	64,780	(3,066,006)	—
Pension and other postretirement benefits	—	—	54,608	—	—	54,608
Other long-term liabilities	—	2,804	30,833	3,252	—	36,889
Deferred tax liabilities	—	—	1,275,722	2,559	(354,426)	923,855
Total liabilities	35,422	4,102,182	4,833,380	116,883	(4,602,845)	4,485,022
Commitments and contingencies (Note 14)
Shareholders' equity:
Pinnacle common stock	1,198	—	—	—	—	1,198
Additional paid-in-capital	1,439,221	1,440,418	1,362,345	32,771	(2,835,534)	1,439,221
Retained earnings	574,535	480,739	1,286,234	5,096	(1,772,069)	574,535
Accumulated other comprehensive loss	(38,966)	(38,966)	(33,452)	(4,051)	76,469	(38,966)
Capital stock in treasury, at cost	(32,110)	—	—	—	—	(32,110)
Total Pinnacle Foods Inc. and Subsidiaries stockholders' equity	1,943,878	1,882,191	2,615,127	33,816	(4,531,134)	1,943,878
Non-controlling interest	—	—	—	1,106	—	1,106
Total Equity	1,943,878	1,882,191	2,615,127	34,922	(4,531,134)	1,944,984
Total liabilities and equity	$1,979,300	$5,984,373	$7,448,507	$151,805	$(9,133,979)	$6,430,006

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
Commitments and contingencies (Note 14)
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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings For the three months ended June 25, 2017

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$729,927	$37,501	$(22,820)	$744,608
Cost of products sold	—	—	570,724	31,803	(22,337)	580,190
Gross profit	—	—	159,203	5,698	(483)	164,418

Marketing and selling expenses	—	—	48,485	985	—	49,470
Administrative expenses	—	—	32,319	1,311	—	33,630
Research and development expenses	—	—	4,441	139	—	4,580
Tradename impairment charges	—	—	27,430	—	—	27,430
Intercompany royalties	—	—	(166)	166	—	—
Intercompany management fees	—	—	—	391	(391)	—
Intercompany technical service fees	—	—	—	92	(92)	—
Other (income) expense, net	—	(164)	6,026	(574)	—	5,288
Equity in (earnings) loss of investees	(18,669)	(23,402)	(2,472)	—	44,543	—
	(18,669)	(23,566)	116,063	2,510	44,060	120,398
Earnings before interest and taxes	18,669	23,566	43,140	3,188	(44,543)	44,020
Intercompany interest (income) expense	—	(19,624)	19,416	208	—	—
Interest expense	—	27,772	722	13	—	28,507
Interest income	—	—	10	3	—	13
Earnings before income taxes	18,669	15,418	23,012	2,970	(44,543)	15,526
(Benefit) provision for income taxes	—	(3,251)	(390)	549	—	(3,092)
Net earnings	18,669	18,669	23,402	2,421	(44,543)	18,618
Less: Net loss attributable to non-controlling interest	—	—	—	(51)	—	(51)
Net earnings attributable to Pinnacle Foods, Inc. and Subsidiaries common stockholders	$18,669	$18,669	$23,402	$2,472	$(44,543)	$18,669

Total comprehensive earnings	16,165	16,165	24,101	2,928	(43,245)	16,114
Less: Comprehensive loss attributable to non-controlling interest	—	—	—	(51)	—	(51)
Comprehensive earnings attributable to Pinnacle Foods, Inc. and Subsidiaries	$16,165	$16,165	$24,101	$2,979	$(43,245)	$16,165

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings For the three months ended June 26, 2016

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$741,576	$44,222	$(29,417)	$756,381
Cost of products sold	—		525,536	38,072	(28,419)	535,189
Gross profit	—	—	216,040	6,150	(998)	221,192

Marketing and selling expenses	—	—	59,356	1,680	—	61,036
Administrative expenses	—	—	41,281	2,422	—	43,703
Research and development expenses	—	—	4,967	131	—	5,098
Intercompany royalties	—	—	(48)	155	(107)	—
Intercompany technical service fees	—	—	—	643	(643)	—
Termination fee received, net of costs, associated with the Hillshire merger agreement	—	—	—	248	(248)	—
Other (income) expense, net		(499)	3,967	101	—	3,569
Equity in (earnings) loss of investees	(45,784)	(52,539)	(683)	—	99,006	—
	(45,784)	(53,038)	108,840	5,380	98,008	113,406
Earnings before interest and taxes	45,784	53,038	107,200	770	(99,006)	107,786
Intercompany interest (income) expense	—	(23,434)	23,650	(216)	—	—
Interest expense	—	34,987	491	10	—	35,488
Interest income	—	—	13	14	—	27
Earnings before income taxes	45,784	41,485	83,072	990	(99,006)	72,325
(Benefit) provision for income taxes	—	(4,299)	30,533	308	—	26,542
Net earnings	45,784	45,784	52,539	682	(99,006)	45,783
Less: Net earnings attributable to non-controlling interest	—	—	—	(1)	—	(1)
Net earnings attributable to Pinnacle Foods, Inc. and Subsidiaries common stockholders	$45,784	$45,784	$52,539	$683	$(99,006)	$45,784

Total comprehensive earnings	42,611	42,611	52,952	903	(96,467)	42,610
Less: Comprehensive (loss) attributable to non-controlling interest	—	—	—	(1)	—	(1)
Comprehensive earnings attributable to Pinnacle Foods, Inc. and Subsidiaries	$42,611	$42,611	$52,952	$904	$(96,467)	$42,611

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings For the six months ended June 25, 2017

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$1,484,514	$74,195	$(48,027)	$1,510,682
Cost of products sold	—	—	1,116,445	65,659	(46,904)	1,135,200
Gross profit	—	—	368,069	8,536	(1,123)	375,482

Marketing and selling expenses	—	—	103,188	1,876	—	105,064
Administrative expenses	—	—	66,704	2,937	—	69,641
Research and development expenses	—	—	8,278	323	—	8,601
Tradename impairment charges	—	—	27,430	—	—	27,430
Intercompany royalties	—	—	(354)	354	—	—
Intercompany management fees	—	—	—	782	(782)	—
Intercompany technical service fees	—	—	—	341	(341)	—
Other (income) expense, net	—	(397)	10,046	(131)	—	9,518
Equity in (earnings) loss of investees	(41,595)	(81,579)	(1,120)	—	124,294	—
	(41,595)	(81,976)	214,172	6,482	123,171	220,254
Earnings before interest and taxes	41,595	81,976	153,897	2,054	(124,294)	155,228
Intercompany interest (income) expense	—	(41,929)	41,503	426	—	—
Interest expense	—	107,942	1,273	23	—	109,238
Interest income	—	—	20	8	—	28
Earnings before income taxes	41,595	15,963	111,141	1,613	(124,294)	46,018
(Benefit) provision for income taxes	—	(25,632)	29,562	321	—	4,251
Net earnings	41,595	41,595	81,579	1,292	(124,294)	41,767
Less: Net earnings attributable to non-controlling interest	—	—	—	172	—	172
Net earnings attributable to Pinnacle Foods, Inc. and Subsidiaries common stockholders	$41,595	$41,595	$81,579	$1,120	$(124,294)	$41,595

Total comprehensive earnings	54,198	54,198	83,782	3,174	(140,982)	54,370
Less: Comprehensive earnings attributable to non-controlling interest	—	—	—	172		172
Comprehensive earnings attributable to Pinnacle Foods, Inc. and Subsidiaries	$54,198	$54,198	$83,782	$3,002	$(140,982)	$54,198

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings For the six months ended June 26, 2016

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$1,486,639	$82,803	$(58,806)	$1,510,636
Cost of products sold	—	—	1,073,951	73,981	(57,055)	1,090,877
Gross profit	—	—	412,688	8,822	(1,751)	419,759

Marketing and selling expenses	—	—	116,893	3,041	—	119,934
Administrative expenses	—	—	85,073	4,518	—	89,591
Research and development expenses	—	—	8,903	380	—	9,283
Intercompany royalties			(304)	483	(179)	—
Intercompany management fees	—	—	—	1,074	(1,074)	—
Intercompany technical service fees	—	—	—	498	(498)	—
Other (income) expense, net	—	(1,283)	14,035	132	—	12,884
Equity in (earnings) loss of investees	(70,620)	(78,657)	1,665	—	147,612	—
	(70,620)	(79,940)	226,265	10,126	145,861	231,692
Earnings before interest and taxes	70,620	79,940	186,423	(1,304)	(147,612)	188,067
Intercompany interest (income) expense	—	(51,692)	51,582	110	—	—
Interest expense	—	66,127	979	22	—	67,128
Interest income	—	—	71	33	—	104
Earnings (loss) before income taxes	70,620	65,505	133,933	(1,403)	(147,612)	121,043
(Benefit) provision for income taxes	—	(5,115)	55,276	262	—	50,423
Net earnings (loss)	70,620	70,620	78,657	(1,665)	(147,612)	70,620
Less: Net earnings (loss) attributable to non-controlling interest	—	—	—	—	—	—
Net earnings (loss) attributable to Pinnacle Foods, Inc. and Subsidiaries common stockholders	$70,620	$70,620	$78,657	$(1,665)	$(147,612)	$70,620

Total comprehensive earnings	67,071	67,071	84,338	3,634	(155,043)	67,071
Less: Comprehensive earnings attributable to non-controlling interest	—	—	—	—	—	—
Comprehensive earnings attributable to Pinnacle Foods, Inc. and Subsidiaries	$67,071	$67,071	$84,338	$3,634	$(155,043)	$67,071

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Cash Flows For the six months ended June 25, 2017
	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$(18,025)	$138,670	$(297)	$—	$120,348
Cash flows from investing activities
Intercompany accounts receivable/payable	—	248,150	2,571	—	(250,721)	—
Investment in Subsidiary	67,287	58,504	—	—	(125,791)	—
Capital expenditures			(48,271)	(1,084)	—	(49,355)
Sale of plant assets	—	—	517	1,430	—	1,947
Net cash (used in) provided by investing activities	67,287	306,654	(45,183)	346	(376,512)	(47,408)
Cash flows from financing activities
Net proceeds from issuance of common stock	9,051	—	—	—	—	9,051
Taxes paid related to net share settlement of equity awards	(8,926)	—	—	—		(8,926)
Dividends paid	(67,412)	—	—	—		(67,412)
Proceeds from bank term loans	—	2,262,000	—	—		2,262,000
Repayments of long-term obligations	—	(2,470,405)	(1,915)	—		(2,472,320)
Proceeds from short-term borrowing	—	—	1,634	—		1,634
Repayments of short-term borrowing	—	—	(2,240)	—		(2,240)
Intercompany accounts receivable/payable	—	—	(248,150)	(2,571)	250,721	—
Return of capital	—	(67,287)	(58,504)	—	125,791	—
Repayment of capital lease obligations	—	—	(4,180)	(36)		(4,216)
Debt acquisition costs	—	(12,937)	—	—		(12,937)
Net cash (used in) provided by financing activities	(67,287)	(288,629)	(313,355)	(2,607)	376,512	(295,366)
Effect of exchange rate changes on cash				219		219
Net change in cash and cash equivalents	—	—	(219,868)	(2,339)	—	(222,207)
Cash and cash equivalents - beginning of period	—	—	341,238	11,838	—	353,076
Cash and cash equivalents - end of period	$—	$—	$121,370	$9,499	$—	$130,869

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Cash Flows For the six months ended June 26, 2016

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(6,369)	$11,481	$139,564	$20,427	$—	$165,103
Cash flows from investing activities
Payments for business acquisitions	—	—	(985,365)	—	—	(985,365)
Intercompany accounts receivable/payable	—	7,832	13,588	—	(21,420)	—
Intercompany loans	—	(880,122)	—	—	880,122	—
Investment in subsidiaries	44,905	33,726	—	—	(78,631)	—
Capital expenditures	—	—	(57,086)	(3,101)	—	(60,187)
Net cash (used in) provided by investing activities	44,905	(838,564)	(1,028,863)	(3,101)	780,071	(1,045,552)
Cash flows from financing activities
Net proceeds from the issuance of common stock	15,642	—	—	—	—	15,642
Excess tax benefits on stock-based compensation	6,369	—	—	—	—	6,369
Taxes paid related to net share settlement of equity awards	(1,087)	—	—	—	—	(1,087)
Dividends paid	(59,460)	—	—	—	—	(59,460)
Proceeds from bond offering	—	350,000	—	—	—	350,000
Proceeds from bank term loan	—	547,250	—	—	—	547,250
Repayments of long-term obligations	—	(4,000)	(2,478)	—	—	(6,478)
Proceeds from short-term borrowing	—	—	1,604	—	—	1,604
Repayments of short-term borrowing	—	—	(2,060)	—	—	(2,060)
Intercompany accounts receivable/payable	—	—	(7,832)	(13,588)	21,420	—
Return of capital	—	(44,905)	(33,726)	—	78,631	—
Intercompany loans	—	—	880,122	—	(880,122)	—
Repayment of capital lease obligations	—	—	(1,567)	(7)	—	(1,574)
Debt acquisition costs	—	(21,262)	—	—	—	(21,262)
Net cash (used in) provided by financing activities	(38,536)	827,083	834,063	(13,595)	(780,071)	828,944
Effect of exchange rate changes on cash	—	—	—	300	—	300
Net change in cash and cash equivalents	—	—	(55,236)	4,031	—	(51,205)
Cash and cash equivalents - beginning of period	—	—	177,669	2,880	—	180,549
Cash and cash equivalents - end of period	$—	$—	$122,433	$6,911	$—	$129,344

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

The Frozen segment is comprised of the retail businesses of the Company’s frozen brands, including vegetables (Birds Eye), complete bagged meals (Birds Eye Voila! and Birds Eye Signature Skillets), full-calorie single-serve frozen dinners and entrées (Hungry-Man), prepared seafood (Van de Kamp's and Mrs. Paul's), frozen and refrigerated bagels (Lender's) and pizza for one (Celeste). The Frozen segment also includes all of the Company’s business in Canada, including those of the Garden Protein International and Boulder Brands acquisitions.

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
Other Factors
Other factors that have influenced our results of operations and may do so in the future include:

•
Interest Expense. As a result of our previous acquisitions and the recent Boulder Brands acquisition, we have significant indebtedness. However, our February 3, 2017 Refinancing and principle pay-down has significantly reduced our expected future interest expense. See Note 11 to the Consolidated Financial Statements for further details. Although we expect to continue to reduce our leverage over time, we expect interest expense to continue to be a significant component of our expenses.

•
Cash Taxes. We have significant tax-deductible intangible asset amortization and federal and state NOLs, which resulted in federal and state cash tax savings through 2016. We expect continued amortization and utilization of our NOLs will generate additional cash tax savings in 2017 and thereafter.

•
In October 2016, we voluntarily ceased production at our private label gluten-free bakery operation, which is based in the United Kingdom. For the three and six months ended June 26, 2016, net sales were $3.2 million and $5.7 million, respectively and the business incurred a loss before interest, taxes, depreciation and amortization of $1.8 million and $2.6 million, respectively.

•
In May 2017, the Company issued a voluntary recall for certain Aunt Jemima retail and foodservice frozen breakfast products. The cost impact of this recall for the three and six months ended June 25, 2017 is $8.6 million, of which $7.1 million is recorded as a reduction of Net Sales with the remainder in Cost of products sold. As of June 25, 2017, the reserve related to the recall remaining on the Company's Consolidated Balance Sheets is $3.4 in Accrued liabilities.

•
In the three and six months ended June 25, 2017, the Company recorded $64.2 million of charges related to the Exit which consisted of intangible asset impairment charges of $31.2 million, accelerated depreciation charges of $23.6 million, charges to adjust inventory to net realizable value of $4.6 million, $3.3 million of contract termination and other fees in addition to employee termination costs of $1.5 million.

•
In addition, the Company recorded approximately $6 million of other charges, primarily consisting of additional costs incurred at the Jackson manufacturing facility. For the second half of 2017 we expect to incur an additional approximately $5 million of such costs, primarily in the third quarter.

•
In the three and six months ended June 25, 2017, the Company recorded approximately $5 million of costs related to implementing prevention-based processes and procedures across our manufacturing network, including improving  assets and strengthening capabilities and systems. For the second half of 2017 we expect to incur an additional approximately $5 million of such costs, primarily in the third quarter.

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

Results of Operations:
Consolidated Statements of Operations
The following tables set forth our statement of operations data expressed in dollars and as a percentage of net sales.

	Three months ended				Six months ended
	June 25, 2017		June 26, 2016		June 25, 2017		June 26, 2016
Net sales	$744.6	100.0%	$756.4	100.0%	$1,510.7	100.0%	$1,510.6	100.0%
Cost of products sold	580.2	77.9%	535.2	70.8%	1,135.2	75.1%	1,090.9	72.2%
Gross profit	164.4	22.1%	221.2	29.2%	375.5	24.9%	419.8	27.8%

Marketing and selling expenses	$49.5	6.6%	$61.0	8.1%	$105.1	7.0%	$119.9	7.9%
Administrative expenses	33.6	4.5%	43.7	5.8%	69.6	4.6%	89.6	5.9%
Research and development expenses	4.6	0.6%	5.1	0.7%	8.6	0.6%	9.3	0.6%
Tradename impairment charges	27.4	3.7%	—	—%	27.4	1.8%	—	—%
Other expense (income), net	5.3	0.7%	3.6	0.5%	9.5	0.6%	12.9	0.9%
	$120.4	16.2%	$113.4	15.0%	$220.3	14.6%	$231.7	15.3%
Earnings before interest and taxes	$44.0	5.9%	$107.8	14.3%	$155.2	10.3%	$188.1	12.5%

	Three months ended		Six months ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Net sales
Frozen	$295.9	$288.8	$616.8	$619.3
Grocery	276.1	281.0	535.4	531.9
Boulder	94.7	94.7	191.9	174.9
Specialty	78.0	91.9	166.5	184.6
Total	$744.6	$756.4	$1,510.7	$1,510.6

Earnings (loss) before interest and taxes
Frozen	$(12.3)	$45.8	$38.7	$97.1
Grocery	61.9	53.8	113.7	93.5
Boulder	12.2	5.8	18.9	1.3
Specialty	(10.6)	7.0	(1.8)	14.0
Unallocated corporate expense	(7.2)	(4.6)	(14.3)	(17.9)
Total	$44.0	$107.8	$155.2	$188.1

Depreciation and amortization
Frozen	$38.6	$10.4	$49.2	$21.0
Grocery	7.8	8.4	15.9	16.2
Boulder	3.7	3.6	7.4	6.0
Specialty	3.7	4.4	8.4	8.5
Total	$53.8	$26.8	$80.9	$51.7

Three months ended June 25, 2017 compared to the three months ended June 26, 2016
Net sales
Net sales for the three months ended June 25, 2017 declined $11.8 million, or 1.6%, versus year-ago to $744.6 million, driven by a 2.6% decline resulting from the Recall (as defined in Note 14) and the subsequent Exit (as defined in Note 10) and lower net price realization of 1.3%, partially due to higher new product introductory costs in the period. The wind-down of the Boulder Brands United Kingdom operations and SKU rationalization program, both implemented in the second half of 2016, contributed to the decline by 0.9%. The SKU rationalization program consisted of the discontinuation of certain lower margin Boulder products as part of the overall acquisition integration. Also impacting the period was unfavorable foreign currency translation of 0.1%. Partially offsetting these declines was favorable volume/mix of 3.3%, which is inclusive of the favorable impact of Easter occurring in the second quarter of 2017 compared to the first quarter of 2016. In an industry generally marked by low growth and a challenging environment to fully pass on price increases, we continue to outpace the performance of our composite categories, with market share growth of 0.7 percentage points in the second quarter of 2017.
Frozen Segment:
Net sales in the three months ended June 25, 2017 increased $7.1 million, or 2.5%, versus year-ago to $295.9 million, reflecting a 9.2% increase from volume/mix, partially offset by a 4.0% decline resulting from the aforementioned Recall and subsequent Exit, lower net price realization of 2.4%, and unfavorable foreign currency translation of 0.3%. The increase from volume/mix is primarily attributable to continued strong sales in the Birds-Eye franchise, which included the benefit of the Easter timing. Also benefiting the period was the launch of five new innovation platforms, namely Birds Eye Veggie Made Pasta, Birds Eye Veggie Made Mashed, Birds Eye Superfoods Blends, Birds Eye Organic and Disney-themed Birds Eye Voila!. Partially offsetting these increases were lower net sales from our Canadian business.
Grocery Segment:
Net sales in the three months ended June 25, 2017 were $276.1 million, a decrease of $4.9 million, or 1.8% versus year-ago, reflected by lower net price realization of 2.1%, including higher new product introductory costs, partially offset by higher volume/mix of 0.3%. The period benefited from higher net sales of Duncan Hines baking products following the launch of our new Perfect Size for 1 products, an ultra convenient, single-serve baking solution made with real, simple ingredients that are baked in a mug, in the microwave, in one minute. More than offsetting this increase were lower net sales of our Vlasic pickles and Wish-Bone dressings driven by a highly competitive environment.
Boulder Segment:
Net sales in the three months ended June 25, 2017 was $94.7 million, flat versus year-ago reflecting a 4.9% increase from volume/mix and favorable net price realization of 2.8%. Offsetting these gains was a 3.4% decline resulting from the wind-down of the Boulder Brands United Kingdom operations and a 4.3% impact from the SKU rationalization program. During the period we realized double digit growth from our gardein, Earth Balance and Evol products resulting from strong distribution gains, partially offset by lower sales of our Udi's products due, in part, to the SKU rationalization program.
Specialty Segment:
Net sales in the three months ended June 25, 2017 were $78.0 million, a decline of $13.9 million, or 15.1% versus year-ago, reflecting an 8.9% decline from the aforementioned Recall and subsequent Exit as well as lower volume/mix of 6.8%, primarily driven by the decision to exit the gardein private label business earlier in the year and lower foodservice sales. Partially offsetting these losses was higher net price realization of 0.6%.
Gross profit
Gross profit for the three months ended June 25, 2017 was $164.4 million, or 22.1% of net sales, compared to $221.2 million, or 29.2% of net sales, in the comparable prior year period. Excluding items affecting comparability, Adjusted Gross Profit declined 6.8% to $203.8 million and Adjusted Gross Profit as a Percentage of Sales decreased approximately 150 basis points to 27.4%. See Adjusted Gross Profit reconciliation later in the document for further details.
The following table outlines the factors resulting in the year-on-year change in gross profit and gross margin percentage in the three months ended June 25, 2017.

	$ (in millions)	% of net sales
Productivity	$21.0	2.8%
Aunt Jemima retail and foodservice frozen breakfast products exit (a)	(40.5)	(4.9)
Aunt Jemima retail and foodservice frozen breakfast products recall	(8.6)	(1.0)
Strategic manufacturing investments (b)	(4.7)	(0.6)
Inflation	(13.0)	(1.7)
Lower net price realization, including slotting	(7.9)	(0.7)
Higher mark to market losses on financial instruments	(5.9)	(0.8)
Unfavorable product mix	(5.1)	(0.4)
Higher acquisition integration charges	(3.0)	(0.4)
Higher depreciation expense	(1.7)	(0.2)
Foreign Exchange Losses	(0.2)	—
Other (c)	5.8	0.8
Subtotal	$(63.8)	(7.1)%
Higher sales volume	7.0
Total	$(56.8)

(a) Consists of $33.0 million of charges related to the Exit (Note 10) as well as $7.5 million of other charges, primarily consisting of additional costs incurred at the Jackson manufacturing facility as well as the impact to gross margin from lower sales resulting from the impact of the Exit.
(b) Consists primarily of costs related to implementing prevention-based processes and procedures across our manufacturing network, including improving  assets and strengthening capabilities and systems.
(c) Consists primarily of lower finished product and packaging obsolescence in the current quarter as compared to the prior year period.

Marketing and selling expenses
Marketing and selling expenses decreased 18.9% to $49.5 million, or 6.6% of net sales, for the three months ended June 25, 2017, compared to $61.0 million, or 8.1% of net sales for the prior year period. The decrease was primarily driven by favorable timing of consumer marketing spend, and recoveries of previously incurred marketing costs.
Administrative expenses
Administrative expenses were $33.6 million, or 4.5% of net sales, for the three months ended June 25, 2017, compared to $43.7 million, or 5.8% of net sales, for the comparable prior year period. The decrease was primarily driven by synergies realized as part of the Boulder Brands acquisition integration partially offset by higher equity based compensation expense driven by the change in CEO in the prior year period.

Research and development expenses
Research and development expenses were $4.6 million, or 0.6% of net sales, for the three months ended June 25, 2017 compared to $5.1 million, or 0.7% of net sales, for the prior year period.

Tradename impairment charges
For the three months ended June 25, 2017, the Company recorded a tradename impairment charge of $27.4 million on Aunt Jemima. See Note 9 for further details.

Other income and expense

	Three months ended
	June 25, 2017	June 26, 2016
Other expense, net consists of:
Amortization of intangibles/other assets	$6.3	$4.3
Foreign exchange gains	(0.2)	(0.5)
Royalty income and other	(0.9)	(0.2)
Total other expense, net	$5.3	$3.6

Foreign exchange gains. Represents foreign exchange gains from intra-entity loans resulting from the November 2014 Garden Protein acquisition that are anticipated to be settled in the foreseeable future.

Earnings before interest and taxes

Earnings before interest and taxes decreased $63.8 million, or 59.2%, to $44.0 million, primarily resulting from lower gross profit, which included the unfavorable impact of items affecting comparability, which totaled $70.2 million and $7.0 million in the three months ended June 25, 2017 and June 26, 2016, respectively in addition to the impact of the Recall. The variance in items affecting comparability primarily resulted from certain costs associated with the Exit which included intangible asset impairments, accelerated depreciation, charges to inventory to net realizable value, employee termination costs, contract termination costs and other charges. These unfavorable impacts were partially offset by lower marketing and selling and administrative expenses. Excluding items affecting comparability, Adjusted Earnings Before Interest and Taxes decreased $0.6 million, or 0.5%, to $114.2 million.

Frozen Segment:
Losses before interest and taxes for the three months ended June 25, 2017 were $12.3 million, compared to earnings before interest and taxes of $45.8 million in the year-ago period, reflecting lower gross profit which included the impact of the Recall and the unfavorable impact of items affecting comparability, primarily costs associated with the Exit as well as higher unrealized mark-to-market losses on financial instruments and input cost inflation. Partially offsetting these items was strong productivity, the benefit of the net sales growth and lower consumer marketing expense. Excluding items affecting comparability, Adjusted Earnings Before Interest and Taxes decreased 14.4% to $38.1 million.

Grocery Segment:
Earnings before interest and taxes for the three months ended June 25, 2017 were $61.9 million, an increase of 15.0%, or $8.1 million, as compared to the year-ago period, primarily reflecting strong productivity, synergies realized as part of the Boulder Brands acquisition integration and lower consumer marketing expense. These positive drivers were partially offset by the lower sales volume and input cost inflation. Excluding items affecting comparability, Adjusted Earnings Before Interest and Taxes increased 13.8% to $63.1 million.

Boulder Segment:
Earnings before interest and taxes for the three months ended June 25, 2017 were $12.2 million, an increase of 110.9% or $6.4 million, as compared to $5.8 million in the year-ago period, largely reflecting synergies realized as part of the acquisition, productivity and lower consumer marketing expense partially offset by input cost inflation. Excluding items affecting comparability, Adjusted Earnings Before Interest and Taxes increased 30.3% to $15.8 million.

Specialty Segment:
Losses before interest and taxes for the three months ended June 25, 2017 were $10.6 million, compared to earnings before interest and taxes of $7.0 million during the year-ago period, reflecting the negative impact of items affecting comparability, primarily costs associated with the Exit as well as the decline in net sales, which included the impact of the Recall. Excluding items affecting comparability, Adjusted Earnings Before Interest and Taxes decreased 39.5%, to $4.4 million.

Unallocated corporate expense:
Unallocated corporate expense for the three months ended June 25, 2017 was $7.2 million, an increase of $2.6 million, as compared to the year-ago period primarily reflecting higher equity based compensation expense driven by the change in CEO in the prior year period.

Interest expense, net

Net interest expense decreased 19.6%, or $7.0 million, to $28.5 million in the three months ended June 25, 2017, compared to $35.5 million in the three months ended June 26, 2016. The decrease primarily resulted from the impact of the first quarter 2017 Refinancing which lowered outstanding debt balances and interest rates on our Term Loans. Also impacting the period was lower interest rate swap losses described below.

We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed-rate debt. Any gains or losses realized on the interest rate swap agreements, excluding the AOCL portion, are recorded as an adjustment to interest expense. Included in net interest expense was the impact from interest rate swap agreements of $0.1 million of gains and losses of $2.2 million for the second quarter of 2017 and 2016, respectively.

Provision for income taxes

The effective tax rate was (19.9)% for the three months ended June 25, 2017 compared to 36.7% for the three months ended June 26, 2016.

Our effective rate for the three months ended June 25, 2017 decreased by 56.6% primarily due to excess tax benefits of 40.6% from share based payment transactions being recorded as an item of continuing operations in accordance with ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” effective for our 2017 fiscal year (Note 17). Our rate for this period also reflects a benefit of 15.5% from an enacted state income tax law change.

The Company is a loss corporation as defined by Section 382 of the Code. Section 382 places an annual limitation on our ability to use our NOL carryovers and other attributes to reduce future taxable income. As of June 25, 2017, we have federal NOL carryovers of $425.5 million subject to an annual limitation of $17.1 million. As a result, $237.2 million of the carryovers exceed the estimated available Section 382 limitation. The Company has reduced its deferred tax assets for this limitation.

We have significant tax-deductible intangible asset amortization and federal and state NOLs, which resulted in federal and state cash tax savings through 2016. We expect continued amortization and utilization of our NOLs will generate additional cash tax savings in 2017 and thereafter.

Six months ended June 25, 2017 compared to the six months ended June 26, 2016
Net sales
Net sales for the six months ended June 25, 2017 was $1,510.7 million, flat versus year-ago, reflecting a $22.0 million, or 1.5%, increase from the additional three weeks of consolidated results of the Boulder Brands acquisition in the current period compared to the prior year and a 0.6% increase from volume/mix. These increases were offset by a 1.3% decrease from the impact of the Recall and the subsequent Exit, lower net price realization of 0.4% and a 0.4% decline resulting from the wind-down of Boulder Brands United Kingdom operations. In an industry generally marked by low growth and a challenging environment to fully pass on price increases, we continue to outpace the performance of our composite categories, with market share growth in the six months of 0.7 percentage points.
Frozen Segment:
Net sales in the six months ended June 25, 2017 decreased $2.5 million, or 0.4%, versus year-ago to $616.8 million, reflecting a 1.9% decline resulting from the aforementioned Recall and subsequent Exit and lower net price realization of 0.7%. These declines were partially offset by a 2.0% increase from volume/mix and a 0.2% increase from the benefit of the Boulder Brands acquisition. During the period we realized continued strong sales from the Birds Eye franchise, which was more than offset by the impacts of the aforementioned Recall and exit as well as lower net sales of our Canadian and Seafood businesses.
Grocery Segment:
Net sales in the six months ended June 25, 2017 were $535.4 million, an increase of $3.5 million, or 0.7% versus year-ago, reflecting a 1.1% increase from volume/mix and a 0.9% benefit from the Boulder Brands acquisition, partially offset by lower net price realization of 1.3%. Growth in the period was driven by higher sales of Duncan Hines baking products, which included the launch of eighteen varieties of our innovative new Perfect Size for 1, and Armour canned meat. Partially offsetting these increases were lower sales of Vlasic pickles and Wish-Bone dressings driven by a highly competitive environment.
Boulder Segment:
Net sales in the six months ended June 25, 2017 increased $17.1 million, or 9.8%, versus year-ago to $191.9 million reflecting a 8.7% benefit from the Boulder Brands acquisition, a higher net price realization of 3.2% and a 6.2% increase from volume/mix. Partially offsetting these gains was a 3.2% decline resulting from the wind-down of the Boulder Brands United Kingdom operations and a 5.1% impact from the SKU rationalization program. During the period we realized double digit growth from our gardein, Earth Balance and Evol products resulting from strong distribution gains
Specialty Segment:
Net sales in the six months ended June 25, 2017 were $166.5 million, a decline of $18.1 million, or 9.8% versus year-ago, reflecting a 5.6% decrease from volume/mix, driven by the decision to exit the gardein private label business earlier in the year and lower foodservice sales, a 4.4% decline resulting from the Recall and subsequent Exit, and lower net price realization of 0.2%. Partially offsetting these declines was a 0.4% benefit from the Boulder Brands acquisition.
Gross profit
Gross profit for the six months ended June 25, 2017 was $375.5 million, or 24.9% of net sales, compared to $419.8 million, or 27.8% of net sales, in the comparable prior year period. Excluding items affecting comparability, Adjusted Gross Profit declined 0.5% to $422.1 million and Adjusted Gross Profit as a Percentage of Sales decreased approximately 20 basis points to 27.9%. See Adjusted Gross Profit reconciliation later in the document for further details.
The following table outlines the factors resulting in the year-on-year change in gross profit and gross margin percentage in the six months ended June 25, 2017.

	$ (in millions)	% of net sales
Productivity	$43.0	2.8%
Effects of adjustments related to the application of purchase accounting (a)	10.4	0.7
Aunt Jemima retail and foodservice frozen breakfast products exit (b)	(40.5)	(2.4)
Aunt Jemima retail and foodservice frozen breakfast products recall	(8.6)	(0.5)
Strategic manufacturing investments (c)	(4.7)	(0.3)
Inflation	(28.0)	(1.9)
Higher mark to market losses on financial instruments	(11.8)	(0.8)
Higher acquisition integration charges	(7.4)	(0.5)
Unfavorable product mix	(6.4)	(0.2)
Higher depreciation expense	(3.3)	(0.2)
Lower net price realization, including slotting	(3.1)	(0.1)
Foreign Exchange Losses	(0.2)	—
Other (d)	5.5	0.5
Subtotal	$(55.1)	(2.9)%
Higher sales volume	10.8
Total	$(44.3)

(a) Represents expense recorded in 2016 related to the write-up to fair market value of inventories acquired as a result of the Boulder Brands acquisition.
(b) Consists of $33.0 million of charges related to the Exit (Note 10) as well as $7.5 million of other charges, primarily consisting of additional costs incurred at the Jackson manufacturing facility as well as the impact to gross margin from lower sales resulting from the impact of the Exit.
(c) Consists primarily of costs related to implementing prevention-based processes and procedures across our manufacturing network, including improving  assets and strengthening capabilities and systems.
(d) Consists primarily of lower finished product and packaging obsolescence in the current quarter as compared to the prior year period.

Marketing and selling expenses
Marketing and selling expenses decreased 12.4% to $105.1 million, or 7.0% of net sales, for the six months ended June 25, 2017, compared to $119.9 million, or 7.9% of net sales for the prior year period. The decrease was primarily driven by favorable timing of consumer marketing spend, and recoveries of previously incurred marketing costs.
Administrative expenses
Administrative expenses were $69.6 million, or 4.6% of net sales, for the six months ended June 25, 2017, compared to $89.6 million, or 5.9% of net sales, for the comparable prior year period. The decrease was primarily driven by synergies realized as part of the Boulder Brands acquisition integration partially offset by higher equity based compensation expense driven by the change in CEO in the prior year period.

Research and development expenses
Research and development expenses were $8.6 million, or 0.6% of net sales, for the six months ended June 25, 2017 compared to $9.3 million, or 0.6% of net sales, for the prior year period.

Tradename impairment charges
For the six months ended June 25, 2017, the Company recorded a tradename impairment charge of $27.4 million on Aunt Jemima. See Note 9 for further details.

Other income and expense

	Six months ended
	June 25, 2017	June 26, 2016
Other expense, net consists of:
Amortization of intangibles/other assets	$10.9	$8.4
Foreign exchange gains	(0.4)	(1.3)
Boulder Brands acquisition costs	—	6.8
Royalty income and other	(1.0)	(1.0)
Total other expense, net	$9.5	$12.9

Foreign exchange gains. Represents foreign exchange gains from intra-entity loans resulting from the November 2014 Garden Protein acquisition that are anticipated to be settled in the foreseeable future.

Earnings before interest and taxes

Earnings before interest and taxes decreased $32.8 million, or 17.5%, to $155.2 million, primarily driven by lower gross profit and the unfavorable impact of items affecting comparability partially offset by lower marketing and selling and administrative expenses. Items affecting comparability totaled $79.4 million and $33.5 million in the six months ended June 25, 2017 and June 26, 2016, respectively. For the six months ended June 25, 2017, these items primarily resulted from certain costs associated with the Exit. For the six months ended June 26, 2016, these items primarily resulted from expenses related to the Boulder Brands acquisition. Excluding items affecting comparability, Adjusted Earnings Before Interest and Taxes increased $13.1 million, or 5.9%, to $234.7 million.

Frozen Segment:
Earnings before interest and taxes for the six months ended June 25, 2017 were $38.7 million, a decrease of 60.2%, or $58.4 million, as compared with the year-ago period, reflecting the unfavorable impact of items affecting comparability, primarily costs associated with the Exit, as well as higher unrealized mark-to-market losses on financial instruments. Also impacting the period was the Recall and input cost inflation. Partially offsetting these items was strong productivity and lower consumer marketing expense. Excluding items affecting comparability, Adjusted Earnings Before Interest and Taxes decreased 4.7% to $89.9 million.

Grocery Segment:
Earnings before interest and taxes for the six months ended June 25, 2017 were $113.7 million, an increase of 21.5%, or $20.2 million, as compared to the year-ago period, reflecting strong productivity, synergies realized as part of the Boulder Brands acquisition and the lower consumer marketing expense. Partially offsetting these items were higher unrealized mark-to-market losses on financial instruments as well as input cost inflation. Excluding items affecting comparability, Adjusted Earnings Before Interest and Taxes increased 14.1% to $115.8 million.

Boulder Segment:
Earnings before interest and taxes for the six months ended June 25, 2017 were $18.9 million, an increase of $17.6 million, as compared to the year-ago period, reflecting the favorable impact of items affecting comparability, largely related to the Boulder Brands acquisition, as well as net sales growth, synergies realized and productivity. Partially offsetting these factors was input cost inflation. Excluding items affecting comparability, Adjusted Earnings Before Interest and Taxes increased 36.0% to $29.0 million.

Specialty Segment:
Losses before interest and taxes for the six months ended June 25, 2017 were $1.8 million, compared to earnings before interest and taxes of $14.0 million the year-ago period, reflecting the decline in net sales, which included the impact of the Recall and the negative impact of items affecting comparability, primarily costs associated with the Exit. Excluding items affecting comparability, Adjusted Earnings Before Interest and Taxes decreased 7.8%, to $14.2 million.

Unallocated corporate expense:
Unallocated corporate expense for the six months ended June 25, 2017 was $14.3 million, a decrease of $3.6 million, as compared to the year-ago period primarily reflecting the impact of $6.8 million of Boulder Brands acquisition costs in the prior year period.

Interest expense, net

Net interest expense increased 62.9%, or $42.2 million, to $109.2 million in the six months ended June 25, 2017, compared to $67.0 million in the six months ended June 26, 2016. Included in net interest expense in the six months is $49.5 million of charges related to the Refinancing (Note 11). These charges consisted of a $28.5 million non-cash charge from deferred financing costs and original issue discount and a $20.7 million cash charge resulting from the de-designation and early settlement of interest rate swaps. Excluding these charges, net interest expense in the six months ended June 25, 2017 decreased 10.7% to $59.8 million, driven by the impact of the first quarter 2017 Refinancing which lowered outstanding debt balances and interest rates on our Term Loans. Also impacting the period was lower interest rate swap losses described below.

We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed-rate debt. Any gains or losses realized on the interest rate swap agreements, excluding the AOCL portion, are recorded as an adjustment to interest expense. Included in net interest expense was $0.9 million and $3.7 million for the six months of 2017 and 2016, respectively, recorded from losses on interest rate swap agreements.

Provision for income taxes

The effective tax rate was 9.2% for the six months ended June 25, 2017 compared to 41.7% for the six months ended June 26, 2016.

Our effective rate for the six months ended June 25, 2017 decreased by 32.5 percentage points primarily due to excess tax benefits of 21.9% from share-based payment transactions being recorded as an item of continuing operations in accordance with ASU 2016-09, “Improvements to Employee Share Based Payment Accounting” effective for our 2017 fiscal year (Note 17). Our rate also reflects a benefit of 5.2% from an enacted state income tax law change.

In connection with our acquisition of Boulder Brands, our income tax rate for the six months ended June 26, 2016 includes the tax effect associated with incurring certain non-deductible acquisition costs and compensation payments of 0.6%, a charge for an increase in our non-current state deferred income tax liability balance of 3.1% and a charge related to the tax effect of foreign operations of 1.3%, principally attributable to a valuation allowance on our foreign tax credit carryforward. Our rate also reflects a benefit of 1.8% from the domestic production activities deduction.

The Company is a loss corporation as defined by Section 382 of the Code. Section 382 places an annual limitation on our ability to use our NOL carryovers and other attributes to reduce future taxable income. As of June 25, 2017, we have federal NOL carryovers of $425.5 million subject to an annual limitation of $17.1 million. As a result, $237.2 million of the carryovers exceed the estimated avail able Section 382 limitation. The Company has reduced its deferred tax assets for this limitation.

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
Statements of cash flows for the six months ended June 25, 2017 compared to the six months ended June 26, 2016
For the six months ended June 25, 2017, net cash flow decreased $222.2 million compared to a decrease in net cash flow of $51.2 million for the six months ended June 26, 2016.

Net cash provided by operating activities was $120.3 million for the six months ended June 25, 2017, and was the result of net earnings, excluding non-cash charges and credits, of $207.4 million and an increase in working capital of $87.0 million. The increase in working capital was primarily the result of a $54.0 million decrease in accrued liabilities, primarily attributable to lower tax and interest accruals, a $20.7 million payment for the early settlement of interest rate hedges as a result of the Refinancing, a $31.7 million increase in inventories driven by inventory builds due to innovation and growth in the Birds-Eye franchise, partially offset by the Exit, a $17.7 million decrease in accrued trade marketing expense driven by accelerated funding of marketing programs compared to prior years and a $10.0 million increase in other current assets primarily from higher prepaid tax balances. These were partially offset by a $35.4 million increase in accounts payable resulting from seasonality and timing of disbursements as well as a $11.8 million decrease in accounts receivable primarily driven by timing in sales.

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

Net cash used in investing activities was $47.4 million, for the six months ended June 25, 2017 and included $49.4 million for capital expenditures as well as $1.9 million in proceeds from the sale of plant assets.

Net cash used in investing activities was $1,045.6 million, for the six months ended June 26, 2016 and included $985.4 million for the acquisition of Boulder as well as $60.2 million for capital expenditures.

Net cash used by financing activities was impacted by our Refinancing, which is explained in greater detail in Note 11 to the Consolidated Financial Statements. Net cash used by financing activities for the six months ended June 25, 2017 was $295.4 million and consisted of $2,472.3 million of Term Loan repayments, $67.4 million of dividends paid, $12.9 million of debt acquisition costs, $4.8 million of net cash outflows for capital leases and notes payable activity partially offset by $2,262.0 million of net proceeds from our new Tranche B Term Loans and $0.1 million of net cash inflows related to our equity based compensation plans.

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

Debt

For more information on our debt, see Note 11 of the Consolidated Financial Statements "Debt and Interest Expense".

Covenant Compliance

The following is a discussion of the financial covenants contained in our debt agreements. See section below for detailed calculation.
Third Amended and Restated Credit Agreement

As discussed in more detail in Note 11 to the Financial Statements, on February 3, 2017, the Company entered into an amendment to its Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”) in order to (1) refinance all of the Company’s outstanding term loans with a new seven-year term loan in an aggregate principal amount of $2,262.0 million (the “New Term Loans”), (2) replace the Company’s existing $150.0 million revolving credit facility with a new five-year $225.0 million revolving credit facility (the “New Revolving Credit Facility and, collectively with the New Term Loans, the “New Credit Facilities”) and (3) amend and restate the Amended Credit Agreement in its entirety to make certain other amendments and modifications (as so amended and restated, the “Third Amended and Restated Credit Agreement”).

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
In addition, under the Third Amended and Restated Credit Agreement and the indenture governing the Senior Notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Senior Secured Leverage Ratio (which is currently the same as the ratio of Net First Lien Secured Debt to Covenant Compliance EBITDA described above), in the case of the Third Amended and Restated Credit Agreement, or to the ratio of Covenant Compliance EBITDA to fixed charges for the most recently concluded four consecutive fiscal quarters, in the case of the Senior Notes. We believe that these covenants are material terms of these agreements and that information about the covenants is material to an investor's understanding our financial performance. As of June 25, 2017, we were in compliance with all covenants and other obligations under the Third Amended and Restated Credit Agreement and the indentures governing the Senior Notes.
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
The following table provides a reconciliation from our net earnings to EBITDA, Adjusted EBITDA and Covenant Compliance EBITDA for the three and six months ended June 25, 2017 and June 26, 2016, and the fiscal year ended December 25, 2016. The terms and related calculations are defined in the Third Amended and Restated Credit Agreement and the indentures governing the Senior Notes.

(thousands of dollars)	Three months ended		Six months ended		Fiscal Year Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016	December 25, 2016
Net earnings	$18,618	$45,783	$41,767	$70,620	$211,117
Interest expense, net	28,494	35,461	109,210	67,024	139,098
Income tax (benefit) expense	(3,092)	26,542	4,251	50,423	129,430
Depreciation and amortization expense	53,811	26,754	80,899	51,672	105,772
EBITDA	$97,831	$134,540	$236,127	$239,739	$585,417
Non-cash items (a)	33,896	(4,100)	35,658	1,606	12,850
Acquisition, merger and other restructuring charges (b)	8,915	11,108	15,742	31,887	46,100
Adjusted EBITDA	$140,642	$141,548	$287,527	$273,232	$644,367
Wish-Bone, Garden Protein and Boulder Brands acquisition adjustments (1)	(5,886)	(2,168)	16,029	28,055	23,120
Non-cash equity-based compensation charges (2)	5,547	1,222	9,656	5,131	14,016
Covenant Compliance EBITDA	$140,303	$140,602	$313,212	$306,418	$681,503
Last twelve months Covenant Compliance EBITDA			$688,297

(1)
For the three and six months ended June 25, 2017, represents net cost savings projected to be realized from acquisition synergies from the Boulder Brands and Garden Protein acquisitions, calculated consistent with the definition of Covenant Compliance EBITDA. For the three and six months ended June 26, 2016 and fiscal 2016, represents proforma additional EBITDA from Boulder Brands for the period prior to the acquisition and net cost savings projected to be realized from acquisition synergies from the Boulder Brands, Garden Protein and Wish-Bone acquisitions, calculated consistent with the definition of Covenant Compliance EBITDA.

(2)	Represents non-cash compensation charges related to the granting of equity awards that occur in the normal course of business.

(a)	Non-cash items are comprised of the following:

(thousands of dollars)	Three months ended		Six months ended		Fiscal Year Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016	December 25, 2016
Unrealized losses (gains) resulting from hedging activities (1)	$2,324	$(3,601)	$4,319	$(7,493)	$(12,511)
Effects of adjustments related to the application of purchase accounting (2)	—	—	—	10,382	10,382
Tradename impairment charges (3)	27,430	—	27,430	—	11,200
Foreign exchange gains (4)	(165)	(499)	(398)	(1,283)	(486)
Wind down of Boulder Brands UK operations (5)	(771)	—	(771)	—	4,265
Aunt Jemima and other frozen breakfast products exit (6)	5,078	—	5,078	—	—
Total non-cash items	$33,896	$(4,100)	$35,658	$1,606	$12,850
 _________________

(1)	Represents non-cash gains and losses resulting from mark-to-market obligations under derivative contracts.

(2)	Represents expense related to the write-up to fair market value of inventories acquired as a result of the Boulder Brands acquisition.

(3)
For the three and six months ended June 25, 2017, represents tradename impairment on Aunt Jemima. For fiscal 2016, represents tradename impairment on Celeste ($7.3 million), Aunt Jemima ($3.0 million) and Snyder of Berlin ($0.9 million).

(4)	Represents foreign exchange gains resulting from intra-entity loans that are anticipated to be settled in the foreseeable future.

(5)	Represents adjustments resulting from the voluntary wind-down of the Boulder Brands private-label gluten-free bakery operation which is based in the United Kingdom.

(6)	Primarily represents charges to adjust inventory to net realizable value resulting from the exit of the business.

(b)	Acquisition, merger and other restructuring charges are comprised of the following:

(thousands of dollars)	Three months ended		Six months ended		Fiscal Year Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016	December 25, 2016
Expenses in connection with an acquisition or other non-recurring merger costs (1)	$—	$—	$—	$6,781	$6,781
Restructuring charges, integration costs and other business optimization expenses (2)	4,591	11,108	10,441	25,106	39,079
Employee severance (3)	—	—	977	—	240
Aunt Jemima and other frozen breakfast products exit (4)	4,324	—	4,324	—	—
Total acquisition, merger and other restructuring charges	$8,915	$11,108	$15,742	$31,887	$46,100
_________________

(1)	Represents Boulder Brands acquisition costs.

(2)	Primarily represents integration costs of the Garden Protein and Boulder Brands acquisitions.

(3)	Represents severance costs for terminated employees not related to business acquisitions.

(4)	Primarily represents employee termination costs and contract termination fees resulting from the exit of the business.
_________________
Our covenant requirements and actual ratios for the twelve months ended June 25, 2017 are as follows:

	Covenant Requirement	Actual Ratio
Third Amended and Restated Credit Agreement
Net First Lien Leverage Ratio (1)	5.75 to 1.00	3.15
Senior Notes (2)
Minimum Covenant Compliance EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions (3)	2.00 to 1.00	5.56
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

Pinnacle Foods Inc.
Reconciliation of Non-GAAP measures (Unaudited)
Adjusted Gross Profit and Adjusted Gross Profit as a % of sales
(thousands)

	Three months ended		Six months ended		Fiscal Year Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016	December 25, 2016
Gross profit	$164,418	$221,192	$375,482	$419,759	$916,074
Accelerated depreciation expense - Aunt Jemima and other frozen breakfast products exit	23,602	—	23,602	—	—
Non-cash items (a)	7,402	(3,601)	9,397	2,889	(2,129)
Acquisition, merger and other restructuring charges (b)	8,345	972	13,631	1,608	7,121
Adjusted Gross Profit	$203,767	$218,563	$422,112	$424,256	$921,066

Adjusted Gross Profit as a % of sales	27.4%	28.9%	27.9%	28.1%	29.4%

(a)	Non-cash items are comprised of the following:

(thousands of dollars)	Three months ended		Six months ended		Fiscal Year Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016	December 25, 2016
Unrealized losses (gains) resulting from hedging activities (1)	$2,324	$(3,601)	$4,319	$(7,493)	$(12,511)
Effects of adjustments related to the application of purchase accounting (2)	—	—	—	10,382	10,382
Aunt Jemima and other frozen breakfast products exit (3)	5,078	—	5,078	—	—
Non-cash items	$7,402	$(3,601)	$9,397	$2,889	$(2,129)

 _________________

(1)	Represents non-cash gains and losses resulting from mark-to-market obligations under derivative contracts.

(2)	Represents expense related to the write-up to fair market value of inventories acquired as a result of the Boulder Brands acquisition.

(3)	Primarily represents charges to adjust inventory to net realizable value resulting from the exit of the business.

(b)	Acquisition, merger and other restructuring charges are comprised of the following:

(thousands of dollars)	Three months ended		Six months ended		Fiscal Year Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016	December 25, 2016
Restructuring charges, integration costs and other business optimization expenses (1)	4,021	972	$9,037	$1,608	7,121
Employee severance and recruiting (2)	—	—	270	—	—
Aunt Jemima and other frozen breakfast products exit (3)	4,324	$—	4,324	$—	$—
Total acquisition, merger and other restructuring charges	$8,345	$972	$13,631	$1,608	$7,121

 _________________

(1)	Primarily represents integration costs of the Garden Protein and Boulder Brands acquisitions.

(2)	Represents severance costs for terminated employees not related to business acquisitions.

(3)	Primarily represents employee termination costs and contract termination fees resulting from the exit of the business.

Pinnacle Foods Inc. and Subsidiaries
Reconciliation of Non-GAAP measures (Unaudited)
Adjusted EBIT (1)
(thousands)

	Three months ended		Six months ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Net earnings (as reported)	$18,618	$45,783	$41,767	$70,620
Interest expense, net	28,494	35,461	109,210	67,024
(Benefit) provision for income taxes	(3,092)	26,542	4,251	50,423
Earnings before interest and taxes (as reported)	44,020	107,786	155,228	188,067
Accelerated depreciation expense - Aunt Jemima and other frozen breakfast products exit	23,602	—	23,602	—
Accelerated amortization expense - Aunt Jemima and other frozen breakfast products exit	3,783	—	3,783	—
Accelerated amortization expense - gardein Private Label business exit	—	—	656	—
Non-cash items
Unrealized losses/(gains) resulting from hedging (2)	2,324	(3,601)	4,319	(7,493)
Purchase accounting adjustments (3)	—	—	—	10,382
Tradename impairment charges (4)	27,430	—	27,430	—
Foreign exchange gains (5)	(165)	(499)	(398)	(1,283)
Wind-down of Boulder Brands UK operations (6)	(771)	—	(771)	—
Aunt Jemima and other frozen breakfast products exit (7)	5,078	—	5,078	—
Acquisition, merger and other restructuring charges
Acquisition or other non recurring expenses (8)	—	—	—	6,781
Restructuring and integration costs (9)	4,591	11,108	10,441	25,106
Employee severance (10)	—	—	977	—
Aunt Jemima and other frozen breakfast products exit (11)	4,324	$—	4,324	$—
Adjusted EBIT	$114,216	$114,794	$234,669	$221,560

(1)	Excludes Boulder Brands, Wish-Bone and Garden Protein anticipated synergies which are included in calculating Covenant compliance.

(2)	Represents non-cash gains and losses resulting from mark-to-market obligations under derivative contracts.

(3)	Represents expense related to the write-up to fair value of inventories acquired as a result of the Boulder Brands acquisition.

(4)	For the three and six months ended June 25, 2017, represents tradename impairment on Aunt Jemima.

(5)	Represents foreign exchange gains resulting from intra-entity loans that are anticipated to be settled in the foreseeable future.

(6)	Represents adjustments resulting from the voluntary wind-down of the Boulder Brands private-label gluten-free bakery operation which is based in the United Kingdom.

(7)	Primarily represents charges to adjust inventory to net realizable value resulting from the exit of the business.

(8)	Represents Boulder Brands acquisition costs.

(9)	Primarily represents integration costs of the Garden Protein and Boulder Brands acquisitions.

(10)	Represents severance costs for terminated employees not related to business acquisitions.

(11)	Primarily represents employee termination costs and contract termination fees resulting from the exit of the business.

Pinnacle Foods Inc.
Reconciliation from Reported to Adjusted Segment EBIT Amounts (unaudited)
For the three and six months ended June 25, 2017 and June 26, 2016
(thousands)

	Three months ended		Six months ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016

Earnings before interest & taxes - Reported
Frozen	$(12,260)	$45,753	$38,662	$97,092
Grocery	61,870	53,803	113,677	93,527
Boulder	12,249	5,809	18,921	1,285
Specialty	(10,648)	7,045	(1,760)	14,046
Unallocated corporate expenses	(7,191)	(4,624)	(14,272)	(17,883)
Total	$44,020	$107,786	$155,228	$188,067

Adjustments (Non GAAP - See separate table)
Frozen	$50,341	$(1,252)	$51,285	$(2,670)
Grocery	1,193	1,631	2,151	8,025
Boulder	3,576	6,338	10,082	20,045
Specialty	15,085	291	15,922	1,311
Unallocated corporate expenses	—	—	—	6,782
Total	$70,195	$7,008	$79,440	$33,493

Earnings before interest & taxes - Adjusted (Non GAAP - See separate discussion and tables)
Frozen	$38,081	$44,501	$89,947	$94,422
Grocery	63,063	55,434	115,828	101,552
Boulder	15,825	12,147	29,003	21,330
Specialty	4,437	7,336	14,162	15,357
Unallocated corporate expenses	(7,191)	(4,624)	(14,272)	(11,101)
Total	$114,215	$114,794	$234,668	$221,560

Pinnacle Foods Inc.
Reconciliation from Reported to Adjusted Segment Amounts
Supplemental Schedule of Adjustments Detail (unaudited)
For the three and six months ended June 25, 2017 and June 26, 2016
(millions)

	Adjustments to Earnings Before Interest and Taxes
	Three months ended		Six months ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Frozen
Aunt Jemima and other frozen breakfast products exit	$49.4	$—	$49.4	$—
Restructuring and acquisition integration charges	0.1	0.2	0.2	0.4
Employee severance	—	—	0.1	—
Unrealized mark-to-market loss/(gain)	0.8	(1.6)	1.6	(3.5)
Expenses related to the write-up to fair value of inventories acquired	—	—	—	0.3
Other	—	0.1	—	0.1
Total Frozen	$50.3	$(1.3)	$51.3	$(2.7)

Grocery
Restructuring and acquisition integration charges	$0.1	$3.2	$0.1	$7.7
Employee severance	—	—	0.1	—
Unrealized mark-to-market loss/(gain)	1.1	(1.8)	2.0	(3.4)
Expenses related to the write-up to fair value of inventories acquired	—	—	—	3.5
Other	—	0.2	—	0.2
Total Grocery	$1.2	$1.6	$2.2	$8.0

Boulder
Restructuring and acquisition integration charges	$3.3	$6.3	$8.9	$14.1
Employee severance	—	—	0.7	—
Expenses related to the write-up to fair value of inventories acquired	—	—	—	6.0
Unrealized mark-to-market loss/(gain)	0.3	—	0.5	(0.1)
Total Boulder	$3.6	$6.3	$10.1	$20.0

Specialty
Aunt Jemima and other frozen breakfast products exit	$14.8	$—	$14.8	$—
Restructuring charges	0.2	0.6	0.2	1.3
Unrealized mark-to-market loss/(gain)	0.1	(0.3)	0.2	(0.6)
Accelerated amortization due to the exit of the gardein Private Label business	—	—	0.7	—
Expenses related to the write-up to fair value of inventories acquired	—	—	—	0.6
Total Specialty	$15.1	$0.3	$15.9	$1.3

Unallocated Corporate Expenses
Boulder Brands acquisition related charges	$—	$—	$—	$6.8
Total Unallocated Corporate Expenses	$—	$—	$—	$6.8

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

Off-Balance Sheet Arrangements

As of June 25, 2017, we did not have any off-balance sheet obligations.

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

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
FINANCIAL INSTRUMENTS
Risk Management Strategy
We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates, foreign exchange rates or commodity prices. Please refer to Note 13 of the Consolidated Financial Statements "Financial Instruments" for additional details regarding our derivatives and refer to Note 11 of the Consolidated Financial Statements "Debt and Interest Expense" for additional details regarding our debt instruments. There were no significant changes in our exposures to market risk since December 25, 2016.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 25, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of June 25, 2017, at a level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended June 25, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PINNACLE FOODS INC.

By:	/s/ Craig Steeneck
Name:	Craig Steeneck
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Authorized Officer)
Date:	July 27, 2017

PINNACLE FOODS INC.
Exhibit Index

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference from Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Pinnacle Foods Inc.		8-K	3.1	4/3/2013
3.2	Second Amended and Restated Bylaws of Pinnacle Foods Inc.		8-K	3.1	2/16/2016
4.1	Form of Stock Certificate for Common Stock		S-1/A	4.1	3/7/2013
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer	X
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2**	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)	X
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