Form 10-Q
period 2017-09-24
PINNACLE FOODS INC.
filed 2017-10-26
CIK 1564822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2017
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
The Registrant had 119,016,054 shares of common stock, $0.01 par value, outstanding at October 23, 2017.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(thousands, except per share amounts)

	Three months ended		Nine months ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Net sales	$749,814	$758,821	$2,260,496	$2,269,457
Cost of products sold	530,523	530,117	1,665,723	1,620,994
Gross profit	219,291	228,704	594,773	648,463

Marketing and selling expenses	50,492	53,879	155,556	173,813
Administrative expenses	30,962	36,439	100,603	126,030
Research and development expenses	3,908	4,564	12,509	13,847
Tradename impairment charges	39,100	11,200	66,530	11,200
Other expense, net	775	4,354	10,293	17,238
	125,237	110,436	345,491	342,128
Earnings before interest and taxes	94,054	118,268	249,282	306,335
Interest expense	29,125	36,473	138,363	103,601
Interest income	37	27	65	131
Earnings before income taxes	64,966	81,822	110,984	202,865
Provision for income taxes	18,385	29,469	22,636	79,892
Net earnings	46,581	52,353	88,348	122,973
Less: Net earnings attributable to non-controlling interest	—	—	172	—
Net earnings attributable to Pinnacle Foods, Inc. and subsidiaries common shareholders	$46,581	$52,353	$88,176	$122,973

Net earnings per share attributable to Pinnacle Foods, Inc. and subsidiaries common shareholders:
Basic	$0.39	$0.45	$0.75	$1.05
Weighted average shares outstanding - basic	118,329	117,224	118,022	116,666
Diluted	$0.39	$0.44	$0.74	$1.04
Weighted average shares outstanding - diluted	119,690	118,390	119,543	117,923
Dividends declared	$0.325	$0.285	$0.895	$0.795
See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (unaudited)
(thousands)

	Three months ended						Nine months ended
	September 24, 2017			September 25, 2016			September 24, 2017			September 25, 2016
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings			$46,581			$52,353			$88,348			$122,973
Other comprehensive earnings (loss)
Foreign currency translation:
Foreign currency translation adjustments	5,961	—	5,961	(1,526)	—	(1,526)	7,726	—	7,726	4,040	—	4,040
Cash-flow hedges:
Unrealized gains (losses) arising during the period	545	(470)	75	537	(212)	325	(4,107)	1,311	(2,796)	(18,580)	7,178	(11,402)
Reclassification adjustment for (gains) losses included in net earnings	(633)	286	(347)	2,560	(986)	1,574	20,964	(7,959)	13,005	6,176	(2,373)	3,803
Pension:
Reclassification of net actuarial loss included in net earnings	269	(102)	167	309	(117)	192	847	(323)	524	926	(351)	575
Other comprehensive earnings (loss)	6,142	(286)	5,856	1,880	(1,315)	565	25,430	(6,971)	18,459	(7,438)	4,454	(2,984)
Total comprehensive earnings			52,437			52,918			106,807			119,989
Less: Comprehensive earnings attributable to non-controlling interest			—			—			172			—
Comprehensive earnings attributable to Pinnacle Foods Inc. and Subsidiaries			$52,437			$52,918			$106,635			$119,989

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
(thousands, except share and per share amounts)

	September 24, 2017	December 25, 2016
Current assets:
Cash and cash equivalents	$131,341	$353,076
Accounts receivable, net of allowances of $10,782 and $12,335, respectively	300,181	289,582
Inventories	543,643	445,491
Other current assets	16,142	10,687
Total current assets	991,307	1,098,836
Plant assets, net of accumulated depreciation of $569,615 and $491,397, respectively	694,394	723,345
Tradenames	2,463,452	2,529,558
Other assets, net	159,555	173,071
Goodwill	2,168,487	2,163,156
Total assets	$6,477,195	$6,687,966

Current liabilities:
Short-term borrowings	$1,389	$2,389
Current portion of long-term obligations	34,813	23,801
Accounts payable	329,986	292,478
Accrued trade marketing expense	27,804	51,054
Accrued liabilities	116,752	166,741
Dividends payable	40,150	35,233
Total current liabilities	550,894	571,696
Long-term debt	2,936,375	3,140,496
Pension and other postretirement benefits	53,725	56,323
Other long-term liabilities	33,194	47,529
Deferred tax liabilities	935,465	922,980
Total liabilities	4,509,653	4,739,024
Commitments and contingencies (Note 14)
Shareholders' equity:
Pinnacle preferred stock: $.01 per share, 50,000,000 shares authorized, none issued	—	—
Pinnacle common stock: par value $.01 per share, 500,000,000 shares authorized; issued 120,009,786 and 119,127,269, respectively	1,198	1,191
Additional paid-in-capital	1,448,196	1,429,447
Retained earnings	582,262	601,049
Accumulated other comprehensive loss	(33,110)	(51,569)
Capital stock in treasury, at cost, 1,000,000 common shares	(32,110)	(32,110)
Total Pinnacle Foods Inc. and subsidiaries shareholders' equity	1,966,436	1,948,008
Non-controlling interest	1,106	934
Total Equity	1,967,542	1,948,942
Total liabilities and equity	$6,477,195	$6,687,966

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands)

	Nine months ended
	September 24, 2017	September 25, 2016
Cash flows from operating activities
Net earnings	$88,348	$122,973
Non-cash charges (credits) to net earnings
Depreciation and amortization	107,431	78,749
Intangible asset impairment charge	66,530	11,200
Amortization of debt acquisition costs and discount on term loan	3,627	7,079
Recognition of deferred costs related to refinancing	28,494	600
Change in value of financial instruments, including amounts reclassified from Accumulated Other Comprehensive Loss from settlement of hedges	21,339	(9,218)
Equity-based compensation charges	14,126	9,383
Pension expense, net of contributions	(1,750)	112
Other long-term liabilities	(3,034)	601
Other long-term assets	—	(1,110)
Foreign exchange gains	(1,880)	(1,027)
Excess tax benefits on equity-based compensation	—	(10,767)
Deferred income taxes	6,150	28,737
Changes in working capital (net of effects of acquisition)
Other liabilities - cash settlement of hedges related to refinancing	(20,722)	—
Accounts receivable	(9,786)	(40,708)
Inventories	(96,612)	(31,948)
Accrued trade marketing expense	(23,035)	(1,744)
Accounts payable	49,537	31,602
Accrued liabilities	(47,163)	29,813
Other current assets	(2,878)	15,615
Net cash provided by operating activities	178,722	239,942
Cash flows from investing activities
Business acquisition activity (net of cash acquired)	—	(985,365)
Capital expenditures	(70,515)	(76,623)
Proceeds from sale of plant assets	1,947	—
Net cash used in investing activities	(68,568)	(1,061,988)
Cash flows from financing activities
Proceeds from bank term loans	2,262,000	547,250
Proceeds from notes offerings	—	350,000
Repayments of long-term obligations	(2,478,909)	(10,145)
Proceeds from short-term borrowings	2,743	2,182
Repayments of short-term borrowings	(3,743)	(3,180)
Repayment of capital lease obligations	(5,536)	(2,621)
Dividends paid	(101,173)	(89,343)
Net proceeds from issuance of common stock	14,868	24,914
Excess tax benefits on equity-based compensation	—	10,767
Taxes paid related to net share settlement of equity awards	(10,238)	(1,087)
Debt acquisition costs	(12,937)	(22,564)
Net cash (used in) provided by financing activities	(332,925)	806,173
Effect of exchange rate changes on cash	1,036	252
Net change in cash and cash equivalents	(221,735)	(15,621)
Cash and cash equivalents - beginning of period	353,076	180,549
Cash and cash equivalents - end of period	$131,341	$164,928

Supplemental disclosures of cash flow information:
Interest paid	$86,031	$79,030
Interest received	65	131
Income taxes paid	48,333	19,623
Non-cash investing and financing activities:
New capital leases	10,342	16,044
Dividends payable	40,150	34,883
Accrued additions to plant assets	9,944	13,800

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
(thousands, except share and per share amounts)

	Common Stock		Treasury Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 27, 2015	117,619,695	$1,176	(1,000,000)	$(32,110)	$1,378,521	$517,330	$(59,388)	$1,805,529	$—	$1,805,529
Equity-based compensation plans	1,428,948	15			43,962			43,977		43,977
Dividends ($0.795 per share) (a)						(93,541)		(93,541)		(93,541)
Non-controlling interest in acquisition								—	920	920
Comprehensive earnings						122,973	(2,984)	119,989		119,989
Balance, September 25, 2016	119,048,643	$1,191	(1,000,000)	$(32,110)	$1,422,483	$546,762	$(62,372)	$1,875,954	$920	$1,876,874

Balance, December 25, 2016	119,127,269	$1,191	(1,000,000)	$(32,110)	$1,429,447	$601,049	$(51,569)	$1,948,008	$934	$1,948,942
Equity-based compensation plans	882,517	7			18,749			18,756		18,756
Dividends ($0.895 per share) (b)						(107,135)		(107,135)		(107,135)
Net earnings attributable to non-controlling interest								—	172	172
Comprehensive earnings						88,348	18,459	106,807	—	106,807
Balance, September 24, 2017	120,009,786	$1,198	(1,000,000)	$(32,110)	$1,448,196	$582,262	$(33,110)	$1,966,436	$1,106	$1,967,542

(a) $0.255 per share declared February 2016 and June 2016, $0.285 per share declared August 2016
(b) $0.285 per share declared February 2017 and June 2017, $0.325 per share declared August 2017

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

2. Interim Financial Statements

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of September 24, 2017, the results of operations for the three and nine months ended September 24, 2017 and September 25, 2016, and the cash flows for the nine months ended September 24, 2017 and September 25, 2016. The results of operations are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 25, 2016.

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

The Boulder Brands acquisition was financed through borrowings of $550.0 million in incremental term loans (the "Tranche I Term Loans") due 2023 (subsequently refinanced in February 2017 (Note 11)), $350.0 million of 5.875% Senior Notes (the "5.875% Senior Notes) due 2024 and $118.3 million of cash on hand, prior to transaction costs of $6.8 million and debt acquisition costs of $24.0 million in the nine months ended September 25, 2016. Included in the acquisition costs of $6.8 million are $6.1 million of merger, acquisition and advisory fees and $0.7 million of other costs. The transaction costs are recorded in Other expense, net in the Consolidated Statements of Operations.

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

Amounts in millions:

Nine months ended September 25, 2016 (unaudited)
Net sales	$2,287.1
Net earnings	$154.0

Acquisition of Beaver Dam manufacturing business (the "Beaver Dam acquisition")

On August 7, 2017, the Company agreed to purchase a manufacturing business located in Beaver Dam, Wisconsin. The cost of the acquisition is expected to be $37.5 million which is expected to be financed through cash on hand. This business is an industrial frozen and refrigerated food production and storage facility that will be integrated into the Frozen segment. The acquisition is expected to close by the end of the fourth quarter of 2017.

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

The Company’s financial assets and liabilities subject to recurring fair value measurements and the required disclosures are as follows:

	September 24, 2017	Fair Value Measurements Using Fair Value Hierarchy			December 25, 2016	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Interest rate derivatives	$2,233	$—	$2,233	$—	$—	$—	$—	$—
Foreign currency derivatives	—	—	—	—	86	—	86	—
Commodity derivatives	1,980	—	1,980	—	2,833	—	2,833	—
Total assets at fair value	$4,213	$—	$4,213	$—	$2,919	$—	$2,919	$—

Liabilities
Interest rate derivatives	$635	$—	$635	$—	$16,852	$—	$16,852	$—
Foreign currency derivatives	1,506	—	1,506	—	—	—	—	—
Commodity derivatives	90	—	90	—	327	—	327	—
Total liabilities at fair value	$2,231	$—	$2,231	$—	$17,179	$—	$17,179	$—

The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk.

The valuations of these instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate, commodity, and foreign exchange forward curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of the authoritative guidance for fair value disclosure, the Company incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Other than the Tradename discussed below, the Company had no fair value measurements based upon significant unobservable inputs (Level 3) as of September 24, 2017 or December 25, 2016.

In addition to the instruments named above, the Company also makes fair value measurements in connection with any goodwill and tradename impairment testing. These measurements fall into Level 3 of the fair value hierarchy.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

5. Other Expense, net

Other Expense (Income), net

	Three months ended		Nine months ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Other expense, net consists of:
Amortization of intangibles/other assets	$2,486	$4,309	$13,353	$12,665
Foreign exchange (gains)/losses	(1,482)	256	(1,880)	(1,027)
Boulder Brands acquisition costs	—	—	—	6,781
Royalty income and other	(229)	(211)	(1,180)	(1,181)
Total other expense, net	$775	$4,354	$10,293	$17,238

Foreign exchange gains. These represent foreign exchange gains from intra-entity loans resulting from the Company's November 2014 Garden Protein acquisition that are anticipated to be settled in the foreseeable future.

6. Equity-Based Compensation Expense and Earnings Per Share

Equity-based Compensation

The Company currently grants equity awards under the Amended and Restated 2013 Omnibus Incentive Plan (the “Incentive Plan”). Equity-based compensation expense recognized during the period is based on the fair value of the portion of equity-based payment awards that is ultimately expected to vest during the period. As equity-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The authoritative guidance for equity-based compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Expense Information
The following table summarizes equity-based compensation expense which was allocated as follows:

	Three months ended		Nine months ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Cost of products sold	$491	$91	$1,373	$994
Marketing and selling expenses	1,094	1,500	4,007	4,058
Administrative expenses (a)	2,734	2,517	8,288	3,930
Research and development expenses	151	144	458	401
Pre-tax equity-based compensation expense	4,470	4,252	14,126	9,383
Income tax benefit	(1,705)	(1,616)	(5,379)	(3,509)
Net equity-based compensation expense	$2,765	$2,636	$8,747	$5,874

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

Amended and Restated 2013 Omnibus Incentive Plan

The Incentive Plan provides for the issuance of up to 11,300,000 shares of the Company's common stock under (1) equity awards granted as a result of the conversion of unvested performance interest units ("PIU's") into restricted common stock of the Company, (2) stock options and other equity awards granted in connection with the completion of the IPO, and (3) awards granted by the Company following the completion of the IPO. Awards granted subsequent to the IPO include nonqualified stock options, non-vested shares and restricted stock units ("RSU's"), the majority of which vest in full three years from the date of grant. The Company also granted non-vested performance shares ("PS's") and grants performance share units ("PSU's"), both of which vest based on achievement of relative total shareholder return performance goals over a three-year performance period.

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

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings or loss for common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are calculated by dividing net earnings by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

	Three months ended		Nine months ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Weighted-average common shares	118,328,538	117,224,410	118,022,127	116,666,296
Effect of dilutive securities:	1,361,540	1,165,356	1,520,691	1,256,560
Dilutive potential common shares	119,690,078	118,389,766	119,542,818	117,922,856

Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities. For the three and nine months ended September 24, 2017, conversion of securities totaling 356,585 and 345,848, respectively, into common share equivalents were excluded from this calculation as their effect would have been anti-dilutive. For the three and nine months ended September 25, 2016, conversion of securities totaling 640,650 and 499,192, respectively, into common share equivalents were excluded from this calculation as their effect would have been anti-dilutive.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

7. Accumulated Other Comprehensive Loss

The components of Accumulated other comprehensive loss consist of the following:

	Currency translation adjustments	Gains (Losses) on cash flow hedges	Change in pensions	Total
Balance, December 25, 2016	$(3,989)	$(8,234)	$(39,346)	$(51,569)
Other comprehensive (loss)/income before reclassification	7,726	(2,796)	—	4,930
Amounts reclassified from accumulated other comprehensive loss	—	13,005	524	13,529
Net current period other comprehensive (loss)/income	7,726	10,209	524	18,459
Balance, September 24, 2017	$3,737	$1,975	$(38,822)	$(33,110)

	Currency translation adjustments	Gains (Losses) on cash flow hedges	Change in pensions	Total
Balance, December 27, 2015	$(6,418)	$(9,232)	$(43,738)	$(59,388)
Other comprehensive loss before reclassification	4,040	(11,402)	—	(7,362)
Amounts reclassified from accumulated other comprehensive loss	—	3,803	575	4,378
Net current period other comprehensive (loss)/income	4,040	(7,599)	575	(2,984)
Balance, September 25, 2016	$(2,378)	$(16,831)	$(43,163)	$(62,372)

The following table presents amounts reclassified out of Accumulated Other Comprehensive Loss ("AOCL") and into Net earnings for the three and nine months ended September 24, 2017 and September 25, 2016, respectively.

	Amounts Reclassified from AOCL
	Three months ended		Nine months ended
Details about Accumulated Other Comprehensive Loss Components	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016		Reclassified from AOCL to:
Gains and (losses) on financial instrument contracts
Interest rate contracts	$965	$(2,606)	$(20,687)	$(6,277)		Interest expense
Foreign exchange contracts	(332)	46	(277)	101		Cost of products sold
Total pre-tax	633	(2,560)	(20,964)	(6,176)
Tax (expense) benefit	(286)	986	7,959	2,373		Provision for income taxes
Net of tax	347	(1,574)	(13,005)	(3,803)

Pension actuarial assumption adjustments
Amortization of actuarial loss	(269)	(309)	(847)	(926)	(a)	Cost of products sold
Tax benefit	102	117	323	351		Provision for income taxes
Net of tax	(167)	(192)	(524)	(575)
Net reclassifications into net earnings	$180	$(1,766)	$(13,529)	$(4,378)

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

	September 24, 2017	December 25, 2016
Customers	$300,054	$292,029
Allowances for cash discounts, bad debts and returns	(10,782)	(12,335)
Subtotal	289,272	279,694
Other receivables	10,909	9,888
Total	$300,181	$289,582

Inventories. Inventories are as follows:

	September 24, 2017	December 25, 2016
Raw materials	$84,885	$81,660
Work in progress (1)	58,471	55,068
Finished product	400,287	308,763
Total	$543,643	$445,491
(1) Work in progress is primarily agricultural inventory.

The Company has various purchase commitments for raw materials and certain finished products within the ordinary course of business. Such commitments are not at prices in excess of current market prices.

Other Current Assets. Other Current Assets are as follows:

	September 24, 2017	December 25, 2016
Prepaid expenses and other	$10,836	$9,911
Prepaid income taxes	5,306	776
Total	$16,142	$10,687

Plant Assets. Plant assets are as follows:

	September 24, 2017	December 25, 2016
Land	$14,948	$15,720
Buildings	298,444	272,510
Machinery and equipment	898,399	826,344
Projects in progress	52,218	100,168
Subtotal	1,264,009	1,214,742
Accumulated depreciation	(569,615)	(491,397)
Total	$694,394	$723,345

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Depreciation was $24.0 million and $94.1 million during the three and nine months ended September 24, 2017, respectively, which included accelerated depreciation charges as described in Note 10. Depreciation was $22.8 million and $66.1 million during the three and nine months ended September 25, 2016, respectively. As of September 24, 2017 and December 25, 2016, Plant Assets included assets under capital lease with a book value of $61.1 million and $38.1 million (net of accumulated depreciation of $17.3 million and $14.3 million), respectively.

Accrued Liabilities. Accrued liabilities are as follows:

	September 24, 2017	December 25, 2016
Employee compensation and benefits	$53,931	$65,402
Interest payable	15,794	23,854
Consumer coupons	5,725	5,048
Accrued restructuring charges (Note 10)	3,216	7,587
Accrued financial instrument contracts (Note 13)	1,237	4,940
Accrued broker commissions	8,757	7,982
Accrued income taxes	4,845	29,173
Other	23,247	22,755
Total	$116,752	$166,741
Other Long-Term Liabilities. Other long-term liabilities are as follows:

	September 24, 2017	December 25, 2016
Employee compensation and benefits	$13,663	$12,630
Long-term rent liability and deferred rent allowances	6,016	6,794
Liability for uncertain tax positions	7,787	9,786
Accrued financial instrument contracts (Note 13)	994	12,239
Other	4,734	6,080
Total	$33,194	$47,529

9. Goodwill, Tradenames and Other Assets
Goodwill
Goodwill by segment is as follows:

	Frozen	Grocery	Boulder	Specialty	Total
Balance, December 25, 2016	$750,019	$860,972	$364,883	$187,282	$2,163,156
Foreign currency adjustment	5,331	—	—	—	5,331
Balance, September 24, 2017	$755,350	$860,972	$364,883	$187,282	$2,168,487

The authoritative guidance for business combinations requires that all business combinations be accounted for at fair value under the acquisition method of accounting. The authoritative guidance for goodwill provides that goodwill will not be amortized, but will be tested for impairment on an annual basis or more often when events indicate. The Company completed its annual testing in the third quarter of 2017, which indicated no impairment.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Tradenames
Tradenames by segment are as follows:

	Frozen	Grocery	Boulder	Specialty	Total
Balance, December 25, 2016	$790,738	$1,260,912	$442,808	$35,100	$2,529,558
Foreign currency adjustment	424	—	—	—	424
Impairments	(52,740)	(7,290)	—	(6,500)	$(66,530)
Balance, September 24, 2017	$738,422	$1,253,622	$442,808	$28,600	$2,463,452

The authoritative guidance for indefinite-lived assets provides that indefinite-lived assets will not be amortized, but will be tested for impairment on an annual basis or more often when events indicate. Upon completion of the annual testing in the third quarter of 2017, the Company recorded tradename impairments of $24.8 million on Celeste, $6.5 million on Snyder of Berlin, $4.2 million on Nalley, $3.1 million on Bernstein and $0.5 million on Swanson. Celeste and Swanson are reported in the Frozen segment, Nalley and Bernstein are reported in the Grocery segment, and Snyder of Berlin is reported in the Specialty segment. These charges were the result of the Company's reassessment of the long-term sales projections for the brands during our annual planning cycle which occurs during the third quarter each year as well as a 50 basis point increase in the weighted average cost of capital assumed in the calculation. The total carrying value of these five tradenames as of September 24, 2017 is $25.4 million.

As a result of the Aunt Jemima retail and foodservice frozen breakfast products exit in the second quarter of 2017, the Company recorded a tradename impairment charge of $27.4 million on the related tradename, which resulted in a carrying value of $0. The charge is reported in the Frozen segment. See Note 10 for further details.

To estimate the fair value of our Tradenames we use the relief from royalty method, which utilizes forecasted discounted cash flows to estimate the fair value. The utilization of this method requires us to make significant assumptions including sales growth rates, implied royalty rates and discount rates. In the course of our testing, other than the recently acquired Boulder Brands tradenames, we identified an additional five tradenames which do not have a fair value that exceeded their carrying value by at least 15%. The total carrying value of these tradenames as of September 24, 2017 is $429.8 million.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Other Assets

	September 24, 2017
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$51,526	$(46,420)	$5,106
Customer relationships - Distributors	34	176,379	(57,739)	118,640
Customer relationships - Food Service	10	11,400	(3,501)	7,899
Customer relationships - Private Label	7	1,290	(1,290)	—
Total amortizable intangibles		$240,595	$(108,950)	$131,645
Financial instruments (see Note 13)		1,284	—	1,284
Other (1)		31,599	(4,973)	26,626
Total other assets, net				$159,555
	Amortizable intangibles by segment
	Frozen			$39,733
	Grocery			47,662
	Boulder			33,727
	Specialty			10,523
				$131,645

	December 25, 2016
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$60,109	$(53,130)	$6,979
Customer relationships - Distributors	34	182,733	(54,678)	128,055
Customer relationships - Food Service	10	11,400	(2,155)	9,245
Customer relationships - Private Label	7	1,290	(611)	679
License	7	6,175	(6,175)	—
Total amortizable intangibles		$261,707	$(116,749)	$144,958
Financial instruments (see Note 13)		2,288	—	2,288
Other (1)		30,646	(4,821)	25,825
Total other assets, net				$173,071
	Amortizable intangibles by segment
	Frozen			$46,158
	Grocery			50,405
	Boulder (2)			35,710
	Specialty (2)			12,685
				$144,958

(1) As of September 24, 2017 and December 25, 2016, Other primarily consists of cost basis investments in companies in the natural and organic food and beverage industries acquired through the Boulder Brands acquisition as well as security deposits, supplemental savings plan investments and debt acquisition costs associated with the Company's revolving credit facility.

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

Amortization of intangible assets was $2.5 million and $13.4 million for the three and nine months ended September 24, 2017, respectively, which included accelerated amortization charges as described in Note 10. Amortization of intangible assets was $4.3 million and $12.7 million for the three and nine months ended September 25, 2016, respectively. Estimated amortization expense for each of the next five years and thereafter is as follows: remainder of 2017 - $2.7 million; 2018 - $9.3 million; 2019 - $8.6 million; 2020 - $7.9 million; 2021 - $6.6 million and thereafter - $96.7 million.

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

In the second quarter of 2017, the Company recorded $64.2 million of charges related to the Exit which consisted of intangible asset impairment charges of $31.2 million, accelerated depreciation charges of $23.6 million, charges to adjust inventory to net realizable value of $4.6 million and employee termination costs of $1.5 million. In addition, the Company also recorded $3.3 million of contract termination and other fees during the same time period. The net impact on 2017 pre-tax earnings of $64.2 million is included in the various lines of the Consolidated Statement of Operations as follows: $33.0 million in Cost of products sold, $27.4 million of Tradename impairment charges and accelerated amortization charges of $3.8 million in Other expense related to frozen breakfast products customer relationships. Of the total charges, $49.4 million is recorded in the Frozen segment and $14.8 million in the Specialty segment.

The following table summarizes charges accrued as of September 24, 2017 related to the Exit. These amounts are recorded in our Consolidated Balance Sheet in Accrued Liabilities.

	Balance			Balance
Description	December 25, 2016	Expense	Payments	September 24, 2017
Accrued restructuring charges	$—	$4,324	$(1,401)	$2,923

Boulder Brands Restructuring

As a result of the Boulder Brands acquisition, the Company incurred $0.6 million and $17.3 million of restructuring charges in the three and nine months ended September 25, 2016, primarily related to employee termination and retention benefits. Charges incurred in the three and nine months ended September 24, 2017 were immaterial.

The following table summarizes charges accrued as of September 24, 2017. These amounts are recorded in our Consolidated Balance Sheet in Accrued Liabilities.

	Balance			Balance
Description	December 25, 2016	Expense	Payments	September 24, 2017
Accrued restructuring charges	$7,587	$37	$(7,331)	$293

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

11. Debt and Interest Expense

	September 24, 2017	December 25, 2016
Short-term borrowings
- Notes payable	$1,389	$2,389
Total short-term borrowings	$1,389	$2,389
Long-term debt
- Tranche B Term Loans due 2024	$2,250,690	$—
- Tranche G Term Loans due 2020	—	1,409,625
- Tranche H Term Loans due 2020	—	509,250
- Tranche I Term Loans due 2023	—	545,875
- 4.875% Senior Notes due 2021	350,000	350,000
- 5.875% Senior Notes due 2024	350,000	350,000
- 3.0% Note payable to Gilster Mary Lee Corporation	2,277	5,176
- Unamortized discount on long term debt and deferred financing costs	(22,910)	(41,954)
- Capital lease obligations	41,131	36,325
	2,971,188	3,164,297
Less: current portion of long-term obligations	34,813	23,801
Total long-term debt	$2,936,375	$3,140,496

Interest expense	Three months ended		Nine months ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Interest expense	$29,061	$30,845	$85,555	$89,645
Amortization of debt acquisition costs and original issue discounts	1,029	2,422	3,627	7,079
Non-cash recognition of deferred costs related to refinancing	—	600	28,494	600
Settlement of hedges related to refinancing	—	—	20,722	—
Interest rate swap (gains)/losses	(965)	2,606	(35)	6,277
Total interest expense	$29,125	$36,473	$138,363	$103,601

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

The term loans under the Senior Secured Credit Facility amortize in quarterly installments of 0.25% of their aggregate funded total principal amount. The scheduled principal payments of the Tranche B Term Loans outstanding as of September 24, 2017 are $11.3 million in 2017, $17.0 million in 2018, $22.6 million in 2019, $22.6 million in 2020, $22.6 million in 2021, $22.6 million in 2022, $28.3 million in 2023 and $2,103.7 million thereafter.

Pursuant to the terms of the Senior Secured Credit Facility, Pinnacle Foods Finance LLC is required to maintain a ratio of Net First Lien Secured Debt to Adjusted EBITDA of no greater than 5.75 to 1.00. Net First Lien Secured Debt is defined as aggregate consolidated secured indebtedness, less the aggregate amount of all unrestricted cash and cash equivalents. In addition, under the Senior Secured Credit Facility and the indenture governing the Senior Notes, Pinnacle Foods Finance LLC's ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Senior Secured Leverage Ratio (which is currently the same as the ratio of Net First Lien Secured Debt to Adjusted EBITDA described above), in the case of the Senior Secured Credit Facility, or to the ratio of Adjusted EBITDA to fixed charges for the most recently concluded four consecutive fiscal quarters, in the case of the Senior Notes. The Senior Secured Credit Facility also permits restricted payments up to an aggregate amount of (together with certain other amounts) the greater of $75 million and 2% of Pinnacle Foods Finance LLC's consolidated total assets, so long as no default has occurred and is continuing and its pro forma Senior Secured Leverage

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Ratio would be no greater than 4.25 to 1.00. As of September 24, 2017, the Company is in compliance with all covenants and other obligations under the Senior Secured Credit Facility and the indenture governing the Senior Notes.
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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Debt acquisition costs and original issue discounts
As part of the Refinancing, debt acquisition costs and original issue discounts of $12.9 million were incurred and recorded as a reduction of the carrying value of debt during the nine months ended September 24, 2017 while non-cash charges of $28.5 million related to existing debt acquisition costs and original issue discounts were recognized in the period.
All debt acquisition costs and original issue discounts are amortized into interest expense over the life of the related debt using the effective interest method. Amortization of these costs were $1.0 million and $3.5 million during the three and nine months ended September 24, 2017. Amortization of these costs were $2.3 million and $6.7 million during the three and nine months ended September 25, 2016.
The following summarizes debt acquisition cost and original issue discount activity during the nine months ended September 24, 2017:

	Gross Carrying Amount	Accumulated Amortization	Net
Balance, December 25, 2016	$82,750	$(40,796)	$41,954
Additions	12,937	—	12,937
Amortization	—	(3,487)	(3,487)
Recognition of deferred costs related to the Refinancing	(65,998)	37,504	(28,494)
Balance, September 24, 2017	$29,689	$(6,779)	$22,910

Estimated fair value
The estimated fair value of the Company’s long-term debt, including the current portion, as of September 24, 2017, is as follows:

	September 24, 2017
Issue	Face Value	Fair Value
Tranche B Term Loans	2,250,690	2,252,941
3.0% Note payable to Gilster Mary Lee Corporation	2,277	2,277
4.875% Senior Notes	350,000	357,000
5.875% Senior Notes	350,000	372,313
	$2,952,967	$2,984,531

The estimated fair value of the Company’s long-term debt, including the current portion, as of December 25, 2016, is as follows:

	December 25, 2016
Issue	Face Value	Fair Value
Tranche G Term Loans	$1,409,625	$1,423,721
Tranche H Term Loans	509,250	514,343
Tranche I Term Loans	545,875	554,745
3.0% Note payable to Gilster Mary Lee Corporation	5,176	5,176
4.875% Senior Notes	350,000	359,625
5.875% Senior Notes	350,000	369,250
	$3,169,926	$3,226,860

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
The Company maintains a defined benefit plan, the Pinnacle Foods Group LLC Pension Plan (the "Plan"), which is frozen for future benefit accruals. The Company also has two 401(k) plans, three non-qualified supplemental savings plans and the Company participates in a multi-employer defined benefit plan.

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
The following represents the components of net periodic (benefit) cost:

	Three months ended		Nine months ended
Pension Benefits	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Interest cost	$1,993	$2,628	$5,978	$7,885
Expected return on assets	(2,753)	(2,838)	(8,260)	(8,513)
Amortization of actuarial loss	269	309	808	926
Net periodic (benefit)/cost	$(491)	$99	$(1,474)	$298

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

For the three and nine months ended September 24, 2017, contributions to the UFCW Plan were $0.2 million and $0.5 million, respectively. For the three and nine months ended September 25, 2016, contributions to the UFCW Plan were $0.2 million and $0.5 million, respectively. The contributions to this UFCW Plan are paid monthly based upon the number of employees. They represent less than 5% of the total contributions received by this UFCW Plan using available information during the most recent plan year.

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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three and nine months ended September 24, 2017 and September 25, 2016, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

As of September 24, 2017, the Company had the following interest rate swaps that were designated as cash flow hedges of interest rate risk:

Product	Number of Instruments	Current Notional Amount	Fixed Rate Range	Index	Trade Dates	Maturity Dates
Interest Rate Swaps	12	$1,500,000	0.96% - 02.17%	USD-LIBOR-BBA	Feb 2017 - May 2017	Jan 2018 - Feb 2022

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCL in the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in AOCL related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $1.6 million will be reclassified as a decrease to Interest expense.

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
As of September 24, 2017, the Company had the following foreign currency exchange contracts (in aggregate) that were designated as cash flow hedges of foreign exchange risk:

Product	Number of Instruments	Notional Sold in Aggregate in CAD	Notional Purchased in Aggregate in USD	USD to CAD Exchange Rates	Trade Date	Maturity Dates
CAD $ Contracts	15	$45,000	$34,940	1.283 - 1.300	Jan 2017 - Jul 2017	Oct 2017 - Dec 2018

The effective portion of changes in the fair value of derivatives designated that qualify as cash flow hedges of foreign exchange risk is recorded in AOCL in the Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portions of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, are recognized directly in Cost of products sold in the Consolidated Statements of Operations. During the next twelve months, the Company estimates that an additional $1.2 million will be reclassified as an increase to Cost of Products Sold expense.
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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

As of September 24, 2017, the Company had the following derivative instruments that were not designated in qualifying hedging relationships:

Commodity Contracts	Number of Instruments	Notional Purchased in Aggregate	Price/Index	Trade Dates	Maturity Dates
Fuel Contracts	31	10,404,983 Gallons	1.25 - 1.75 per Gallon	Feb 2016 - Apr 2017	Sep 2017 - Dec 2018
Natural Gas Contracts	32	1,764,572 MMBTU's	2.81 - 3.49 per MMBTU	Oct 2016 - Mar 2017	Oct 2017 - Dec 2018

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Balance Sheets as of September 24, 2017 and December 25, 2016.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value as of September 24, 2017	Balance Sheet Location	Fair Value as of September 24, 2017
Derivatives designated as hedging instruments
Interest Rate Contracts	Other current assets	$1,264	Accrued liabilities	$—
	Other assets, net	969	Other long-term liabilities	635

Foreign Exchange Contracts	Other current assets	—	Accrued liabilities	1,147
	Other assets, net	—	Other long-term liabilities	359
Total derivatives designated as hedging instruments		$2,233		$2,141
Derivatives not designated as hedging instruments
Commodity Contracts	Other current assets	$1,666	Accrued liabilities	$90
	Other assets, net	314	Other long-term liabilities	—
Total derivatives not designated as hedging instruments		$1,980		$90

	Balance Sheet Location	Fair Value as of December 25, 2016	Balance Sheet Location	Fair Value as of December 25, 2016
Derivatives designated as hedging instruments
Interest Rate Contracts	Other current assets	$—	Accrued liabilities	$4,613
	Other assets, net	—	Other long-term liabilities	12,239
Foreign Exchange Contracts	Other current assets	86	Accrued liabilities	—
Total derivatives designated as hedging instruments		$86		$16,852
Derivatives not designated as hedging instruments
Commodity Contracts	Other current assets	$545	Accrued liabilities	$327
	Other assets, net	2,288	Other long-term liabilities	—
Total derivatives not designated as hedging instruments		$2,833		$327
The Company has elected not to offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of September 24, 2017 and December 25, 2016 would be adjusted as detailed in the following table:

	September 24, 2017			December 25, 2016
Derivative Instrument	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$4,213	(2,130)	$2,083	$2,919	(1,770)	$1,149

Total liability derivatives	$2,231	(2,130)	$101	$17,179	(1,770)	$15,409

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

The table below presents the effect of the Company’s derivative financial instruments in the Consolidated Statements of Operations and AOCL for the three and nine months ended September 24, 2017 and September 25, 2016.

Tabular Disclosure of the Effect of Derivative Instruments

Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	Recognized in AOCL on Derivative (Effective Portion)	Effective portion reclassified from AOCL to:	Reclassified from AOCL into Earnings (Effective Portion)		Ineffective portion recognized in Earnings in:	Recognized in Earnings (Ineffective Portion)
Interest Rate Contracts	$2,633	Interest expense	$965		Interest expense	$—
Foreign Exchange Contracts	(2,088)	Cost of products sold	(332)		Cost of products sold	2
Three months ended September 24, 2017	$545		$633			$2

Interest Rate Contracts	$(2,236)	Interest expense	$(20,687)	(a)	Interest expense	$—
Foreign Exchange Contracts	(1,872)	Cost of products sold	(277)		Cost of products sold	3
Nine months ended September 24, 2017	$(4,108)		$(20,964)			$3

Interest Rate Contracts	$441	Interest expense	$(2,606)		Interest expense	$—
Foreign Exchange Contracts	96	Cost of products sold	46		Cost of products sold	(1)
Three months ended September 25, 2016	$537		$(2,560)			$(1)

Interest Rate Contracts	$(18,321)	Interest expense	$(6,277)		Interest expense	$—
Foreign Exchange Contracts	(259)	Cost of products sold	101		Cost of products sold	(8)
Nine months ended September 25, 2016	$(18,580)		$(6,176)			$(8)

Derivatives Not Designated as Hedging Instruments		Recognized in Earnings in:	Recognized in Earnings
Commodity Contracts		Cost of products sold	$3,713
Interest Rate Contracts		Interest expense	—
Three months ended September 24, 2017			$3,713

Commodity Contracts		Cost of products sold	$(290)
Interest Rate Contracts		Interest expense	20,723
Nine months ended September 24, 2017			$20,433

Commodity Contracts		Cost of products sold	$(278)
Three months ended September 25, 2016			$(278)

Commodity Contracts		Cost of products sold	$1,489
Nine months ended September 25, 2016			$1,489

(a) Includes $20.7 million of accelerated reclassifications out of AOCL, related to the Refinancing.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Credit risk-related contingent features
The Company has agreements with certain counterparties that contain a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of September 24, 2017, the Company has not posted any collateral related to these agreements. If the Company had breached this provision at September 24, 2017, it could have been required to settle its obligations under the agreements at their termination value, which differs from the recorded fair value. The table below summarizes the aggregate fair values of those derivatives that contain credit risk-related contingent features as of September 24, 2017 and December 25, 2016.
September 24, 2017

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$735	$30	$75	$690
	Foreign Exchange Contracts	(1,168)	34	—	(1,134)
	Commodity Contracts	343	—	—	343
Bank of America	Foreign Exchange Contracts	(374)	2	—	(372)
	Commodity Contracts	1,137	14	—	1,151
Credit Suisse	Interest Rate Contracts	757	30	76	711
Macquarie	Commodity Contracts	396	—	—	396
Goldman Sachs	Interest Rate Contracts	(77)	347	73	197
Total		$1,749	$457	$224	$1,982
December 25, 2016

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$(10,091)	$422	$(536)	$(9,133)
	Foreign Exchange Contracts	86	—	—	86
	Commodity Contracts	569	(2)	—	567
Bank of America	Interest Rate Contracts	(7,474)	481	—	(6,992)
	Commodity Contracts	790	—	—	790
Credit Suisse	Interest Rate Contracts	(1,141)	7	(407)	(727)
Macquarie	Commodity Contracts	1,149	—	—	1,149
Total		$(16,113)	$909	$(943)	$(14,260)

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Aunt Jemima retail and foodservice frozen breakfast products recall (the "Recall")

On May 5, 2017, the Company issued a voluntary recall for certain Aunt Jemima retail and foodservice frozen breakfast products due to potential bacterial contamination. The cost impact of the Recall for the three months ended ended September 24, 2017 is a charge to gross margin of $3.4 million, of which $2.8 million is recorded as a reduction of Net Sales related to customer returns with the remaining $0.6 million relating to freight and disposal costs, charged directly to Cost of products sold. The cost impact of the Recall for the nine months ended ended September 24, 2017 is a charge to gross margin of $12.0 million, of which $9.9 million is recorded as a reduction of Net Sales related to customer returns with the remaining $2.1 million relating to freight and disposal costs, charged directly to Cost of products sold. Of these costs, $6.4 million is reported in the Frozen segment, with an additional $5.6 million recorded in the Specialty segment. As of September 24, 2017, the reserve related to the Recall remaining on the Company's Consolidated Balance Sheets is $1.9 million in Accrued liabilities.

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

	Three months ended		Nine months ended
SEGMENT INFORMATION	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Net sales
Frozen	$301,372	$314,403	$918,207	$933,688
Grocery	270,418	258,945	805,825	790,863
Boulder	101,009	92,433	292,955	267,288
Specialty	77,015	93,040	243,509	277,618
Total	$749,814	$758,821	$2,260,496	$2,269,457
Earnings before interest and taxes
Frozen	$28,224	$54,201	$66,886	$151,293
Grocery	51,777	55,189	165,454	148,716
Boulder	19,129	6,965	38,050	8,250
Specialty	1,006	8,364	(754)	22,410
Unallocated corporate expenses	(6,082)	(6,451)	(20,354)	(24,334)
Total	$94,054	$118,268	$249,282	$306,335
Depreciation and amortization
Frozen	$10,406	$10,637	$59,600	$31,641
Grocery	7,692	8,410	23,592	24,577
Boulder	3,884	3,644	11,331	9,663
Specialty	4,550	4,386	12,908	12,868
Total	$26,532	$27,077	$107,431	$78,749
Capital expenditures (1)
Frozen	$10,258	$17,778	$31,851	$52,556
Grocery	6,824	5,997	20,568	25,244
Boulder	2,900	3,284	16,122	10,009
Specialty	2,569	835	12,316	4,858
Total	$22,551	$27,894	$80,857	$92,667

NET SALES BY PRODUCT TYPE
Net sales
Frozen	$387,660	$402,468	$1,187,449	$1,198,785
Shelf stable and meal enhancers	248,005	239,694	734,106	739,869
Desserts	77,823	79,028	232,458	223,792
Snacks	36,326	37,631	106,483	107,011
Total	$749,814	$758,821	$2,260,496	$2,269,457

GEOGRAPHIC INFORMATION
Net sales
United States	$736,458	$707,803	$2,220,972	$2,194,442
Canada	35,456	34,989	109,651	112,103
United Kingdom	—	2,681	—	8,370
Intercompany	(22,100)	13,348	(70,127)	(45,458)
Total	$749,814	$758,821	$2,260,496	$2,269,457

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

(1)	Includes new capital leases.

SEGMENT INFORMATION	September 24, 2017	December 25, 2016
Total assets
Frozen	$2,324,540	$2,430,782
Grocery	2,779,167	2,833,186
Boulder (2)	972,113	1,013,059
Specialty (2)	365,551	400,521
Corporate	35,824	10,418
Total	$6,477,195	$6,687,966
GEOGRAPHIC INFORMATION
Plant assets
United States	$662,058	$690,515
Canada	32,336	31,399
United Kingdom	—	1,431
Total	$694,394	$723,345

(2)	The amounts previously reported as of December 25, 2016 have been revised in the table above to reflect the correction disclosed in Note 9.

16. Provision for Income Taxes

The provision for income taxes and related effective tax rates for the three and nine months ended September 24, 2017 and September 25, 2016, respectively, were as follows:

	Three months ended		Nine months ended
Provision for income taxes	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Current	$6,455	$19,759	$16,486	$51,155
Deferred	11,930	9,710	6,150	28,737
Total	$18,385	$29,469	$22,636	$79,892

Effective tax rate	28.3%	36.0%	20.4%	39.4%

Income taxes are accounted for in accordance with the authoritative guidance for accounting for income taxes under which deferred tax assets and liabilities are determined based on the difference between their financial statement basis and tax basis, using enacted tax rates in effect for the year in which the differences are expected to reverse. In the first quarter of 2017 we retrospectively adopted the guidance of ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” and in connection, are presenting all deferred tax asset and liability balances as non-current on our consolidated balance sheet for the nine months ended September 24, 2017 and the year ended December 25, 2016 in this filing.

Our effective income tax rate for the three and nine months ended September 24, 2017 decreased by 7.7% and 19.0% respectively, primarily due to excess tax benefits of 6.0% and 12.6%, respectively, from share based payment transactions being recorded as an item of continuing operations in accordance with ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” effective for our 2017 fiscal year (Note 17). Our rate for the three months ended September 24, 2017 also reflects a benefit of 1.7% primarily from an adjustment to our income tax liability and changes in state tax law.

Our rate for the nine months ended September 24, 2017 also reflects a benefit of 2.7% primarily from an adjustment to our income tax liability and changes in state tax law. In connection with our acquisition of Boulder Brands, our rate for the nine months ended

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

September 25, 2016 was increased by approximately 3.7% due to the tax effect of certain non-deductible acquisition costs and compensation payments, a charge for an increase to our non-current state deferred income tax liability balance and a valuation allowance recorded on our foreign tax credit carryforward.

The Company regularly evaluates its deferred tax assets for future realization.  A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized.  Changes in valuation allowances from period to period are included in the Company's tax provision in the period of change. For the nine months ended September 25, 2016, as noted above, a valuation allowance was recorded on our foreign tax credit carryforward in connection with the Boulder Brands acquisition. There was no significant movement in our valuation allowances during the three and nine months ended September 24, 2017 and in the three months ended September 25, 2016.

The Company is a loss corporation as defined by Internal Revenue Code (“the Code”) Section 382. Section 382 places an annual limitation on our ability to use our federal net operating loss (“NOL”) carryovers and other attributes to reduce future taxable income. As of September 24, 2017, we have federal NOL carryovers of $425.5 million subject to an annual limitation of $17.1 million. As a result, $237.2 million of the carryovers exceed the estimated available Section 382 limitation. The Company has reduced its deferred tax assets for this limitation.

On January 15, 2016 we acquired Boulder which is a loss corporation. As of the acquisition date, Boulder Brands had approximately $53.8 million of federal NOL carryovers subject to the Section 382 provisions. The annual limitation is approximately $26.5 million subject to increase for recognized built in gains during the recognition period. Based on our analysis, we were able to utilize the acquired NOL balance on our 2016 federal income tax return without limitation.

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

•
We recognized discrete tax benefits of $14.0 million in the income taxes line item of our consolidated income statement for the nine months ended September 24, 2017 related to excess tax benefits upon vesting or settlement in that period.

•
We elected to adopt the cash flow presentation of the excess tax benefits prospectively, commencing with our cash flow statement for the nine months ended September 24, 2017, where these benefits are classified along with other income tax cash flows as an operating activity.

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

•	We excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the nine months ended September 24, 2017.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, guidance based on the principle that revenue is recognized in an amount expected to be collected and to which the entity expects to be entitled in exchange for the transfer of goods or services. In August 2015, the FASB deferred the effective date by one year while providing the option to early adopt the standard on the original effective date. Accordingly, the Company will adopt the standard in fiscal year 2018. We are in the process of analyzing the impact that the new guidance will have on our policies, processes, controls, and disclosures.  This assessment requires, among other things, a review of the contracts we have with our customers.  Substantially all of our revenue is earned pursuant to agreements under which we have one performance obligation, which is satisfied at a point-in-time.  Based on our analysis completed to date, we do not expect that this ASU will have a significant impact on the timing or amount of revenue recognition, our results of operations, or our financial position. The guidance allows for both retrospective and modified retrospective methods of adoption.  Based on our analysis to date, we plan to apply the modified retrospective method of adoption.

In February 2016, the FASB issued ASU No. 2016-02, "Leases". The FASB is amending the FASB Accounting Standards Codification ("ASC") and creating Topic 842, Leases, which will supersede Topic 840, Leases. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Under the new guidance, lessees will be required to recognize the assets and liabilities arising from leases on the balance sheet. The updated guidance will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. In transition to the new guidance, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of adopting this guidance.

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

In March 2017, the FASB issued ASU 2017-07, "Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost". ASU 2017-07 requires the service cost component of net periodic benefit cost be presented in the same income statement line item as other employee compensation costs arising from services rendered during the period and other components of the net periodic benefit cost be presented separately from the line item that includes the service cost and outside of any subtotal of operating income. For public entities, the amendments in ASU 2017-07 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of adopting this guidance.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting". ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in the update are effective for all annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoptions is permitted, including adoption in any interim period for which financial statements have not yet been issued. The amendments will be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating the impact of adopting this guidance.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities". ASU 2017-12 provides guidance that amends hedge accounting. Under the new guidance, more hedging strategies will be eligible for hedge accounting and the application of hedge accounting is simplified. The new guidance amends presentation and disclosure requirements, and how effectiveness is assessed. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted. The Company plans on early adopting this guidance in the first quarter of 2018. Currently all of the Company's commodity risk derivatives are not designated as hedges and thus do not qualify for hedge accounting. Upon implementation of this guidance, the Company expects a portion of these commodity risk derivatives to qualify for hedge accounting and its disclosures to be updated accordingly.

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
The following condensed consolidating financial information presents:

(1)	(a) Condensed consolidating balance sheets as of September 24, 2017 and December 25, 2016.
(b) The related condensed consolidating statements of operations and comprehensive earnings for the Company, Pinnacle Foods Finance LLC, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Three months ended September 24, 2017; and
ii. Three months ended September 25, 2016.

(c) The related condensed consolidating statements of cash flows for the Company, Pinnacle Foods Finance LLC, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Nine months ended ended September 24, 2017; and
ii. Nine months ended ended September 25, 2016.

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Balance Sheet September 24, 2017

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$—	$125,114	$6,227	$—	$131,341
Accounts receivable, net	—	—	291,465	8,716	—	300,181
Intercompany accounts receivable	102,013	—	979,355	—	(1,081,368)	—
Inventories, net	—	—	520,877	22,766	—	543,643
Other current assets	—	3,245	10,224	2,673	—	16,142
Total current assets	102,013	3,245	1,927,035	40,382	(1,081,368)	991,307
Plant assets, net	—	—	662,058	32,336	—	694,394
Investment in subsidiaries	1,904,751	2,641,134	40,115	—	(4,586,000)	—
Intercompany note receivable	—	2,895,851	45,152	9,800	(2,950,803)	—
Tradenames	—	—	2,458,670	4,782	—	2,463,452
Other assets, net	—	1,968	147,071	10,516	—	159,555
Deferred tax assets	—	356,370	—	—	(356,370)	—
Goodwill	—	—	2,105,078	63,409	—	2,168,487
Total assets	$2,006,764	$5,898,568	$7,385,179	$161,225	$(8,974,541)	$6,477,195
Current liabilities:
Short-term borrowings	$—	$—	$1,389	$—	$—	$1,389
Current portion of long-term obligations	—	22,620	12,179	14	—	34,813
Accounts payable	—	—	322,499	7,487	—	329,986
Intercompany accounts payable	—	1,047,805	—	33,562	(1,081,367)	—
Accrued trade marketing expense	—	—	25,378	2,426	—	27,804
Accrued liabilities	178	17,168	95,281	4,125	—	116,752
Dividends payable	40,150	—	—	—	—	40,150
Total current liabilities	40,328	1,087,593	456,726	47,614	(1,081,367)	550,894
Long-term debt	—	2,905,230	30,844	301	—	2,936,375
Intercompany note payable	—	—	2,884,469	66,335	(2,950,804)	—
Pension and other postretirement benefits	—	—	53,725	—	—	53,725
Other long-term liabilities	—	994	28,938	3,262	—	33,194
Deferred tax liabilities	—	—	1,289,343	2,492	(356,370)	935,465
Total liabilities	40,328	3,993,817	4,744,045	120,004	(4,388,541)	4,509,653
Commitments and contingencies (Note 14)
Shareholders' equity:
Pinnacle common stock	1,198	—	—	—	—	1,198
Additional paid-in-capital	1,448,196	1,449,394	1,371,324	32,771	(2,853,489)	1,448,196
Retained earnings	582,262	488,467	1,298,427	6,731	(1,793,625)	582,262
Accumulated other comprehensive (loss)/gain	(33,110)	(33,110)	(28,617)	613	61,114	(33,110)
Capital stock in treasury, at cost	(32,110)	—	—	—	—	(32,110)
Total Pinnacle Foods Inc. and Subsidiaries stockholders' equity	1,966,436	1,904,751	2,641,134	40,115	(4,586,000)	1,966,436
Non-controlling interest	—	—	—	1,106	—	1,106
Total Equity	1,966,436	1,904,751	2,641,134	41,221	(4,586,000)	1,967,542
Total liabilities and equity	$2,006,764	$5,898,568	$7,385,179	$161,225	$(8,974,541)	$6,477,195

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings For the three months ended September 24, 2017

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$736,458	$35,456	$(22,100)	$749,814
Cost of products sold	—	—	522,623	29,447	(21,547)	530,523
Gross profit	—	—	213,835	6,009	(553)	219,291

Marketing and selling expenses	—	—	49,633	859	—	50,492
Administrative expenses	—	—	29,605	1,357	—	30,962
Research and development expenses	—	—	3,723	185	—	3,908
Tradename impairment charges	—	—	39,100	—	—	39,100
Intercompany royalties	—	—	(162)	162	—	—
Intercompany management fees	—	—	—	392	(392)	—
Intercompany technical service fees	—	—	—	161	(161)	—
Other (income) expense, net	—	(1,482)	2,063	194	—	775
Equity in (earnings) loss of investees	(46,581)	(51,043)	(1,740)	—	99,364	—
	(46,581)	(52,525)	122,222	3,310	98,811	125,237
Earnings before interest and taxes	46,581	52,525	91,613	2,699	(99,364)	94,054
Intercompany interest (income) expense	—	(19,634)	19,415	219	—	—
Interest expense	—	28,169	947	9	—	29,125
Interest income	—	—	31	6	—	37
Earnings before income taxes	46,581	43,990	71,282	2,477	(99,364)	64,966
(Benefit) provision for income taxes	—	(2,591)	20,239	737	—	18,385
Net earnings	46,581	46,581	51,043	1,740	(99,364)	46,581
Less: Net loss attributable to non-controlling interest	—	—	—	—	—	—
Net earnings attributable to Pinnacle Foods, Inc. and Subsidiaries common stockholders	$46,581	$46,581	$51,043	$1,740	$(99,364)	$46,581

Total comprehensive earnings	52,437	52,437	55,881	6,404	(114,722)	52,437
Less: Comprehensive loss attributable to non-controlling interest	—	—	—	—	—	—
Comprehensive earnings attributable to Pinnacle Foods, Inc. and Subsidiaries	$52,437	$52,437	$55,881	$6,404	$(114,722)	$52,437

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings For the three months ended September 25, 2016

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$730,853	$37,670	$(9,702)	$758,821
Cost of products sold	—		503,863	35,243	(8,989)	530,117
Gross profit	—	—	226,990	2,427	(713)	228,704

Marketing and selling expenses	—	—	52,666	1,213	—	53,879
Administrative expenses	—	—	34,552	1,887	—	36,439
Research and development expenses	—	—	4,392	172	—	4,564
Tradename impairment charges	—	—	11,200	—	—	11,200
Intercompany royalties	—	—	(106)	(73)	179	—
Intercompany management fees				642	(642)	—
Intercompany technical service fees	—	—	—	250	(250)	—
Termination fee received, net of costs, associated with the Hillshire merger agreement	—	—	—	—	—	—
Other expense, net		256	3,681	417	—	4,354
Equity in (earnings) loss of investees	(52,353)	(57,978)	3,176	—	107,155	—
	(52,353)	(57,722)	109,561	4,508	106,442	110,436
Earnings before interest and taxes	52,353	57,722	117,429	(2,081)	(107,155)	118,268
Intercompany interest (income) expense	—	(26,919)	25,745	1,174	—	—
Interest expense	—	35,945	517	11	—	36,473
Interest income	—	—	12	15	—	27
Earnings before income taxes	52,353	48,696	91,179	(3,251)	(107,155)	81,822
(Benefit) provision for income taxes	—	(3,657)	33,201	(75)	—	29,469
Net earnings	52,353	52,353	57,978	(3,176)	(107,155)	52,353
Less: Net (loss) earnings attributable to non-controlling interest	—	—	—	—	—	—
Net earnings (loss) attributable to Pinnacle Foods, Inc. and Subsidiaries common stockholders	$52,353	$52,353	$57,978	$(3,176)	$(107,155)	$52,353

Total comprehensive earnings (loss)	52,918	52,918	56,677	(4,704)	(104,891)	52,918
Less: Comprehensive (loss) attributable to non-controlling interest	—	—	—	—	—	—
Comprehensive earnings (loss) attributable to Pinnacle Foods, Inc. and Subsidiaries	$52,918	$52,918	$56,677	$(4,704)	$(104,891)	$52,918

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings For the nine months ended September 24, 2017

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$2,220,972	$109,651	$(70,127)	$2,260,496
Cost of products sold	—	—	1,639,068	95,106	(68,451)	1,665,723
Gross profit	—	—	581,904	14,545	(1,676)	594,773

Marketing and selling expenses	—	—	152,821	2,735	—	155,556
Administrative expenses	—	—	96,309	4,294	—	100,603
Research and development expenses	—	—	12,001	508	—	12,509
Tradename impairment charges	—	—	66,530	—	—	66,530
Intercompany royalties	—	—	(516)	516	—	—
Intercompany management fees	—	—	—	1,174	(1,174)	—
Intercompany technical service fees	—	—	—	502	(502)	—
Other (income) expense, net	—	(1,879)	12,109	63	—	10,293
Equity in (earnings) loss of investees	(88,176)	(132,622)	(2,860)	—	223,658	—
	(88,176)	(134,501)	336,394	9,792	221,982	345,491
Earnings before interest and taxes	88,176	134,501	245,510	4,753	(223,658)	249,282
Intercompany interest (income) expense	—	(61,563)	60,918	645	—	—
Interest expense	—	136,111	2,220	32	—	138,363
Interest income	—	—	51	14	—	65
Earnings before income taxes	88,176	59,953	182,423	4,090	(223,658)	110,984
(Benefit) provision for income taxes	—	(28,223)	49,801	1,058	—	22,636
Net earnings	88,176	88,176	132,622	3,032	(223,658)	88,348
Less: Net earnings attributable to non-controlling interest	—	—	—	172	—	172
Net earnings attributable to Pinnacle Foods, Inc. and Subsidiaries common stockholders	$88,176	$88,176	$132,622	$2,860	$(223,658)	$88,176

Total comprehensive earnings	106,635	106,635	139,663	9,578	(255,704)	106,807
Less: Comprehensive earnings attributable to non-controlling interest	—	—	—	172	—	172
Comprehensive earnings attributable to Pinnacle Foods, Inc. and Subsidiaries	$106,635	$106,635	$139,663	$9,406	$(255,704)	$106,635

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings For the nine months ended September 25, 2016

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$2,217,492	$120,473	$(68,508)	$2,269,457
Cost of products sold	—	—	1,577,814	109,224	(66,044)	1,620,994
Gross profit	—	—	639,678	11,249	(2,464)	648,463

Marketing and selling expenses	—	—	169,559	4,254	—	173,813
Administrative expenses	—	—	119,625	6,405	—	126,030
Research and development expenses	—	—	13,295	552	—	13,847
Tradename impairment charges	—	—	11,200	—	—	11,200
Intercompany royalties			(410)	410	—	—
Intercompany management fees	—	—	—	1,716	(1,716)	—
Intercompany technical service fees	—	—	—	748	(748)	—
Other (income) expense, net	—	(1,027)	17,716	549	—	17,238
Equity in (earnings) loss of investees	(122,973)	(136,635)	4,841	—	254,767	—
	(122,973)	(137,662)	335,826	14,634	252,303	342,128
Earnings before interest and taxes	122,973	137,662	303,852	(3,385)	(254,767)	306,335
Intercompany interest (income) expense	—	(78,611)	77,327	1,284	—	—
Interest expense	—	102,072	1,496	33	—	103,601
Interest income	—	—	83	48	—	131
Earnings (loss) before income taxes	122,973	114,201	225,112	(4,654)	(254,767)	202,865
(Benefit) provision for income taxes	—	(8,772)	88,477	187	—	79,892
Net earnings (loss)	122,973	122,973	136,635	(4,841)	(254,767)	122,973
Less: Net earnings (loss) attributable to non-controlling interest	—	—	—	—	—	—
Net earnings (loss) attributable to Pinnacle Foods, Inc. and Subsidiaries common stockholders	$122,973	$122,973	$136,635	$(4,841)	$(254,767)	$122,973

Total comprehensive earnings (loss)	119,989	119,989	141,015	(1,070)	(259,934)	119,989
Less: Comprehensive earnings (loss) attributable to non-controlling interest	—	—	—	—	—	—
Comprehensive earnings (loss) attributable to Pinnacle Foods, Inc. and Subsidiaries	$119,989	$119,989	$141,015	$(1,070)	$(259,934)	$119,989

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Cash Flows For the nine months ended September 24, 2017
	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$—	$(22,332)	$189,654	$11,400	$—	$178,722
Cash flows from investing activities
Intercompany accounts receivable/payable	—	128,387	17,917	—	(146,304)	—
Intercompany loans	—	129,106	—	—	(129,106)	—
Investment in Subsidiary	96,543	88,379	—	—	(184,922)	—
Capital expenditures	—	—	(69,049)	(1,466)	—	(70,515)
Sale of plant assets	—	—	517	1,430	—	1,947
Net cash provided by (used in) investing activities	96,543	345,872	(50,615)	(36)	(460,332)	(68,568)
Cash flows from financing activities
Net proceeds from issuance of common stock	14,868	—	—	—	—	14,868
Taxes paid related to net share settlement of equity awards	(10,238)	—	—	—	—	(10,238)
Dividends paid	(101,173)	—	—	—	—	(101,173)
Proceeds from bank term loans	—	2,262,000	—	—	—	2,262,000
Repayments of long-term obligations	—	(2,476,060)	(2,849)	—	—	(2,478,909)
Proceeds from short-term borrowing	—	—	2,743	—	—	2,743
Repayments of short-term borrowing	—	—	(3,743)	—	—	(3,743)
Intercompany accounts receivable/payable	—	—	(128,387)	(17,917)	146,304	—
Return of capital	—	(96,543)	(88,379)	—	184,922	—
Intercompany loans	—	—	(129,106)	—	129,106	—
Repayment of capital lease obligations	—	—	(5,442)	(94)	—	(5,536)
Debt acquisition costs	—	(12,937)	—	—	—	(12,937)
Net cash (used in) provided by financing activities	(96,543)	(323,540)	(355,163)	(18,011)	460,332	(332,925)
Effect of exchange rate changes on cash				1,036		1,036
Net change in cash and cash equivalents	—	—	(216,124)	(5,611)	—	(221,735)
Cash and cash equivalents - beginning of period	—	—	341,238	11,838	—	353,076
Cash and cash equivalents - end of period	$—	$—	$125,114	$6,227	$—	$131,341

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Cash Flows For the nine months ended September 25, 2016

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(10,767)	$4,004	$230,643	$16,062	$—	$239,942
Cash flows from investing activities
Payments for business acquisitions	—	—	(985,365)	—	—	(985,365)
Intercompany accounts receivable/payable	—	24,071	6,782	—	(30,853)	—
Intercompany loans	—	(880,122)	—	—	880,122	—
Investment in subsidiaries	65,516	49,564	—	—	(115,080)	—
Capital expenditures	—	—	(73,421)	(3,202)	—	(76,623)
Net cash (used in) provided by investing activities	65,516	(806,487)	(1,052,004)	(3,202)	734,189	(1,061,988)
Cash flows from financing activities
Net proceeds from the issuance of common stock	24,914	—	—	—	—	24,914
Excess tax benefits on stock-based compensation	10,767	—	—	—	—	10,767
Taxes paid related to net share settlement of equity awards	(1,087)	—	—	—	—	(1,087)
Dividends paid	(89,343)	—	—	—	—	(89,343)
Proceeds from bond offering	—	350,000	—	—	—	350,000
Proceeds from bank term loan	—	547,250	—	—	—	547,250
Repayments of long-term obligations	—	(6,687)	(3,458)	—	—	(10,145)
Proceeds from short-term borrowing	—	—	2,182	—	—	2,182
Repayments of short-term borrowing	—	—	(3,180)	—	—	(3,180)
Intercompany accounts receivable/payable	—	—	(24,071)	(6,782)	30,853	—
Return of capital	—	(65,516)	(49,564)	—	115,080	—
Intercompany loans	—	—	880,122	—	(880,122)	—
Repayment of capital lease obligations	—	—	(2,611)	(10)	—	(2,621)
Debt acquisition costs	—	(22,564)	—	—	—	(22,564)
Net cash (used in) provided by financing activities	(54,749)	802,483	799,420	(6,792)	(734,189)	806,173
Effect of exchange rate changes on cash	—	—	—	252	—	252
Net change in cash and cash equivalents	—	—	(21,941)	6,320	—	(15,621)
Cash and cash equivalents - beginning of period	—	—	177,669	2,880	—	180,549
Cash and cash equivalents - end of period	$—	$—	$155,728	$9,200	$—	$164,928

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

•
In October 2016, we voluntarily ceased production at our private label gluten-free bakery operation, which is based in the United Kingdom. For the three and nine months ended September 25, 2016, net sales were $2.7 million and $8.4 million, respectively and the business incurred a loss before interest, taxes, depreciation and amortization of $1.2 million and $4.0 million, respectively.

•
In May 2017, the Company issued a voluntary recall for certain Aunt Jemima retail and foodservice frozen breakfast products. The cost impact of the Recall (as defined in Note 14) for the three months ended September 24, 2017 is a charge to gross margin of $3.4 million, of which $2.8 million is recorded as a reduction of Net Sales related to customer returns with the remaining $0.6 million relating to freight and disposal costs, charged directly to Cost of products sold. The cost impact of the Recall for the nine months ended September 24, 2017 is a charge to gross margin of $12.0 million, of which $9.9 million is recorded as a reduction of Net Sales related to customer returns with the remaining $2.1 million relating to freight and disposal costs, charged directly to Cost of products sold. As of September 24, 2017, the reserve related to the Recall remaining on the Company's Consolidated Balance Sheets is $1.9 million in Accrued liabilities.

•
In the nine months ended September 24, 2017, the Company recorded $64.2 million of charges related to the Exit (as defined in Note 10) which consisted of intangible asset impairment charges of $31.2 million, accelerated depreciation charges of $23.6 million, charges to adjust inventory to net realizable value of $4.6 million, $3.3 million of contract termination and other fees in addition to employee termination costs of $1.5 million.

•
In addition, for the three and nine months ended September 24, 2017, the Company recorded approximately $7 million and $13 million, respectively, of other charges, primarily consisting of additional strategic investments to strengthen capabilities and systems at our Jackson manufacturing facility. For the fourth quarter of 2017 we expect to incur an additional approximately $2 million of such costs.

•
In the three and nine months ended September 24, 2017, the Company recorded approximately $4 million and $9 million, respectively of costs related to implementing prevention-based processes and procedures across our manufacturing network, including improving  assets and strengthening capabilities and systems (excluding the Jackson manufacturing facility). For the fourth quarter of 2017 we expect to incur an additional approximately $1 million of such costs.

•
Impairment of Goodwill, Tradenames and Long-Lived Assets. We test our goodwill and intangible assets annually or more frequently (if necessary) for impairment and have recorded impairment charges in the current year. Upon completion of the annual testing in the third quarter of 2017, the Company recorded tradename impairments of $24.8 million on Celeste, $6.5 million on Snyder of Berlin, $4.2 million on Nalley, $3.1 million on Bernstein and $0.5 million on Swanson. Celeste and Swanson are reported in the Frozen segment, Nalley and Bernstein are reported in the Grocery segment, and Snyder of Berlin is reported in the Specialty segment. These charges were the result of the Company's reassessment of the long-term sales projections for the brands during our annual planning cycle which occurs during the third quarter each year as well as a 50 basis point increase in the weighted average cost of capital assumed in the calculation.

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

Results of Operations:
Consolidated Statements of Operations
The following tables set forth our statement of operations data expressed in dollars and as a percentage of net sales.

	Three months ended				Nine months ended
	September 24, 2017		September 25, 2016		September 24, 2017		September 25, 2016
Net sales	$749.8	100.0%	$758.8	100.0%	$2,260.5	100.0%	$2,269.5	100.0%
Cost of products sold	530.5	70.8%	530.1	69.9%	1,665.7	73.7%	1,621.0	71.4%
Gross profit	219.3	29.2%	228.7	30.1%	594.8	26.3%	648.5	28.6%

Marketing and selling expenses	$50.5	6.7%	$53.9	7.1%	$155.6	6.9%	$173.8	7.7%
Administrative expenses	31.0	4.1%	36.4	4.8%	100.6	4.5%	126.0	5.6%
Research and development expenses	3.9	0.5%	4.6	0.6%	12.5	0.6%	13.8	0.6%
Tradename impairment charges	39.1	5.2%	11.2	1.5%	66.5	2.9%	11.2	0.5%
Other expense (income), net	0.8	0.1%	4.4	0.6%	10.3	0.5%	17.2	0.8%
	$125.2	16.7%	$110.4	14.5%	$345.5	15.3%	$342.1	15.1%
Earnings before interest and taxes	$94.1	12.6%	$118.3	15.6%	$249.3	11.0%	$306.3	13.5%

	Three months ended		Nine months ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Net sales
Frozen	$301.4	$314.4	$918.2	$933.7
Grocery	270.4	258.9	805.8	790.9
Boulder	101.0	92.4	293.0	267.3
Specialty	77.0	93.0	243.5	277.6
Total	$749.8	$758.8	$2,260.5	$2,269.5

Earnings (loss) before interest and taxes
Frozen	$28.2	$54.2	$66.9	$151.3
Grocery	51.8	55.2	165.5	148.7
Boulder	19.1	7.0	38.1	8.3
Specialty	1.0	8.4	(0.8)	22.4
Unallocated corporate expense	(6.1)	(6.5)	(20.4)	(24.3)
Total	$94.1	$118.3	$249.3	$306.3

Depreciation and amortization
Frozen	$10.4	$10.6	$59.6	$31.6
Grocery	7.7	8.4	23.6	24.6
Boulder	3.9	3.6	11.3	9.7
Specialty	4.6	4.4	12.9	12.9
Total	$26.5	$27.1	$107.4	$78.7

Three months ended September 24, 2017 compared to the three months ended September 25, 2016
Net sales
Net sales for the three months ended September 24, 2017 declined $9.0 million, or 1.2%, versus year-ago to $749.8 million, driven by a 2.8% decline resulting from the Recall and the subsequent Exit. The wind-down of the Boulder Brands United Kingdom operations and SKU rationalization program, both implemented in the second half of 2016, contributed to the decline by 0.8%. The SKU rationalization program consisted of the discontinuation of certain lower margin Boulder products as part of the overall acquisition integration. Also unfavorably impacting the net sales in the period was the impact of hurricanes Harvey and Irma ("the hurricanes"), estimated to be approximately 0.7%. Partially offsetting these declines was favorable volume/mix of 2.5%, higher net price realization of 0.5%, and favorable foreign currency translation of 0.1%. In an industry generally marked by low growth and a challenging environment to fully pass on price increases, we continue to outpace the performance of our composite categories, with market share growth of 0.7 percentage points in the third quarter of 2017.
Frozen Segment:
Net sales in the three months ended September 24, 2017 decreased $13.0 million, or 4.1%, versus year-ago to $301.4 million, reflecting a 2.8% decline resulting from the aforementioned Recall and subsequent Exit, an estimated 1.3% decline resulting from the hurricanes as well as unfavorable volume/mix of 0.5%. Partially offsetting these declines was higher net price realization of 0.2%, including the negative impact of higher new product introductory costs, and favorable foreign currency translation of 0.3%. The Birds Eye franchise continued to post growth in the quarter, despite the impact of the hurricanes, driven by continued momentum of the five new innovation platforms launched in the second quarter of 2017 - namely Birds Eye Veggie Made Pasta, Birds Eye Veggie Made Mashed, Birds Eye Superfood Blends, Birds Eye Organic, and Disney-themed Birds Eye Voila!. Also impacting the period were lower net sales from our Canadian business and, to a lesser extent, our Hungry-Man entrées.
Grocery Segment:
Net sales in the three months ended September 24, 2017 were $270.4 million, an increase of $11.5 million, or 4.4% versus year-ago, driven by higher volume/mix of 3.9% and higher net price realization of 0.5%, including the benefit of lower new product introductory costs versus year-ago. The period benefited from higher net sales of Duncan Hines baking products, driven by the first-half launch of our Perfect Size for 1, Vlasic pickles, fueled by the launch of Purely Pickles, and Armour canned meat, reflecting continued solid growth and a hurricane-related surge in demand. Partially offsetting these increases were lower net sales of our Wish-Bone dressings, Comstock & Wilderness pie fillings and our Smart Balance shelf stable spreads.
Boulder Segment:
Net sales in the three months ended September 24, 2017 were $101.0 million, an increase of $8.6 million, or 9.3% versus year-ago, reflecting a 12.7% increase from volume/mix and favorable net price realization of 2.6%. Offsetting these gains was a 2.9% decline resulting from the wind-down of the Boulder Brands United Kingdom operations and a 3.1% impact from the SKU rationalization program. During the period we realized double digit growth from our gardein, Earth Balance and Evol products resulting from strong distribution gains, partially offset by lower sales of our Udi's products due, in part, to the SKU rationalization program.
Specialty Segment:
Net sales in the three months ended September 24, 2017 were $77.0 million, a decline of $16.0 million, or 17.2% versus year-ago, reflecting an 13.3% decline from the aforementioned Recall and subsequent Exit as well as lower volume/mix of 3.6%, primarily driven by the decision to exit the gardein private label business earlier in the year, as well as lower net price realization of 0.3%.
Gross profit
Gross profit for the three months ended September 24, 2017 was $219.3 million, or 29.2% of net sales, compared to $228.7 million, or 30.1% of net sales, in the comparable prior year period. Excluding items affecting comparability, Adjusted Gross Profit declined 5.4% to $216.7 million and Adjusted Gross Profit as a Percentage of Sales decreased approximately 130 basis points to 28.9%. See Adjusted Gross Profit reconciliation later in the document for further details.
The following table outlines the factors resulting in the year-on-year change in gross profit and gross margin percentage in the three months ended September 24, 2017.

	$ (in millions)	% of net sales
Productivity	$21.0	2.8%
Higher net price realization, including slotting	5.1	0.5
Higher mark to market gains on financial instruments	2.0	0.3
Foreign exchange gains	0.6	—
Inflation	(17.0)	(2.3)
Unfavorable product mix	(7.2)	(0.5)
Higher depreciation expense	(1.4)	(0.2)
Higher acquisition integration charges	(1.0)	(0.1)
Other	(2.3)	(0.3)
	(0.2)	0.2

Aunt Jemima retail and foodservice frozen breakfast products exit (a)	(7.4)	(0.3)
Strategic manufacturing investments (b)	(4.0)	(0.5)
Aunt Jemima retail and foodservice frozen breakfast products recall	(3.4)	(0.3)
	(14.8)	(1.1)

Subtotal	$(15.0)	(0.9)%
Higher sales volume	5.6
Total	$(9.4)

(a) Primarily consisting of additional strategic investments to strengthen capabilities and systems at our Jackson manufacturing facility as well as the impact to gross margin from lower sales resulting from the impact of the Exit.
(b) Consists primarily of costs related to implementing prevention-based processes and procedures across our manufacturing network, including improving  assets and strengthening capabilities and systems (excluding the Jackson manufacturing facility).

Marketing and selling expenses
Marketing and selling expenses decreased 6.3% to $50.5 million, or 6.7% of net sales, for the three months ended September 24, 2017, compared to $53.9 million, or 7.1% of net sales for the prior year period. The decrease was primarily driven by lower performance-based compensation partially offset by higher consumer marketing.
Administrative expenses
Administrative expenses were $31.0 million, or 4.1% of net sales, for the three months ended September 24, 2017, compared to $36.4 million, or 4.8% of net sales, for the comparable prior year period. The decrease was primarily driven by synergies realized as part of the Boulder Brands acquisition integration as well as lower performance-based compensation.

Research and development expenses
Research and development expenses were $3.9 million, or 0.5% of net sales, for the three months ended September 24, 2017 compared to $4.6 million, or 0.6% of net sales, for the prior year period.

Tradename impairment charges
For the three months ended September 24, 2017, the Company recorded tradename impairments of $24.8 million on Celeste, $6.5 million on Snyder of Berlin, $4.2 million on Nalley, $3.1 million on Bernstein and $0.5 million on Swanson. See Note 9 for further details.

Other income and expense

	Three months ended
	September 24, 2017	September 25, 2016
Other expense, net consists of:
Amortization of intangibles/other assets	$2.5	$4.3
Foreign exchange (gains)/losses	(1.5)	0.3
Royalty income and other	(0.2)	(0.2)
Total other expense, net	$0.8	$4.4

Foreign exchange gains. Represents foreign exchange gains from intra-entity loans resulting from the November 2014 Garden Protein acquisition that are anticipated to be settled in the foreseeable future.

Earnings before interest and taxes

Earnings before interest and taxes decreased $24.2 million, or 20.5%, to $94.1 million, primarily resulting from lower gross profit, as well as the unfavorable impact of items affecting comparability, which totaled $36.3 million and $16.3 million in the three months ended September 24, 2017 and September 25, 2016, respectively. The variance in items affecting comparability primarily resulted from higher tradename impairment charges partially offset by lower restructuring and integration costs and higher unrealized mark to market gains. These unfavorable impacts were partially offset by lower marketing and selling, administrative expenses and other expense, net. Excluding items affecting comparability, Adjusted Earnings Before Interest and Taxes decreased $4.2 million, or 3.1%, to $130.4 million.

Frozen Segment:
Earnings before interest and taxes for the three months ended September 24, 2017 were $28.2 million, a decrease of 47.9%, or $26.0 million, as compared to earnings before interest and taxes of $54.2 million in the year-ago period, reflecting lower gross profit which included the impact of the Recall, input cost inflation, unfavorable impact of the hurricanes, the unfavorable impact of items affecting comparability, primarily higher tradename impairment charges and higher marketing spending. Partially offsetting these items was strong productivity and higher mark-to-market gains. Excluding items affecting comparability, Adjusted Earnings Before Interest and Taxes decreased 17.7% to $52.5 million.

Grocery Segment:
Earnings before interest and taxes for the three months ended September 24, 2017 were $51.8 million, a decrease of 6.2%, or $3.4 million, as compared to the year-ago period, reflecting the unfavorable impact of items affecting comparability, primarily tradename impairment charges as well as input cost inflation, the unfavorable impact of the hurricanes and higher marketing spending. Partially offsetting these items were strong productivity, synergies realized as part of the Boulder Brands acquisition integration and the benefit of the net sales growth. Excluding items affecting comparability, Adjusted Earnings Before Interest and Taxes increased 4.7% to $58.0 million.

Boulder Segment:
Earnings before interest and taxes for the three months ended September 24, 2017 were $19.1 million, an increase of 174.6%, or $12.2 million, as compared to $7.0 million in the year-ago period, largely reflecting synergies realized as part of the acquisition, the strong net sales growth, productivity and the favorable impact of items affecting comparability partially offset by input cost inflation. Excluding items affecting comparability, Adjusted Earnings Before Interest and Taxes increased 48.8% to $18.6 million.

Specialty Segment:
Earnings before interest and taxes for the three months ended September 24, 2017 were $1.0 million, a decrease of 88.0%, or $7.4 million, compared to earnings before interest and taxes of $8.4 million during the year-ago period, reflecting the negative impact of items affecting comparability, primarily higher tradename impairment charges as well as the decline in net sales, which included the impact of the Recall. These items were partially offset by productivity. Excluding items affecting comparability, Adjusted Earnings Before Interest and Taxes decreased 21.3%, to $7.3 million.

Unallocated corporate expense:
Unallocated corporate expense for the three months ended September 24, 2017 was $6.1 million, a decrease of 5.7%, or$0.4 million, as compared to the year-ago period primarily driven by lower performance-based compensation.

Interest expense, net

Net interest expense decreased 20.2%, or $7.4 million, to $29.1 million in the three months ended September 24, 2017, compared to $36.4 million in the three months ended September 25, 2016. The decrease primarily resulted from the impact of the first quarter 2017 Refinancing which lowered outstanding debt balances and interest rates on our Term Loans. Also impacting the period was lower interest rate swap losses described below.

We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed-rate debt. Any gains or losses realized on the interest rate swap agreements, excluding the AOCL portion, are recorded as an adjustment to interest expense. Included in net interest expense was the impact from interest rate swap agreements of $1.0 million of gains and losses of $2.6 million for the third quarter of 2017 and 2016, respectively.

Provision for income taxes

The effective tax rate was 28.3% for the three months ended September 24, 2017 compared to 36.0% for the three months ended September 25, 2016.

Our effective rate for the three months ended September 24, 2017 decreased by 7.7 percentage points primarily due to excess tax benefits of 6.0% from share based payment transactions being recorded as an item of continuing operations in accordance with ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” effective for our 2017 fiscal year (Note 17). Our rate for the three months ended September 24, 2017 also reflects a benefit of 1.7% primarily from an adjustment to our income tax liability and changes in state tax law.

The Company is a loss corporation as defined by Section 382 of the Code. Section 382 places an annual limitation on our ability to use our NOL carryovers and other attributes to reduce future taxable income. As of September 24, 2017, we have federal NOL carryovers of $425.5 million subject to an annual limitation of $17.1 million. As a result, $237.2 million of the carryovers exceed the estimated available Section 382 limitation. The Company has reduced its deferred tax assets for this limitation.

We have significant tax-deductible intangible asset amortization and federal and state NOLs, which resulted in federal and state cash tax savings through 2016. We expect continued amortization and utilization of our NOLs will generate additional cash tax savings in 2017 and thereafter.

Nine months ended September 24, 2017 compared to the nine months ended September 25, 2016
Net sales
Net sales for the nine months ended September 24, 2017 were $2,260.5 million, a decline of 0.4% versus year-ago, reflecting a 1.8% decrease from the impact of the Recall and the subsequent Exit, a 0.5% impact from the SKU rationalization program, and a 0.4% decline resulting from the wind-down of Boulder Brands United Kingdom operations. Also unfavorably impacting the net sales in the period was the impact of the hurricanes, estimated to be approximately 0.2%, as well as lower net price realization of 0.1%.These decreases were partially offset by a 1.6% increase from volume/mix, and a $22.0 million, or 1.0%, increase from the additional three weeks of consolidated results of the Boulder Brands acquisition in the current period compared to the prior year. In an industry generally marked by low growth and a challenging environment to fully pass on price increases, we continue to outpace the performance of our composite categories, with market share growth in the nine months of 0.6 percentage points.

Frozen Segment:
Net sales in the nine months ended September 24, 2017 decreased $15.5 million, or 1.7%, versus year-ago to $918.2 million, reflecting a 2.2% decline resulting from the aforementioned Recall and subsequent Exit, lower net price realization of 0.5% and an estimated 0.4% decline due to the impact of the hurricanes. These declines were partially offset by a 1.2% increase from volume/mix, a 0.1% increase from the benefit of the Boulder Brands acquisition and favorable foreign currency translation of 0.1%. During the period we realized continued strong sales from the Birds Eye franchise, which was more than offset by the impacts of the aforementioned Recall and exit as well as lower net sales of our Canadian and Seafood businesses.
Grocery Segment:
Net sales in the nine months ended September 24, 2017 were $805.8 million, an increase of $15.0 million, or 1.9% versus year-ago, reflecting a 2.0% increase from volume/mix and a 0.6% benefit from the Boulder Brands acquisition, partially offset by lower net price realization of 0.7%. Growth in the period was driven by higher sales of Duncan Hines baking products, which included the launch of eighteen varieties of our innovative new Perfect Size for 1, and Armour canned meat driven in part by a hurricane-related surge in demand. Partially offsetting these increases were lower sales of Wish-Bone dressings, Vlasic pickles and Comstock & Wilderness pie fillings.
Boulder Segment:
Net sales in the nine months ended September 24, 2017 increased $25.7 million, or 9.6%, versus year-ago to $293.0 million reflecting a 8.5% increase from volume/mix, a 5.7% benefit from the Boulder Brands acquisition, and higher net price realization of 3.0%. Partially offsetting these gains was a 4.5% impact from the SKU rationalization program and a 3.1% decline resulting from the wind-down of the Boulder Brands United Kingdom operations. During the period we realized double digit growth from our gardein, Earth Balance and Evol products resulting from strong distribution gains.
Specialty Segment:
Net sales in the nine months ended September 24, 2017 were $243.5 million, a decline of $34.1 million, or 12.3% versus year-ago, reflecting a 7.4% decline resulting from the Recall and subsequent Exit and a 4.9% decrease from volume/mix, driven by the decision to exit the gardein private label business earlier in the year and lower foodservice sales, as well as lower net price realization of 0.3%. Partially offsetting these decreases was a benefit from the Boulder Brands acquisition of 0.3%.
Gross profit
Gross profit for the nine months ended September 24, 2017 was $594.8 million, or 26.3% of net sales, compared to $648.5 million, or 28.6% of net sales, in the comparable prior year period. Excluding items affecting comparability, Adjusted Gross Profit declined 2.2% to $638.8 million and Adjusted Gross Profit as a Percentage of Sales decreased approximately 50 basis points to 28.3%. See Adjusted Gross Profit reconciliation later in the document for further details.
The following table outlines the factors resulting in the year-on-year change in gross profit and gross margin percentage in the nine months ended September 24, 2017.

	$ (in millions)	% of net sales
Productivity	$64.0	2.8%
Effects of adjustments related to the application of purchase accounting (a)	10.4	0.5
Higher net price realization, including slotting	2.0	0.1
Foreign exchange gains	0.4	—
Inflation	(45.0)	(2.0)
Unfavorable product mix	(13.6)	(0.3)
Higher mark to market losses on financial instruments	(9.8)	(0.5)
Higher acquisition integration charges	(8.4)	(0.4)
Higher depreciation expense	(4.7)	(0.2)
Other	3.2	0.1
	(1.5)	0.1

Aunt Jemima retail and foodservice frozen breakfast products exit (b)	(47.9)	(1.6)
Aunt Jemima retail and foodservice frozen breakfast products recall	(12.0)	(0.4)
Strategic manufacturing investments (c)	(8.7)	(0.4)
	(68.6)	(2.4)

Subtotal	$(70.1)	(2.3)%
Higher sales volume	16.4
Total	$(53.7)

(a) Represents expense recorded in 2016 related to the write-up to fair market value of inventories acquired as a result of the Boulder Brands acquisition.
(b) Consists of $33.0 million of charges related to the Exit (Note 10) as well as $14.9 million of other charges, primarily consisting of additional strategic investments to strengthen capabilities and systems at our Jackson manufacturing facility as well as the impact to gross margin from lower sales resulting from the impact of the Exit.
(c) Consists primarily of costs related to implementing prevention-based processes and procedures across our manufacturing network, including improving  assets and strengthening capabilities and systems (excluding the Jackson manufacturing facility).

Marketing and selling expenses
Marketing and selling expenses decreased 10.5% to $155.6 million, or 6.9% of net sales, for the nine months ended September 24, 2017, compared to $173.8 million, or 7.7% of net sales for the prior year period. The decrease was primarily driven by favorable timing of consumer marketing spend, recoveries of previously incurred marketing costs and reduced performance-based compensation.
Administrative expenses
Administrative expenses were $100.6 million, or 4.5% of net sales, for the nine months ended September 24, 2017, compared to $126.0 million, or 5.6% of net sales, for the comparable prior year period. The decrease was primarily driven by synergies realized as part of the Boulder Brands acquisition integration as well as lower performance-based compensation partially offset by higher equity based compensation expense driven by the change in CEO in the prior year period.

Research and development expenses
Research and development expenses were $12.5 million, or 0.6% of net sales, for the nine months ended September 24, 2017 compared to $13.8 million, or 0.6% of net sales, for the prior year period.

Tradename impairment charges
For the nine months ended September 24, 2017, the Company recorded tradename impairment charges of $27.4 million on Aunt Jemima, $24.8 million on Celeste, $6.5 million on Snyder of Berlin, $4.2 million on Nalley, $3.1 million on Bernstein and $0.5 million on Swanson. See Note 9 for further details.

Other income and expense

	Nine months ended
	September 24, 2017	September 25, 2016
Other expense, net consists of:
Amortization of intangibles/other assets	$13.4	$12.7
Foreign exchange gains	(1.9)	(1.0)
Boulder Brands acquisition costs	—	6.8
Royalty income and other	(1.2)	(1.2)
Total other expense, net	$10.3	$17.2

Foreign exchange gains. Represents foreign exchange gains from intra-entity loans resulting from the November 2014 Garden Protein acquisition that are anticipated to be settled in the foreseeable future.

Earnings before interest and taxes

Earnings before interest and taxes decreased $57.1 million, or 18.6%, to $249.3 million, primarily driven by lower gross profit and the unfavorable impact of items affecting comparability, partially offset by lower marketing and selling and administrative expenses. Items affecting comparability totaled $115.7 million and $49.8 million in the nine months ended September 24, 2017 and September 25, 2016, respectively. For the nine months ended September 24, 2017, these items primarily resulted from certain costs associated with the Exit and the tradename impairment charges. For the nine months ended September 25, 2016, these items primarily resulted from expenses related to the Boulder Brands acquisition. Excluding items affecting comparability, Adjusted Earnings Before Interest and Taxes increased $8.9 million, or 2.5%, to $365.0 million.

Frozen Segment:
Earnings before interest and taxes for the nine months ended September 24, 2017 were $66.9 million, a decrease of 55.8%, or $84.4 million, as compared with the year-ago period, reflecting the unfavorable impact of items affecting comparability, primarily costs associated with the Exit and tradename impairment charges, as well as higher unrealized mark-to-market losses on financial instruments. Also negatively impacting the period was the Recall, input cost inflation and the impact of the hurricanes. Partially offsetting these items was strong productivity and lower consumer marketing expense. Excluding items affecting comparability, Adjusted Earnings Before Interest and Taxes decreased 10.0% to $142.5 million.

Grocery Segment:
Earnings before interest and taxes for the nine months ended September 24, 2017 were $165.5 million, an increase of 11.3%, or $16.7 million, as compared to the year-ago period, reflecting higher sales, strong productivity, synergies realized as part of the Boulder Brands acquisition and lower consumer marketing expense. Partially offsetting these items were higher tradename impairment charges and higher unrealized mark-to-market losses on financial instruments as well as input cost inflation and the impact of the hurricanes. Excluding items affecting comparability, Adjusted Earnings Before Interest and Taxes increased 10.7% to $173.8 million.

Boulder Segment:
Earnings before interest and taxes for the nine months ended September 24, 2017 were $38.1 million, an increase of 361.2%, or $29.8 million, as compared to the year-ago period, reflecting the favorable impact of items affecting comparability, largely related to the Boulder Brands acquisition, as well as net sales growth, synergies realized and productivity. Partially offsetting these factors was input cost inflation. Excluding items affecting comparability, Adjusted Earnings Before Interest and Taxes increased 40.7% to $47.6 million.
Specialty Segment:
Losses before interest and taxes for the nine months ended September 24, 2017 were $0.8 million, a decrease of 103.4%, or $23.2 million, compared to earnings before interest and taxes of $22.4 million the year-ago period, reflecting the decline in net sales, which included the impact of the Recall and the negative impact of items affecting comparability, primarily costs associated with the Exit as well as tradename impairment charges. Excluding items affecting comparability, Adjusted Earnings Before Interest and Taxes decreased 12.9%, to $21.5 million.

Unallocated corporate expense:
Unallocated corporate expense for the nine months ended September 24, 2017 was $20.4 million, a decrease of 16.4%, or $4.0 million, as compared to the year-ago period primarily reflecting the impact of $6.8 million of Boulder Brands acquisition costs in the prior year period as well as lower performance-based compensation in the current period. These benefits were partially offset by higher equity based compensation expense driven by the change in CEO in the prior year period.

Interest expense, net

Net interest expense increased 33.7%, or $34.8 million, to $138.3 million in the nine months ended September 24, 2017, compared to $103.5 million in the nine months ended September 25, 2016. Included in net interest expense in the nine months is $49.5 million of charges related to the Refinancing (Note 11). These charges consisted of a $28.5 million non-cash charge from deferred financing costs and original issue discount and a $20.7 million cash charge resulting from the de-designation and early settlement of interest rate swaps. Excluding these charges, net interest expense in the nine months ended September 24, 2017 decreased 13.6% to $88.8 million, driven by the impact of the first quarter 2017 Refinancing which lowered outstanding debt balances and interest rates on our Term Loans. Also impacting the period was lower interest rate swap losses described below.

We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed-rate debt. Any gains or losses realized on the interest rate swap agreements, excluding the AOCL portion, are recorded as an adjustment to interest expense. Included in net interest expense was $0.0 million and $6.3 million for the nine months of 2017 and 2016, respectively, recorded from losses on interest rate swap agreements.

Provision for income taxes

The effective tax rate was 20.4% for the nine months ended September 24, 2017 compared to 39.4% for the nine months ended September 25, 2016.

Our effective rate for the nine months ended September 24, 2017 decreased by 19.0 percentage points primarily due to excess tax benefits of 12.6% from share-based payment transactions being recorded as an item of continuing operations in accordance with ASU 2016-09, “Improvements to Employee Share Based Payment Accounting” effective for our 2017 fiscal year (Note 17). Our rate for the nine months ended September 24, 2017 also reflects a benefit of 2.7% primarily from an adjustment to our income tax liability and changes in state tax law. Additionally, in connection with our acquisition of Boulder Brands, our rate for the nine months ended September 25, 2016 was increased by approximately 3.7% due to the tax effect of certain non-deductible acquisition costs and compensation payments, a charge for an increase to our non-current state deferred income tax liability balance and a valuation allowance recorded on our foreign tax credit carryforward.

The Company is a loss corporation as defined by Section 382 of the Code. Section 382 places an annual limitation on our ability to use our NOL carryovers and other attributes to reduce future taxable income. As of September 24, 2017, we have federal NOL carryovers of $425.5 million subject to an annual limitation of $17.1 million. As a result, $237.2 million of the carryovers exceed the estimated available Section 382 limitation. The Company has reduced its deferred tax assets for this limitation.

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
Our principal liquidity requirements have been, and we expect will be, for working capital and general corporate purposes, including capital expenditures, debt service and our quarterly dividend program. Currently, the quarterly dividend payment is $0.325 per share, or approximately $38.7 million per quarter. Capital expenditures are expected to be approximately $95 to $105 million in 2017. We have historically satisfied our liquidity requirements with internally generated cash flows and availability under our revolving credit facility. We expect that our ability to generate cash from our operations and ability to borrow from our credit facilities should be sufficient to support working capital needs, planned growth, capital expenditures, debt service and dividends for the next 12 months and for the foreseeable future. We have cash in foreign accounts, primarily related to the operations of our Canadian businesses. Tax liabilities related to bringing these funds back into the United States would not be significant and have been accrued.
Statements of cash flows for the nine months ended September 24, 2017 compared to the nine months ended September 25, 2016
For the nine months ended September 24, 2017, net cash flow decreased $221.7 million compared to a decrease in net cash flow of $15.6 million for the nine months ended September 25, 2016.

Net cash provided by operating activities was $178.7 million for the nine months ended September 24, 2017, and was the result of net earnings, excluding non-cash charges and credits, of $329.4 million and a decrease in working capital of $150.7 million. The decrease in working capital was primarily the result of a $96.6 million increase in inventories driven by inventory builds due to new products, the harvest season and growth in the Birds-Eye franchise, partially offset by the Exit, a $47.2 million decrease in accrued liabilities, primarily attributable to lower tax, performance-based compensation and interest accruals, a $23.0 million decrease in accrued trade marketing expense driven by accelerated funding of marketing programs compared to prior years, a $20.7 million payment for the early settlement of interest rate hedges as a result of the Refinancing, a $9.8 million increase in accounts receivable primarily driven by timing in sales as well as a $2.9 million increase in other current assets primarily from higher prepaid tax balances. These were partially offset by a $49.5 million increase in accounts payable resulting from seasonality and timing of disbursements.

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

Net cash used in investing activities was $68.6 million, for the nine months ended September 24, 2017 and included $70.5 million for capital expenditures as well as $1.9 million in proceeds from the sale of plant assets.

Net cash used in investing activities was $1,062.0 million, for the nine months ended September 25, 2016 and included $985.4 million for the acquisition of Boulder as well as $76.6 million for capital expenditures.

Net cash used by financing activities was impacted by our Refinancing, which is explained in greater detail in Note 11 to the Consolidated Financial Statements. Net cash used by financing activities for the nine months ended September 24, 2017 was $332.9 million and consisted of $2,478.9 million of Term Loan repayments, $101.2 million of dividends paid, $12.9 million of debt acquisition costs, $6.5 million of net cash outflows for capital leases and notes payable activity partially offset by $2,262.0 million of net proceeds from our new Tranche B Term Loans and $4.6 million of net cash inflows related to our equity based compensation plans.

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
In addition, under the Third Amended and Restated Credit Agreement and the indenture governing the Senior Notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Senior Secured Leverage Ratio (which is currently the same as the ratio of Net First Lien Secured Debt to Covenant Compliance EBITDA described above), in the case of the Third Amended and Restated Credit Agreement, or to the ratio of Covenant Compliance EBITDA to fixed charges for the most recently concluded four consecutive fiscal quarters, in the case of the Senior Notes. We believe that these covenants are material terms of these agreements and that information about the covenants is material to an investor's understanding our financial performance. As of September 24, 2017, we were in compliance with all covenants and other obligations under the Third Amended and Restated Credit Agreement and the indentures governing the Senior Notes.
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
The following table provides a reconciliation from our net earnings to EBITDA, Adjusted EBITDA and Covenant Compliance EBITDA for the three and nine months ended September 24, 2017 and September 25, 2016, and the fiscal year ended December 25, 2016. The terms and related calculations are defined in the Third Amended and Restated Credit Agreement and the indentures governing the Senior Notes.

(thousands of dollars)	Three months ended		Nine months ended		Fiscal Year Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016	December 25, 2016
Net earnings	$46,581	$52,353	$88,348	$122,973	$211,117
Interest expense, net	29,088	36,446	138,298	103,470	139,098
Income tax expense	18,385	29,469	22,636	79,892	129,430
Depreciation and amortization expense	26,532	27,077	107,431	78,749	105,772
EBITDA	$120,586	$145,345	$356,713	$385,084	$585,417
Non-cash items (a)	33,912	9,732	69,570	11,338	12,850
Acquisition, merger and other restructuring charges (b)	2,396	6,568	18,138	38,455	46,100
Adjusted EBITDA	$156,894	$161,645	$444,421	$434,877	$644,367
Garden Protein and Boulder Brands acquisition adjustments (1)	(7,647)	(3,929)	8,382	24,126	23,120
Non-cash equity-based compensation charges (2)	4,470	4,252	14,126	9,383	14,016
Covenant Compliance EBITDA	$153,717	$161,968	$466,929	$468,386	$681,503
Last twelve months Covenant Compliance EBITDA			$680,046

(1)
For the three and nine months ended September 24, 2017, represents net cost savings projected to be realized from acquisition synergies from the Boulder Brands and Garden Protein acquisitions, calculated consistent with the definition of Covenant Compliance EBITDA. For the three and nine months ended September 25, 2016 and fiscal 2016, represents proforma additional EBITDA from Boulder Brands for the period prior to the acquisition and net cost savings projected to be realized from acquisition synergies from the Boulder Brands and Garden Protein acquisitions, calculated consistent with the definition of Covenant Compliance EBITDA.

(2)	Represents non-cash compensation charges related to the granting of equity awards that occur in the normal course of business.

(a)	Non-cash items are comprised of the following:

(thousands of dollars)	Three months ended		Nine months ended		Fiscal Year Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016	December 25, 2016
Unrealized (gains)/losses resulting from hedging activities (1)	$(3,706)	$(1,724)	$613	$(9,217)	$(12,511)
Effects of adjustments related to the application of purchase accounting (2)	—	—	—	10,382	10,382
Tradename impairment charges (3)	39,100	11,200	66,530	11,200	11,200
Foreign exchange (gains)/losses (4)	(1,482)	256	(1,880)	(1,027)	(486)
Wind down of Boulder Brands UK operations (5)	—	—	(771)	—	4,265
Aunt Jemima and other frozen breakfast products exit (6)	—	—	5,078	—	—
Total non-cash items	$33,912	$9,732	$69,570	$11,338	$12,850
 _________________

(1)	Represents non-cash gains and losses resulting from mark-to-market obligations under derivative contracts.

(2)	Represents expense related to the write-up to fair market value of inventories acquired as a result of the Boulder Brands acquisition.

(3)
For the three months ended September 24, 2017, represents tradename impairment on Celeste ($24.8 million), Snyder of Berlin ($6.5 million), Nalley ($4.2 million), Bernstein ($3.1 million) and Swanson ($0.5 million). For the nine months ended September 24, 2017, also includes the tradename impairment on Aunt Jemima ($27.4 million) recorded in the second quarter of 2017. For the three and nine months ended September 25, 2016 and for fiscal 2016, represents tradename impairment on Celeste ($7.3 million), Aunt Jemima ($3.0 million) and Snyder of Berlin ($0.9 million).

(4)	Represents foreign exchange gains and losses resulting from intra-entity loans that are anticipated to be settled in the foreseeable future.

(5)	Represents adjustments resulting from the voluntary wind-down of the Boulder Brands private-label gluten-free bakery operation which is based in the United Kingdom.

(6)	Primarily represents charges to adjust inventory to net realizable value resulting from the exit of the business.

(b)	Acquisition, merger and other restructuring charges are comprised of the following:

(thousands of dollars)	Three months ended		Nine months ended		Fiscal Year Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016	December 25, 2016
Expenses in connection with an acquisition or other non-recurring merger costs (1)	$—	$—	$—	$6,781	$6,781
Restructuring charges, integration costs and other business optimization expenses (2)	2,131	6,568	12,572	31,674	39,079
Employee severance (3)	265	—	1,242	—	240
Aunt Jemima and other frozen breakfast products exit (4)	—	—	4,324	—	—
Total acquisition, merger and other restructuring charges	$2,396	$6,568	$18,138	$38,455	$46,100

_________________

(1)	Represents Boulder Brands acquisition costs.

(2)	Primarily represents integration costs of the Garden Protein and Boulder Brands acquisitions.

(3)	Represents severance costs for terminated employees not related to business acquisitions.

(4)	Primarily represents employee termination costs and contract termination fees resulting from the exit of the business.
_________________
Our covenant requirements and actual ratios for the twelve months ended September 24, 2017 are as follows:

	Covenant Requirement	Actual Ratio
Third Amended and Restated Credit Agreement
Net First Lien Leverage Ratio (1)	5.75 to 1.00	3.18
Senior Notes (2)
Minimum Covenant Compliance EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions (3)	2.00 to 1.00	5.75
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

Pinnacle Foods Inc.
Reconciliation of Non-GAAP measures (Unaudited)
Adjusted Gross Profit and Adjusted Gross Profit as a % of sales
(thousands)

	Three months ended		Nine months ended		Fiscal Year Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016	December 25, 2016
Gross profit	$219,291	$228,704	$594,773	$648,463	$916,074
Accelerated depreciation expense - Aunt Jemima and other frozen breakfast products exit	—	—	23,602	—	—
Non-cash items (a)	(3,706)	(1,724)	5,691	1,165	(2,129)
Acquisition, merger and other restructuring charges (b)	1,146	2,102	14,777	3,711	7,121
Adjusted Gross Profit	$216,731	$229,082	$638,843	$653,339	$921,066

Adjusted Gross Profit as a % of sales	28.9%	30.2%	28.3%	28.8%	29.4%

(a)	Non-cash items are comprised of the following:

(thousands of dollars)	Three months ended		Nine months ended		Fiscal Year Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016	December 25, 2016
Unrealized losses (gains) resulting from hedging activities (1)	$(3,706)	$(1,724)	$613	$(9,217)	$(12,511)
Effects of adjustments related to the application of purchase accounting (2)	—	—	—	10,382	10,382
Aunt Jemima and other frozen breakfast products exit (3)	—	—	5,078	—	—
Non-cash items	$(3,706)	$(1,724)	$5,691	$1,165	$(2,129)

 _________________

(1)	Represents non-cash gains and losses resulting from mark-to-market obligations under derivative contracts.

(2)	Represents expense related to the write-up to fair market value of inventories acquired as a result of the Boulder Brands acquisition.

(3)	Primarily represents charges to adjust inventory to net realizable value resulting from the exit of the business.

(b)	Acquisition, merger and other restructuring charges are comprised of the following:

(thousands of dollars)	Three months ended		Nine months ended		Fiscal Year Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016	December 25, 2016
Restructuring charges, integration costs and other business optimization expenses (1)	1,146	2,102	$10,183	$3,711	7,121
Employee severance (2)	—	—	270	—	—
Aunt Jemima and other frozen breakfast products exit (3)	—	—	4,324	—	$—
Total acquisition, merger and other restructuring charges	$1,146	$2,102	$14,777	$3,711	$7,121

 _________________

(1)	Primarily represents integration costs of the Garden Protein and Boulder Brands acquisitions.

(2)	Represents severance costs for terminated employees not related to business acquisitions.

(3)	Primarily represents employee termination costs and contract termination fees resulting from the exit of the business.

Pinnacle Foods Inc. and Subsidiaries
Reconciliation of Non-GAAP measures (Unaudited)
Adjusted EBIT (1)
(thousands)

	Three months ended		Nine months ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Net earnings (as reported)	$46,581	$52,353	$88,348	$122,973
Interest expense, net	29,088	36,446	138,298	103,470
Provision for income taxes	18,385	29,469	22,636	79,892
Earnings before interest and taxes (as reported)	94,054	118,268	249,282	306,335
Accelerated depreciation expense - Aunt Jemima and other frozen breakfast products exit	—	—	23,602	—
Accelerated amortization expense - Aunt Jemima and other frozen breakfast products exit	—	—	3,783	—
Accelerated amortization expense - gardein Private Label business exit	—	—	656	—
Non-cash items
Unrealized (gains)/losses resulting from hedging (2)	(3,706)	(1,724)	613	(9,217)
Purchase accounting adjustments (3)	—	—	—	10,382
Tradename impairment charges (4)	39,100	11,200	66,530	11,200
Foreign exchange (gains)/losses (5)	(1,482)	256	(1,880)	(1,027)
Wind-down of Boulder Brands UK operations (6)	—	—	(771)	—
Aunt Jemima and other frozen breakfast products exit (7)	—	—	5,078	—
Acquisition, merger and other restructuring charges
Acquisition or other non recurring expenses (8)	—	—	—	6,781
Restructuring and integration costs (9)	2,131	6,568	12,572	31,674
Employee severance (10)	265	—	1,242	—
Aunt Jemima and other frozen breakfast products exit (11)	—	—	4,324	—
Adjusted EBIT	$130,362	$134,568	$365,031	$356,128

(1)	Excludes Boulder Brands and Garden Protein anticipated synergies which are included in calculating Covenant compliance.

(2)	Represents non-cash gains and losses resulting from mark-to-market obligations under derivative contracts.

(3)	Represents expense related to the write-up to fair value of inventories acquired as a result of the Boulder Brands acquisition.

(4)
For the three months ended September 24, 2017, represents tradename impairment on Celeste ($24.8 million), Snyder of Berlin ($6.5 million), Nalley ($4.2 million), Bernstein ($3.1 million) and Swanson ($0.5 million). For the nine months ended September 24, 2017, also includes the tradename impairment on Aunt Jemima ($27.4 million) recorded in the second quarter of 2017.

(5)	Represents foreign exchange gains and losses resulting from intra-entity loans that are anticipated to be settled in the foreseeable future.

(6)	Represents adjustments resulting from the voluntary wind-down of the Boulder Brands private-label gluten-free bakery operation which is based in the United Kingdom.

(7)	Primarily represents charges to adjust inventory to net realizable value resulting from the exit of the business.

(8)	Represents Boulder Brands acquisition costs.

(9)	Primarily represents integration costs of the Garden Protein and Boulder Brands acquisitions.

(10)	Represents severance costs for terminated employees not related to business acquisitions.

(11)	Primarily represents employee termination costs and contract termination fees resulting from the exit of the business.

Pinnacle Foods Inc.
Reconciliation from Reported to Adjusted Segment EBIT Amounts (unaudited)
For the three and nine months ended September 24, 2017 and September 25, 2016
(thousands)

	Three months ended		Nine months ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016

Earnings before interest & taxes - Reported
Frozen	$28,224	$54,201	$66,886	$151,293
Grocery	51,777	55,189	165,454	148,716
Boulder	19,129	6,965	38,050	8,250
Specialty	1,006	8,364	(754)	22,410
Unallocated corporate expenses	(6,082)	(6,451)	(20,354)	(24,334)
Total	$94,054	$118,268	$249,282	$306,335

Adjustments (Non GAAP - See separate table)
Frozen	$24,299	$9,601	$75,585	$6,931
Grocery	6,197	204	8,348	8,229
Boulder	(500)	5,557	9,582	25,602
Specialty	6,312	938	22,234	2,249
Unallocated corporate expenses	—	—	—	6,782
Total	$36,308	$16,300	$115,749	$49,793

Earnings before interest & taxes - Adjusted (Non GAAP - See separate discussion and tables)
Frozen	$52,523	$63,802	$142,471	$158,224
Grocery	57,974	55,393	173,802	156,945
Boulder	18,629	12,522	47,632	33,852
Specialty	7,318	9,302	21,480	24,659
Unallocated corporate expenses	(6,082)	(6,451)	(20,354)	(17,552)
Total	$130,362	$134,568	$365,031	$356,128

Pinnacle Foods Inc.
Reconciliation from Reported to Adjusted Segment Amounts
Supplemental Schedule of Adjustments Detail (unaudited)
For the three and nine months ended September 24, 2017 and September 25, 2016
(millions)

	Adjustments to Earnings Before Interest and Taxes
	Three months ended		Nine months ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Frozen
Aunt Jemima and other frozen breakfast products exit	$—	$—	$49.4	$—
Restructuring and acquisition integration charges	0.3	—	0.5	0.4
Employee severance	0.1	—	0.2	—
Unrealized mark-to-market loss/(gain)	(1.4)	(0.7)	0.2	(4.2)
Expenses related to the write-up to fair value of inventories acquired	—	—	—	0.3
Tradename impairment charges	25.3	10.3	25.3	10.3
Other	—	—	—	0.1
Total Frozen	$24.3	$9.6	$75.6	$6.9

Grocery
Restructuring and acquisition integration charges	$0.4	$0.9	$0.5	$8.6
Employee severance	0.1	—	0.2	—
Unrealized mark-to-market loss/(gain)	(1.6)	(0.7)	0.3	(4.1)
Expenses related to the write-up to fair value of inventories acquired	—	—	—	3.5
Tradename impairment charge	7.3	—	7.3	—
Other	—	—	—	0.2
Total Grocery	$6.2	$0.2	$8.3	$8.2

Boulder
Restructuring and acquisition integration charges	$(0.1)	$5.7	$8.8	$19.8
Employee severance	—	—	0.7	—
Expenses related to the write-up to fair value of inventories acquired	—	—	—	6.0
Unrealized mark-to-market loss/(gain)	(0.4)	(0.1)	0.1	(0.2)
Total Boulder	$(0.5)	$5.6	$9.6	$25.6

Specialty
Aunt Jemima and other frozen breakfast products exit	$—	$—	$14.8	$—
Restructuring charges	—	0.1	0.2	1.4
Unrealized mark-to-market loss/(gain)	(0.2)	(0.1)	—	(0.7)
Accelerated amortization due to the exit of the gardein Private Label business	—	—	0.7	—
Expenses related to the write-up to fair value of inventories acquired	—	—	—	0.6
Tradename impairment charges	6.5	0.9	6.5	0.9
Total Specialty	$6.3	$0.9	$22.2	$2.2

Unallocated Corporate Expenses
Boulder Brands acquisition related charges	$—	$—	$—	$6.8
Total Unallocated Corporate Expenses	$—	$—	$—	$6.8

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

Off-Balance Sheet Arrangements

As of September 24, 2017, we did not have any off-balance sheet obligations.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 24, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of September 24, 2017, at a level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 24, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PINNACLE FOODS INC.

By:	/s/ Craig Steeneck
Name:	Craig Steeneck
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Authorized Officer)
Date:	October 26, 2017

PINNACLE FOODS INC.
Exhibit Index

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference from Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Pinnacle Foods Inc.		8-K	3.1	4/3/2013
3.2	Second Amended and Restated Bylaws of Pinnacle Foods Inc.		8-K	3.1	2/16/2016
4.1	Form of Stock Certificate for Common Stock		S-1/A	4.1	3/7/2013
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer	X
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2**	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)	X
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