Form 10-K
period 2017-12-31
PINNACLE FOODS INC.
filed 2018-03-01
CIK 1564822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
_____________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
As of June 23, 2017 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of common stock held by non-affiliates of the registrant was approximately $7.29 billion. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.
There were 119,032,551 shares of common stock, $0.01 par value, outstanding at February 27, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the annual meeting of shareholders scheduled to be held on May 30, 2018 are incorporated by reference into Part III of this Form 10-K.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, financing needs, plans or intentions relating to acquisitions and restructuring, business trends and other information that is not historical information. When used in this Form 10-K, the words “estimates,” “expects,” “contemplates,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management's examination of historical facts and operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management's expectations, beliefs and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

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

▪
costs and timeliness related to integrating acquisitions and strategically exiting certain markets, brands or products, including any restructuring initiatives, or our failure to realize anticipated cost savings, revenue enhancements or other synergies therefrom;

▪	litigation or claims regarding our intellectual property rights or termination of our material licenses;

▪	our ability to drive revenue growth in our key product categories or to add products that are in faster growing and more profitable categories;

▪	potential product liability and product recall claims;

▪	seasonality;

▪	stock price volatility;

▪	changes in our collective bargaining agreements or shifts in union policy;

▪	changes in the cost of compliance with laws and regulations, including environmental, worker health and workplace safety laws and regulations;

▪
our failure to comply with U.S. Food & Drug Administration (the "FDA"), U.S. Department of Agriculture (the "USDA") or Federal Trade Commission (the "FTC") regulations and the impact of governmental budget cuts;

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
PART I
ITEM 1.    BUSINESS

Company Overview

We are a leading manufacturer, marketer and distributor of high-quality, branded food products in North America, with annual net sales of approximately $3.1 billion in fiscal 2017. Our brand portfolio enjoys strong household penetration in the United States ("U.S."), where our products can be found in over 85% of U.S. households. Our products are sold through supermarkets, grocery wholesalers and distributors, mass merchandisers, super centers, convenience stores, dollar stores, natural and organic food stores, drug stores, e-commerce websites and warehouse clubs in the United States and Canada, as well as in military channels and foodservice locations. Given our diverse portfolio of brands with attractive market positions, our business generates significant and stable cash flows that have enabled us to pay regular quarterly dividends to our shareholders, reduce our debt and drive value creation through both reinvestment in our existing brands and periodic strategic acquisitions.

Pinnacle Foods Inc. was incorporated under the name "Crunch Holding Corp." in Delaware on July 28, 2003. Pinnacle Foods Inc. is a holding company whose sole asset is 100% ownership of Peak Finance Holdings LLC (“PFH”). PFH is a holding company whose sole asset is 100% ownership of Pinnacle Foods Finance LLC.

The Company’s business is organized into the following four reportable segments: The Frozen segment, The Grocery segment, The Boulder segment and The Specialty segment

Frozen Segment

Birds Eye is the largest brand in the $3.3 billion frozen vegetables category, with a 31.9% market share. Government programs, such as the USDA’s My Plate program, and nutrition and health professionals continue to identify increased vegetable consumption as a key to better health. We believe that enhancing the taste of vegetables and making them exceptionally convenient are keys to driving more vegetable consumption. Birds Eye has taken a leadership role in increasing vegetable consumption, including encouraging children to eat more vegetables. We are supporters of the USDA’s My Plate program and have engaged in breakthrough marketing efforts with major multi-media family entertainment partners to encourage children to eat more vegetables. We also compete in the frozen complete bagged meals category with our Birds Eye Voila! brand which has a 41.6% market share. Birds Eye Voila! frozen bagged meals provide consumers with a high quality complete meal, including protein, starch, and vegetables, that can be prepared in a skillet in just minutes.

Our Frozen segment also includes Hungry-Man frozen entrées, Van de Kamp’s and Mrs. Paul's frozen prepared seafood, Lender's frozen and refrigerated bagels and Celeste frozen pizza. The Frozen segment also includes all of the Company’s business in Canada.

Grocery Segment

Included in the Grocery segment is our Duncan Hines portfolio, which includes cake mixes, ready-to-serve frostings, brownie mixes, and cookie mixes.  In addition to our traditional cake mix offerings, our cake mix portfolio also includes premium offerings under the Duncan Hines Decadent and Duncan Hines Perfect Size brands.  Duncan Hines is the #2 brand with a 28.9% market share in the $1.1 billion cake/brownie mix and frostings category.  We compete in the shelf-stable salad dressings category with our Wish-Bone and Western brands, including our Wish-Bone E.V.O.O., Wish-Bone Ristorante Italiano and Wish-Bone Avocado Oil lines.   We hold the #4 position in the $2.0 billion salad dressings category, with a combined share of 11.0%, and Wish-Bone holds the #1 position in the branded Italian segment of the category.   Our Grocery segment also includes Armour, Nalley and Brooks canned meat, Mrs. Butterworth’s and Log Cabin table syrups, Smart Balance premium margarine/spread, Comstock and Wilderness pie and pastry fruit fillings and Open Pit barbecue sauce.

The Grocery segment also includes a diversified portfolio of shelf-stable and refrigerated products including a complete line of shelf-stable pickle products, primarily under the nationally-distributed Vlasic brand, and the regional brands under the Milwaukee’s and Wiejske Wyroby brands.  Our Vlasic brand, represented by its trademark Vlasic stork, has the highest consumer awareness and quality ratings in the pickle category.  Vlasic is the #1 brand in the $790 million shelf-stable pickle category and Pinnacle pickle brands collectively hold a 34.3% market share.

Boulder Segment

We offer a portfolio of gluten-free products under the Udi’s and Glutino brands. Udi’s is the #1 brand in the $436.8 million gluten-free frozen bakery and pizza category with a 30.2% market share.  The Boulder segment also includes the rapidly-growing gardein plant-based protein brand, natural frozen meals under our EVOL brand and all of the products under the Earth Balance brand, a plant-based premium refrigerated and shelf-stable portfolio.

Specialty Segment

The Specialty segment is comprised of our direct store delivery snacks portfolio, including Tim’s Cascade, Hawaiian kettle style chips, Snyder of Berlin and Husman’s, each of which has strong regional presence.   We also manufacture and distribute certain products, mainly in the gluten-free, frozen meat substitutes, canned meat, and pie and pastry fruit filling categories, through foodservice channels.  The Specialty segment also includes our private label business, which manufactures and distributes products in the canned meat and shelf-stable pickles categories.

Financial information about our business segments is discussed in greater detail in Note 15 to the Consolidated Financial Statements, Segments.

Frozen Segment

Major Pinnacle Brands	Industry Category	Market Share 52 Weeks Ended December 31, 2017 (1)	Category Rank (1)
Birds Eye	Frozen vegetables	31.9%	#1
Birds Eye Voila!	Frozen complete bagged meals	41.6%	#1
Lender's	Frozen and refrigerated bagels	61.8%	#1
Van de Kamp's Mrs. Paul's	Frozen prepared seafood	24.9%	#2
Celeste	Frozen pizza for one	4.9%	#4
Hungry-Man	Full-calorie single-serve frozen dinners and entrées	9.1%	#3

Grocery Segment

Major Pinnacle Brands	Industry Category	Market Share 52 Weeks Ended December 31, 2017 (1)	Category Rank (1)
Vlasic	Shelf-stable pickles	34.3%	#1
Mrs. Butterworth's Log Cabin Country Kitchen	Table syrup	20.4%	#2
Comstock Wilderness	Pie / pastry fruit fillings	37.2%	#1
Duncan Hines	Cake / brownie mixes and frostings	28.9%	#2
Smart Balance	Premium margarine/spreads	19.5%	#2
Armour Brooks Nalley	Canned meat	21.4%	#2
Wish-Bone (2) Western	Shelf-stable salad dressings	11.0%	#4

Boulder Segment

Major Pinnacle Brands	Industry Category	Market Share 52 Weeks Ended December 31, 2017 (1)	Category Rank (1)
Udi's	Gluten-free frozen bakery and pizza	30.2%	#1
gardein	Frozen meat/poultry substitutes	16.9%	#2
Glutino	Gluten-free snacks	6.7%	NM
EVOL	Frozen healthy dinners/entrées Frozen handhelds	3.0% 0.6%	NM NM
Earth Balance	Premium margarine/spreads	9.0%	#3

(1) Based on Information Resources Inc. ("IRI") custom Pinnacle databases; rank among branded manufacturers, excluding Private Label.
(2) Pinnacle is the number 4 competitor in the category and Wish-Bone is the number one brand in the Italian segment.

Throughout this Form 10-K, we use data provided by IRI. Unless we indicate otherwise, retail sales, market share, category and other industry data used throughout this Form 10-K for all categories and segments are for U.S. brands and for the 53-week period ended December 31, 2017. This data includes retail sales for food (grocery stores with at least $2.0 million in annual sales), drug (all chain and independent drug retailers, excluding prescription sales), mass merchandisers (Target, Kmart and Shopko), Walmart (Supercenters, Division 1 and Neighborhood Market), club stores (Costco, BJ’s and Sam’s Club), dollar stores (Dollar General, Family Dollar and Fred’s) and military (Defense Commissary Agency commissaries in the continental U.S.). Retail sales are dollar sales estimated by IRI and represent the value of units sold through cash registers for the relevant period. Market share is the Company’s percentage of the overall category and is calculated using dollar retail sales of U.S. brands.

We view shelf-stable pickles, table syrup, frozen and refrigerated bagels and pie/pastry fruit fillings as distinct categories. We view the cake/brownie mixes and frostings category as consisting of cake and cupcake mixes, brownie mixes and frostings. We view the frozen vegetables category as consisting of frozen plain vegetables, frozen prepared vegetables and select frozen side dishes, including vegetables. We view the frozen complete bagged meals category as consisting of frozen full-calorie multi-serve dinners, excluding non-bag items. We view the frozen prepared seafood category as consisting of frozen breaded and battered fish, excluding shellfish. We view the frozen meat/poultry substitutes category as consisting of frozen meat substitutes, frozen poultry substitutes, and frozen dinners/entrées where the ‘meat’ component is a plant-based substitute. We view the full-calorie single-serve frozen dinners and entrées category as consisting of full-calorie single-serve frozen dinners and entrées and select frozen handheld entrees. We view the frozen pizza-for-one category as consisting of total frozen pizza of 12 ounces per unit or less (for single serve packages, or individual units within multi-serve packages), excluding French bread crust and diet-positioned varieties. We view the canned meat category as consisting of shelf-stable prepared chili, shelf-stable lunch meats, shelf-stable Vienna Sausage and shelf-stable potted meats. We view the shelf-stable salad dressings category as consisting of shelf-stable pourable dressings and salad dressing mixes. We view the frozen healthy dinners and entrees category as consisting of frozen single-serve frozen dinners and entrees with healthy (natural, organic, non-GMO, gluten-free or diet) positioning. We view the frozen handhelds category as consisting of both breakfast and non-breakfast frozen handheld offerings, including burritos. We view the gluten-free frozen bakery and pizza category as consisting of all gluten-free dedicated brands as well as any of the following that contains a gluten free claim: frozen bread, frozen bagels, frozen rolls, frozen dough/biscuits/muffins, frozen single-serve tortillas/taco kits, frozen pizza and frozen pizza crust/dough. We view the gluten-free snacks category as consisting of all gluten-free dedicated brands as well an any of the following that contains a gluten free claim: cookies, crackers, cupcakes/brownies, carob/yogurt covered snacks, chocolate covered salty snacks, trail mixes, cheese snacks, pretzels, popcorn, tortilla/tostado chips, breakfast/cereal/snack bars, granola bars or other salted snacks with a gluten free claim. We view the premium margarine/spreads category as consisting of any premium margarine or spread.
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

Competitive Strengths
We believe the following competitive strengths differentiate us from our competitors and contribute to our ongoing success:
Actively Managed Portfolio of Iconic Food Brands with Leading Market Positions
We actively manage our diverse portfolio of food brands that participate in attractive product categories. Our well-recognized brand portfolio enjoys strong household penetration in the U.S., where our products can be found in over 85% of U.S. households.

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
Strong Innovation and Marketing Capabilities
Over the past few years, we have continually enhanced our organizational capabilities in the areas of new product innovation and consumer marketing. Our Research and Development (“R&D”) facility in our Parsippany, New Jersey headquarters co-locates our sales, marketing and operations teams with our entire company-wide R&D team, and better enables us to leverage the innovation experience of our senior management. We also have sales, marketing, R&D and operations teams in Boulder, Colorado to further enhance our organizational capabilities in the health and wellness arena. Our manufacturing facility in Denver, Colorado also enables the Company to produce its gluten-free products and improve process capability and product quality.
Additionally, we have increased investment in consumer insights and employee innovation training. Recent examples of successfully launched innovations include new varieties of our Duncan Hines Perfect Size and our Birds Eye Veggie-Made pasta dishes. We intend to continue to invest in innovation that enables us to further differentiate our brands in the marketplace. Our research and development expenditures totaled $16.1 million, $18.1 million, and $13.0 million for fiscal years 2017, 2016 and 2015, respectively. Our level of research and development expenditures reflects our focus on product development in comparison to basic research.
We have partnered with best-in-class branded consumer advertising, digital and media agencies to develop high impact marketing programs implemented across television, print, social and digital media. We intend to continue to increase marketing investments over time, as the volume trends and promotional environment in the broader food industry normalize.

Operational Excellence
Our operational excellence program is a holistic, Company-wide productivity initiative designed to generate annual productivity savings across our supply chain greater than 4.0% of our annual Cost of products sold for the foreseeable future. We have previously achieved productivity savings across our supply chain in the range of 3.5% to 4% over the last five years. In fiscal 2017, our operational excellence initiative drove productivity savings of 4.1%. These productivity savings, combined with selective retail price increases have been instrumental in mitigating input cost inflation in periods of significant inflationary pressure. We also pursue other initiatives to drive incremental improvement in our gross margin, including improving our product mix through new product innovation and low-margin SKU rationalization, increasing the effectiveness of our trade promotional spending and realizing synergies from acquisitions. Furthermore, our gross margin benefits from our diversified input cost basket in which no single commodity accounted for more than 5% of our total Cost of products sold in fiscal 2017.
Strong Cash Flow Conversion
Our business generates strong cash flows which benefits from modest capital expenditure and working capital requirements and approximately $408.3 million in net operating loss carryovers (“NOLs”) ($171.1 million after IRC Section 382 limitation, subject to an annual limitation of $17.1 million), which combined have resulted in strong and stable cash flows. Our cash flow benefits from the quality of our brand portfolio and our lean, nimble structure and efficient internal processes have enabled us to consistently hold our overhead costs (i.e., selling, general and administrative expenses, excluding one-time items affecting comparability) to below 9% of net sales on an annual basis in 2017. Our NOLs and other tax attributes will generate annual cash tax savings in 2017 and thereafter. Additionally, our cash taxes on an ongoing basis will be significantly reduced as a result of the lower federal statutory corporate income tax rate resulting from the 2017 Tax Cuts and Jobs Act (the “Act”).

We believe our strong cash flows will enable us to continue to maximize shareholder value through reducing our indebtedness, paying a regular quarterly dividend, strategically deploying our capital to fund innovation and organic growth opportunities and financing value-enhancing acquisitions.
Proven M&A Expertise with Significant Opportunity
We have substantial experience in sourcing, executing and integrating value-enhancing acquisitions. We maintain a highly-disciplined approach to M&A, focusing on opportunities that add new iconic brands to our portfolio and/or allow for strong synergy realization. The Company’s Boulder Brands acquisition expanded the Company’s presence in growing and complementary health and wellness categories and in the natural and organic retail channels.
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

Customers

We have several large customers that account for a significant portion of our sales. Wal-Mart is our largest customer and represented approximately 28%, 28%, and 27% of net sales in each of fiscal years 2017, 2016, and 2015, respectively. Cumulatively, including Wal-Mart, our top ten customers accounted for approximately 59%, 63%, and 60% of net sales in each of fiscal years 2017, 2016, and 2015.

Marketing
Our marketing programs consist of consumer advertising, consumer promotions, trade promotions, direct marketing and public relations. Our advertising is aimed at increasing consumer preference and usage of our brands. Consumer promotions include free trial offers, targeted coupons and on-package offers to generate trial usage and increase purchase frequency. Our trade promotions focus on obtaining retail feature and display support, achieving optimum retail product prices and securing retail shelf space. Over the long term, we continue to focus on shifting our marketing efforts toward building long-term brand equity through increased consumer marketing.

Intellectual Property

Our intellectual property and other proprietary assets include copyrights, registered and common law trademarks and trademark applications, patents and patent applications, domain names, trade secrets, other proprietary rights and licenses of intellectual property rights of various kinds. We consider these assets and rights, both in the U.S. and in Canada, among our most valuable assets. We rely on a combination of copyright, trademark, patent, trade secret and unfair competition laws as well as contractual provisions to protect these assets. The duration and scope of the protection afforded to our intellectual property and other assets depends on the type of property in question and the laws and regulations of the relevant jurisdiction. In the case of licenses, they also depend on contractual provisions.

We manufacture and market certain of our frozen food products under the Swanson, Aunt Jemima and Voila! brands pursuant to royalty-free, exclusive and perpetual trademark licenses. The licenses give us the right to use certain Swanson, Aunt Jemima and Voila! trademarks both inside and outside of the U.S. in connection with the manufacture, distribution, marketing, advertising, and promotion and sale of these products. The licenses contain standard provisions, including those dealing with quality control and termination as well as assignment and consent. If we were to breach any material term of the licenses and not timely cure such breach, Campbell Soup Company, The Quaker Oats Company or Voila! Bakeries, Inc. could terminate the licenses. Additionally, as a result of the Exit (As defined in Note 10 to the Consolidated Financial Statements, Restructuring Charges) in the second quarter of 2017, the Company recorded a tradename impairment charge of $27.4 million on the Aunt Jemima tradename, which resulted in a carrying value of $0.
We also have a license agreement granting us an exclusive, royalty bearing, perpetual license to use certain Armour trademarks in the U.S.. Under the license agreement, Smithfield Foods, Inc., as successor to ConAgra, Inc., the licensor, grants us a license for the use of various Armour trademarks in conjunction with shelf-stable products within the U.S. We are required to make annual royalty payments to the licensor based upon our annual net sales of the approved shelf-stable products. If we were to materially breach the license agreement, Smithfield Foods, Inc. could terminate the license. We own and maintain Armour registrations in many other countries.

Sales and Distribution
We sell and distribute a majority of our products in the U.S. and Canada through a combined network of internal sales and broker teams. We employ other brokers for the foodservice and club channels. Through our combined network and other brokers, our products reach all traditional classes of trade, including supermarkets, grocery wholesalers and distributors, mass merchandisers, super centers, convenience stores, drug stores, warehouse clubs, foodservice and other alternative channels.

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

Manufacturing and Warehouse
Owned and Operated Manufacturing and Warehouse Facilities. We own and operate thirteen manufacturing and warehouse facilities and also lease eight manufacturing and distribution center facilities for our products. On December 15, 2017, the Company acquired a frozen warehouse and vegetable packaging facility from Ryder Integrated Logistics, Inc. located in Beaver Dam, Wisconsin for $37.5 million with cash on hand. This acquisition provided the Company with incremental capacity beginning in early 2018 to support the continued, strong growth of its Birds Eye franchise, including providing manufacturing flexibility for innovation, as well as expanded lower cost internal warehouse capacity.

See "Item 2, Properties" for a listing of our manufacturing and warehouse facilities.

Co-Packing Arrangements. In addition to our own manufacturing facilities, we source a portion of our products under “co-packing” agreements, a common industry practice in which manufacturing is outsourced to other companies. Recently, these arrangements have been used to source our innovation initiatives. As in-house incremental capacity comes fully on stream, volume is expected to be repatriated for future productivity gains. We regularly evaluate all co-packing arrangements to ensure the most cost-effective manufacturing of our products and to utilize company-owned manufacturing facilities most effectively.

See “Item 1A. Risk Factors. For the manufacturing, co-packing and distribution of many of our products, we primarily rely on single source providers where a significant disruption in a facility or loss of arrangements could affect our business, financial condition, and results of operations.”

Seasonality
Our sales and cash flows are affected by seasonal cyclicality. In general, our sales are highest in the fourth quarter. In addition, since many of our raw materials are agricultural crops, production of these products is predominantly seasonal. As a result our inventory levels tend to be higher in the third quarter, requiring more working capital at that time. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Seasonality.”

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

Employees

We employed approximately 4,900 people as of December 31, 2017, with approximately 58% of our hourly employees unionized. Due to the seasonality of our agricultural businesses, our employment fluctuates throughout the year, and thus our average number of employees was approximately 5,450 throughout fiscal 2017. Our unionized employees are covered under collective bargaining agreements expiring between April 2018 and October 2022. In general, we consider our relationship with employees to be good. See “Item 1A. Risk Factors. Our financial well-being could be jeopardized by unforeseen changes in our employees’ collective bargaining agreements or shifts in union policy.”

Financial Information About Geographical Areas
For information about our geographic segments, see Note 15 to the Consolidated Financial Statements, Segments in this Form 10-K.
See “Item 1A. Our operations are subject to regulation by the U.S. Food and Drug Administration (“FDA”), U.S. Department of Agriculture (“USDA”), Federal Trade Commission (“FTC”) and other governmental entities and such regulations are subject to change from time to time which could impact how we manage our production and sale of products. Government regulations could increase our costs of production and our business could be adversely affected.”

Governmental, Legal and Regulatory Matters

Food Safety and Labeling
We are subject to extensive regulation, including, among other things, the Food, Drug and Cosmetic Act, as amended by the Food Safety Modernization Act ("FSMA"), the Public Health Security and Bioterrorism Preparedness and Response Act of 2002, and

the rules and regulations promulgated thereunder by the FDA. FSMA was enacted in order to aid the effective prevention of food safety issues in the food supply. This comprehensive and evolving regulatory program will impact how food is grown, packed, processed, shipped and imported into the United States and will govern compliance with Good Manufacturing Practices regulations (“cGMPs”). FDA has finalized seven major rules to implement FSMA, recognizing that ensuring the safety of the food supply is a shared responsibility among many different points in the global supply chain. The FSMA rules are designed to make clear specific actions that must be taken at each of these points to prevent contamination. Some aspects of these laws use a strict liability standard for imposing sanctions on corporate behavior. If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls, or seizures, and criminal sanctions, any of which could impact our results of operations.
In addition, the Nutrition Labeling and Education Act of 1990 prescribes the format and content of certain information required to appear on the labels of food products. We are also subject to regulation by certain other governmental agencies, including the USDA.

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

Federal Trade Commission

We are subject to certain regulations by the FTC. Advertising of our products is subject to such regulation pursuant to the Federal Trade Commission Act and the regulations promulgated thereunder.

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
See “Item 1A. Risk Factors. We and our third-party co-packers and suppliers are subject to laws and regulations relating to protection of the environment, worker health, and workplace safety. Costs to comply with these laws and regulations, or claims with respect to environmental, health and safety matters, could have a significant negative impact on our business.”

Insurance

We maintain general liability and product liability, property, worker’s compensation, business interruption, director and officer and other insurance in amounts and on terms that we believe are customary for companies similarly situated. In addition, we maintain excess insurance where we believe it is reasonably cost effective.

Additional Information

Additional information pertaining to our businesses, including operating segments, is set forth under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations and Related Information” under Item 7 of this Form 10-K and in Note 15 to the Consolidated Financial Statements, Segments, which is included under Item 8 of this Form 10-K.

Our reports on Form 10-K, along with all other reports and amendments, are filed with or furnished to the U.S. Securities and Exchange Commission (the "SEC"). You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C., 20549. Please call 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Our filings are also available free of charge to the public from commercial document retrieval services and at the web site maintained by the SEC at http://www.sec.gov. We also make available through our internet website at http://www.pinnaclefoods.com under the heading “Investor Center” and under the sub-heading "Public Filings" our annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports after we electronically file any such materials with the SEC. In addition, copies of our (i) Corporate Governance Guidelines, (ii) charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and (iii) Code of Business Conduct and Ethics are available through our internet website at http://www.pinnaclefoods.com under the heading “Investor Center” and under the sub-heading “Governance Documents”. References to our website are intended to be inactive textual references only and the information posted on, accessed through or otherwise connected to it shall not be deemed to be incorporated by reference into this annual report on Form 10-K and shall not be deemed "filed" under the Exchange Act.

Executive Officers of the Registrant

Pursuant to General Instruction G of Form 10-K, the following is included in Part I of this Annual Report and sets forth certain information as of March 1, 2018 concerning our executive officers:
Mr. Michael Barkley
Mr. Barkley, age 51, was named Executive Vice President and President, Boulder in May 2017. In this role, Mr. Barkley leads Pinnacle’s Boulder segment of brands. From December 2015 to December 2017, Mr. Barkley served as Executive Vice President, Meals and Sides and Chief Marketing Officer and oversaw the Meals and Sides category team and channels marketing.Additionally, Mr. Barkley's responsibilities as Chief Marketing Officer included strengthening and harmonizing the Company’s marketing across the business teams, overseeing agency relationships and developing marketing talent. From December 2013 to December 2015, Mr. Barkley served as the Company’s Senior Vice President and General Manager Meals and Sides. Prior to joining Pinnacle, Mr. Barkley served as Vice President and General Manager of Healthy Beverages, Vice President Simple Meals and Vice President Ready to Serve Soup at Campbell Soup Company from 2008 to 2013. Prior to joining Campbell, Mr. Barkley led consumer health brands in various Vice President and General Manager roles at Johnson & Johnson and Bristol-Meyers Squibb. Mr. Barkley holds a Bachelor of Science degree from the University of Virginia and an M.B.A. from the University of North Carolina.

Mr. Mark Clouse

Mr. Clouse, age 49, was appointed Chief Executive Officer effective May 23, 2016. From January 2016 to May 2016, Mr. Clouse served as Executive Vice President and Chief Commercial Officer at Mondelez International, Inc. He previously served as Executive Vice President and Chief Growth Officer from July 2014 until December 2015 and Executive Vice President and President, North America from October 2012 to March 2015. He was President of the Snacks and Confectionery business in North America from June 2011 to October 2012, Senior Vice President of the Biscuits Global Category Team from October 2010 to June 2011, Managing Director of Kraft Foods Brazil from January 2008 to September 2010 and President of Kraft Foods Greater China from January 2006 to January 2008. Prior to that, Mr. Clouse held various positions of increasing responsibility around the world. During Mr. Clouse’s 20-year tenure at Kraft Foods Inc. and the subsequent spin-off of Mondelez, Mr. Clouse held a broad range of leadership positions involving iconic brands such as Oreo, Nabisco, Cadbury and Trident, oversaw the company’s commercial execution for all of its five geographic regions, as well as the global sales function, was responsible for the company’s growth strategy and oversaw key areas such as corporate strategy, global marketing, global sales, and research, development and quality. Mr. Clouse is a graduate of the U.S. Military Academy at West Point, with a degree in economics.
Ms. Mary Beth DeNooyer
Ms. DeNooyer, age 47, was named Executive Vice President and Chief Human Resources Officer in May 2013. As Chief Human Resources Officer, Ms. DeNooyer leads all human resources responsibilities throughout the Company including organizational development, recruitment and talent management, training, compensation and benefits, employee relations, diversity and communications. From April 2011 through June 2012, Ms. DeNooyer served as Senior Vice President and Chief Human Resources Officer, in addition to her role as head of Compensation and Benefits, for the division of Sara Lee which was later spun-off as Hillshire Brands. From March 2010 to April 2011, Ms. DeNooyer served as Senior Vice President, Compensation and Benefits at Sara Lee. Ms. DeNooyer held Human Resources leadership positions at The Pepsi Bottling Group from 1998 to 2010 and General Mills from 1994 to 1998. Ms. DeNooyer holds a Bachelor’s Degree in Business Administration from Drexel University and a Master’s Degree in Industrial and Labor Relations from Cornell University.
Mr. Michael Kelley Maggs
Mr. Maggs, age 66, was named Executive Vice President and General Counsel in March 2013. Previously, Mr. Maggs served as Senior Vice President, General Counsel and Secretary since Pinnacle’s inception in 2001. Mr. Maggs oversees all legal and corporate secretary activities at Pinnacle. He was associated with affiliates of CDM Investor Group LLC from 1993 until 2007. Prior to his involvement with Pinnacle, Mr. Maggs held the same position with International Home Foods Inc. from November 1996 to December 2000. From 1993 to 1996, Mr. Maggs was employed with Stella Foods, Inc. as Vice President and General Counsel. Prior to that time, he was engaged in the private practice of law in Virginia and New York. Mr. Maggs is a graduate of Niagara University and received his Juris Doctor from George Mason University Law School.
Mr. Daniel Poland
Mr. Poland, age 54, was named Executive Vice President and Chief Supply Chain Officer in January 2018. In this role, Mr. Poland has overall corporate responsibility for the end-to-end supply chain, including procurement, manufacturing, customer service, warehousing and distribution. Mr. Poland also oversees the Company’s food quality and safety programs. From March 2017 until January 2018, Mr. Poland served as the Chief Supply Chain Officer for North American Operations at DanoneWave following the 2017 acquisition of WhiteWave by Danone. Prior to that, Mr. Poland served as Senior Vice President of Supply Chain for WhiteWave with responsibility for all aspects of WhiteWave’s end-to-end supply chain from May 2014 until March 2017. From September 2013 to May 2014, Mr. Poland served as Vice President, Integrated Supply North America of McCain Foods, Inc. where he was responsible for the company’s end-to-end North America supply chain. From March 1999 to September 2013, Mr. Poland held a number of roles at the H.J. Heinz Company. Mr. Poland’s roles at the H.J. Heinz Company included North American Chief Supply Chain Officer, Vice President of Heinz North American Manufacturing and Tomato Seed Business, Vice President of Dry Manufacturing, Director of Food Service Operations and Factory Manager. Mr. Poland began his career with Gerber and Nestle and held roles with increasing responsibility, including R&D, engineering and operations management. Mr. Poland holds a Bachelor of Science degree in Engineering from Michigan State University and an MBA in business/finance from the University of Iowa.

Mr. Mark Schiller
Mr. Schiller, age 56, was named Executive Vice President and Chief Commercial Officer in May 2017 and became the interim leader of the Sales organization in January 2018. In this role, Mr. Schiller leads Pinnacle’s Grocery and Frozen segments and key commercial functions utilized across the entire organization, including marketing strategy, innovation, product development, package design, commercialization, productivity, consumer insights and shopper marketing. On an interim basis, Mr. Schiller also leads Pinnacle’s Sales function. From January 2015 to May 2017, Mr. Schiller served as Executive Vice President and President North America Retail. In that role, Mr. Schiller oversaw the management of all of the Company’s retail brands and private label, excluding brands within the Boulder segment and snack business. From May 2013 to December 2014, Mr. Schiller served as Executive Vice President and President Birds Eye Frozen Division. From June 2010 to May 2013, Mr. Schiller served as Executive Vice President and President Duncan Hines Grocery Division. From March 2002 to April 2010, Mr. Schiller worked at PepsiCo as Senior Vice President of Frito Lay New Ventures, President of Quaker Foods and Snacks North America, and Senior Vice President and General Manager of Frito Lay Convenience Foods Division. From 1998 to 2002, Mr. Schiller was Chief Operating Officer and Co-President of Tutor Time Learning Systems, Inc. From 1996 to 1998, Mr. Schiller served as President of Valley Recreation Products, Inc. Mr. Schiller began his career at the Quaker Oats Company in 1985 where he progressed through a number of marketing, sales and supply chain roles. Mr. Schiller holds a Bachelor of Arts degree from Tulane University and an MBA from Columbia University Graduate School of Business.
Mr. Craig Steeneck

Mr. Steeneck, age 60, was named Executive Vice President and Chief Financial Officer in July 2007. Mr. Steeneck oversees our financial operations, treasury, tax, investor relations, corporate development and information technology. From June 2005 to July 2007, Mr. Steeneck served as Executive Vice President, Supply Chain Finance and IT, where he helped redesign the supply chain to generate savings and improved financial performance. From April 2003 to June 2005, Mr. Steeneck served as Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Cendant Timeshare Resort Group (now Wyndham Worldwide), playing key roles in wide-scale organization of internal processes and staff management. From March 2001 to April 2003, Mr. Steeneck served as Executive Vice President and Chief Financial Officer of Resorts Condominiums International (now Wyndham Worldwide) From October 1999 to February 2001, he was the Chief Financial Officer of International Home Foods Inc. Mr. Steeneck is a member of the Board of Directors of Freshpet, Inc. since November 2014, and serves as Chairman of its Audit Committee. Mr. Steeneck is a member of the Board of Directors of Hostess Brands Inc. since November 2016, and he serves as Chairman of its Audit Committee. Mr. Steeneck is an honors graduate of the University of Rhode Island.

ITEM 1A.    RISK FACTORS
Risks Related to Our Business
We face significant competition in our industry, which could cause us to lose market share, lower prices, or increase advertising and promotional expenditures. Our success also depends on our ability to predict, identify and interpret changes in consumer preferences and develop and offer new products rapidly enough to meet those changes.
The food products business is highly competitive. Numerous brands and products compete for shelf space and sales, with competition based primarily on product quality, brand recognition and loyalty, price, trade promotion, consumer promotion, customer service, and the ability to identify and satisfy emerging consumer preferences. We compete with a significant number of companies of varying sizes, including divisions, subdivisions, or subsidiaries of larger companies. Many of these competitors have multiple product lines, substantially greater financial and other resources available to them, and may be substantially less leveraged than Pinnacle. Our inability to respond to competitor actions within relevant categories may impact our ability to meet our growth objectives. In addition, private label is a significant competitor, particularly in the frozen vegetables, shelf-stable pickles, table syrup, frozen and refrigerated bagels, and pie/pastry fruit fillings categories. We may not be able to compete successfully with these companies and private label. Competitive pressures or other factors could cause us to lose market share, which may require us to lower prices, increase marketing and advertising expenditures, or increase the use of discounting or promotional campaigns, each of which would materially and adversely affect our margins and could result in a decrease in our operating results and profitability.
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

We have several large customers that account for a significant portion of our sales. We do not have long-term supply contracts with any of our major customers. Our large customers may choose to purchase products from us based on a combination of factors such as price, consumer demand, customer service performance, their desired inventory levels, and other factors. Changes in any of our major customers’ strategies, including a reduction in the number of brands they carry, initiatives to improve their cost structure, or a shift of shelf space to private label products, may adversely affect sales. Additionally, changing customer demands could negatively impact our sales and gross margin or lead to the loss of a major customer if such demands or requirements are not met.

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
With the exception of our Birds Eye frozen vegetable products which are produced in three facilities (Waseca, Minnesota, Beaver Dam, Wisconsin, and Darien, Wisconsin), none of our products are produced in significant amounts at multiple manufacturing facilities or co-packers. Significant unscheduled downtime at any of our facilities or those of our co-packers due to equipment breakdowns, power failures, natural disasters, or any other cause could materially adversely affect our ability to provide products to our customers, which would have a material adverse effect on our business, financial condition and results of operations.
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
We sell a majority of our products in the U.S. and Canada through a combination of a direct and broker network. Our business could suffer disruption if either of our major U.S. or Canada brokers were to default in the performance of their obligations to perform brokerage services or fail to effectively represent us to the retail grocery trade.
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
From time to time, we enter into commodity forward contracts to fix the price of diesel fuel, natural gas, soybean oil and other commodity purchases at a future delivery date. However, such strategies do not fully address commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies. Additionally, changes in the value of our commodities derivatives are recorded in the Cost of products sold line in our Consolidated Statements of Operations. Accordingly, volatility in commodities could result in volatility in our results of operations. As of December 31, 2017, the potential change in fair value of commodity derivative instruments, assuming a 10% adverse movement in the underlying commodity prices, would have resulted in an unrealized net loss of $2.1 million.

In addition, certain parts of our foreign operations in Canada expose us to fluctuations in foreign exchange rates. Net sales in Canada accounted for 4.9% of Consolidated Net Sales for fiscal 2017. We also seek to reduce our exposure to such foreign exchange risks primarily through the use of foreign exchange-related derivative financial instruments. We enter into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of our functional currency. As of December 31, 2017, a 10% decline in the U.S. dollar relative to the Canadian dollar would have decreased the fair value of our foreign exchange forward contracts by $3.2 million.
We may cease any of our current programs or use other hedging or derivative programs in the future. The extent of our hedges at any given time depends on our assessment of the markets for these commodities, diesel fuel and natural gas, including our assumptions about future prices and currency exchange rates. For example, if we believe market prices for the commodities we use are unusually high, we may choose to hedge less, or even none, of our upcoming requirements. If we fail to hedge and prices or currency exchange rates subsequently increase, or if we institute a hedge and prices or currency exchange rates subsequently decrease, our costs may be greater than anticipated or greater than our competitors’ costs and our financial results could be adversely affected. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Quantitative and Qualitative Disclosures About Market Risk” for a discussion of our current hedging and derivatives programs.

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

We hold investments in equity and debt securities in our qualified defined benefit pension plan. Deterioration in the value of plan assets, resulting from a general financial downturn or otherwise, could cause an increase in the underfunded status of our defined benefit pension plan, thereby increasing our obligation to make contributions to the plan. The underfunding in our pension plan totaled $51.5 million as of December 31, 2017. Changes in interest rates in the future could have a significant effect on our funded status.

Our obligation to make contributions to the pension plan could reduce the cash available for working capital and other corporate uses and may have a material adverse impact on our operations, financial condition and liquidity.

Our financial well-being could be jeopardized by unforeseen changes in our employees’ collective bargaining agreements or shifts in union policy.

We employed approximately 4,900 people as of December 31, 2017, with approximately 58% of our hourly employees unionized. Failure to extend or renew our collective bargaining agreements or a prolonged work stoppage or strike at any facility with union employees could have a material adverse effect on our business, financial condition, or results of operations. In addition, we may not be able to reach new agreements upon the expiration of our existing collective bargaining agreements and if we do reach new agreements, such agreements may not be on terms that we consider favorable. Furthermore, labor organizing activities could result in additional employees becoming unionized.

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

Our operations are subject to regulation by the U.S. Food and Drug Administration, U.S. Department of Agriculture, Federal Trade Commission and other governmental entities and such regulations are subject to change from time to time which could impact how we manage our production and sale of products. Government regulations could increase our costs of production and our business could be adversely affected.

Our operations are subject to extensive regulation by the FDA, the USDA and other national, state, and local authorities. There may be changes in the legal and regulatory environment, and governmental entities or agencies in jurisdictions where we operate may impose new manufacturing, transportation, processing, packaging, storage, import, export, distribution, labeling or other restrictions, any of which could increase our costs and affect our profitability. For example, we are subject to the Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging, and safety of food. Under this program, the FDA regulates manufacturing practices for foods through, among other things, its current “good manufacturing practices” regulations, or cGMPs, and specifies the recipes for certain foods. Additionally, the FDA declared that the use of partially hydrogenated oils in food is no longer “generally recognized as safe” (often referred to as GRAS), effectively banned the use of partially hydrogenated oils in food, and established a transition period for companies to comply with the new regulations. The FDA also released major food safety regulations governing the production and handling of food, and we have incurred and may continue to incur costs to comply with these regulations.

In addition, various regulatory authorities have paid increasing attention to the effect on humans due to the consumption of acrylamide - a naturally-occurring chemical compound that is formed in the process of cooking many foods, including potato chips, and have imposed additional regulatory requirements. In the State of California, we are required to warn about the presence of acrylamide and other potential carcinogens in our products. If consumer concerns about acrylamide increase or this or other substances are regulated further or not allowed in food products, demand for affected products could decline or we may be unable to sell some of our products and our revenues and business could be harmed. Efforts to reformulate products may be expensive or unsuccessful or may fail to meet consumer expectations, in which event our revenues or business would be harmed.

Our processing facilities and products are subject to periodic inspection by federal, state, and local authorities. In addition, we must comply with similar laws in Canada. The FTC and other authorities regulate how we market and advertise our products, and we could be the target of claims relating to alleged false or deceptive advertising under federal, state, and foreign laws and regulations. Changes in these laws or regulations or the introduction of new laws or regulations could increase the costs of doing business for us or our customers or suppliers or restrict our actions, causing our results of operations to be adversely affected

We seek to comply with applicable regulations through a combination of employing internal personnel to ensure quality-assurance compliance (for example, assuring that food packages contain only ingredients as specified on the package labeling) and contracting with third-party laboratories that conduct analysis of products for the nutritional-labeling requirements. New or amended statutes and regulations, increased production at our existing facilities and our expansion into new operations and jurisdictions may require us to obtain new licenses and permits, could require us to change our methods of operations, and could require us to implement remediation plans, any of which could be costly. Compliance with federal, state and local regulations is costly and time-consuming. Failure to comply with applicable laws and regulations or maintain permits and licenses relating to our operations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could result in increased operating costs resulting in a material adverse effect on our operating results and business.

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

In coordination with our suppliers, our ability to make, move and sell products is critical to our success. Our inability to maintain sufficient internal production capacity or our inability to enter into co-packing agreements on terms that are beneficial to the Company could have an adverse effect on our business. Failure to adequately handle increasing production costs and complexity, turnover of manufacturing personnel, or production capability and efficiency issues could materially impact our ability to cost effectively produce our products and meet customer demand.

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

At December 31, 2017, the carrying value of goodwill and tradenames was $2,178.0 million and $2,463.4 million, respectively. We evaluate the carrying amount of goodwill and indefinite-lived intangible assets for impairment on an annual basis, in the third quarter, or more frequently if an event occurs or circumstances change that would reduce the fair value below its carrying amount. The value of goodwill and intangible assets will be derived from our business operating plans and is susceptible to an adverse change in demand, input costs, general changes in the business, or changes in the overall economic environment and could require an impairment charge in the future.

If we are unable to retain our key management personnel, our future performance may be impaired and our financial condition could suffer as a result.
Our success depends to a significant degree upon the continued contributions of senior management, certain of whom would be difficult to replace. Departure by certain of our executive officers could have a material adverse effect on our business, financial condition, or results of operations. The lack of robust succession plans for key positions across the Company, due to our lean selling, general and administrative structure, increases the likelihood that the Company would be negatively impacted if one or more key senior executives were to depart unexpectedly. We do not maintain key-man life insurance on any of our executive officers. The services of such personnel may not continue to be available to us.

We may not be able to utilize all of our net operating loss carryovers.

If there is an unfavorable adjustment from a United States Internal Revenue Service (“IRS”) examination (whether as a result of a change in law, IRS policy or otherwise) that reduces any of our NOLs, cash taxes may increase and impact our ability to pay dividends or make interest payments on our indebtedness. As of December 31, 2017, we had gross NOLs for U.S. federal income tax purposes of approximately $408.3 million. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to annual limitations on its ability to utilize its pre-change NOLs to offset future taxable income. Our existing NOLs are subject to annual limitations under Section 382 of the Code. For further detail on our NOLs, see Note 16 to our Consolidated Financial Statements, (Benefit)/Provision for Income Taxes.

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

There can be no guarantee that the Company will continue to make dividend payments.
Although the Company has paid quarterly cash dividends to its stockholders since 2013, any determinations by the Board of Directors to continue paying cash dividends on the Common Stock, whether at levels consistent with recent practice or at all, will be based primarily upon the Company’s financial condition, results of operations, business requirements, and the Board of Directors' continuing determination that the declaration of dividends are in the best interests of Company stockholders and are in compliance with all laws and agreements applicable to the dividend programs. In the event the Company does not declare a quarterly dividend, its stock price could be adversely affected.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We own and operate the following thirteen manufacturing and warehouse facilities:

Facility location	Principal products	Principal segment (1)	Facility size
Darien, Wisconsin	Frozen vegetables and complete bagged meals	Frozen	748,000 square feet
Ft. Madison, Iowa	Canned meat	Grocery	475,000 square feet
Imlay City, Michigan	Pickles, peppers, relish	Grocery	467,500 square feet
Fayetteville, Arkansas	Frozen dinners and entrées	Frozen	360,000 square feet
Waseca, Minnesota	Frozen vegetables	Frozen	348,000 square feet
Beaver Dam, Wisconsin	Frozen vegetables	Frozen	343,000 square feet
Centralia, Illinois	Cake and Brownie Mixes / Frosting	Grocery	342,000 square feet
Fennville, Michigan	Fruit toppings and fillings	Grocery	328,000 square feet
Jackson, Tennessee	Frozen breakfast, frozen pizza, frozen prepared seafood	Frozen	324,300 square feet
St. Elmo, Illinois	Syrup, salad dressing, barbecue sauce	Grocery	292,000 square feet
Mattoon, Illinois	Frozen and refrigerated bagels	Frozen	244,000 square feet
Berlin, Pennsylvania	Snack foods - Snyder of Berlin	Specialty	180,000 square feet
Hagerstown, Maryland	Plant based proteins	Boulder	142,000 square feet

(1)We manufacture private label and foodservice products which are included in the Specialty segment, in many of our plants.

All of our properties are mortgaged to secure our obligations under our Senior Secured Credit Facility. Our Senior Secured Credit Facility is described in more detail in Note 11 to the Consolidated Financial Statements, Debt and Interest Expense.

We also lease manufacturing plants, warehouses and distribution centers in Algona, Washington (Snack foods - Tim's Cascade); Richmond, British Columbia (gardein); Laval, Quebec; Denver, Colorado; and Aurora, Colorado. In addition, we lease warehouses in Darien, Wisconsin; Waseca, Minnesota and Effingham, Illinois.

We have entered into co-packing (third-party manufacturing) agreements with several manufacturers for certain of our finished products. We believe that our manufacturing facilities, together with our co-packing agreements, provide us with sufficient capacity to accommodate our planned internal growth.

We also lease office space under operating leases (expiring) in Parsippany, New Jersey (April 2023); Cherry Hill, New Jersey (October 2021); Mississauga, Ontario (June 2026); Richmond, British Columbia (July 2022), and Boulder, Colorado (September 2025).

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

The Company's common stock is listed and traded on the New York Stock Exchange (NYSE) under the symbol "PF". The number of holders of record, including individual owners, of the Company's common stock was 20 as of February 27, 2018. This is not the actual number of beneficial owners of the Company's common stock, as shares are held in "street name" by brokers and others on behalf of individual owners. The closing price of the common stock on the NYSE on February 27, 2018 was $55.23. The following graph compares the cumulative total return on our common stock with the cumulative total return of the Standard & Poor’s ("S&P") 500 Index and the S&P 500 Packaged Foods and Meats Index, which represents our peer group. This graph covers the period from March 28, 2013 (the first day our common stock began trading on the NYSE) through December 31, 2017 (the last trading day of our fiscal year). The graph shows total shareholder return assuming $100 was invested on March 28, 2013 and dividends were reinvested.

Date		Pinnacle Foods, Inc	S&P 500 Index	S&P 500 Packaged Foods & Meats Index
March 28, 2013	*	$100.00	$100.00	$100.00
December 27, 2013		125.30	119.23	107.95
December 26, 2014		168.38	138.01	124.04
December 25, 2015		207.30	139.07	143.60
December 23, 2016		263.85	156.14	156.08
December 31, 2017		300.89	188.18	157.23

* Using the closing market price at the end of the first trading day of $22.21 in accordance with SEC guidance. The initial public offering ("IPO") price was $20.00 per share. The Company's IPO is described further in Note 1 to the Consolidated Financial Statements.

Information regarding our common stock high and low sales prices as reported on NYSE and dividends declared during the last two fiscal years are included in Note 17 to the Consolidated Financial Statements, Quarterly Results (Unaudited).

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

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial and other operating data for the fiscal years ended December 31, 2017, December 25, 2016, December 27, 2015, December 28, 2014, and December 29, 2013.

The selected financial data as of December 31, 2017 and December 25, 2016 and for the fiscal years ended December 31, 2017, December 25, 2016 and December 27, 2015 have been derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The selected financial data as of December 27, 2015, December 28, 2014 and December 29, 2013 and for the fiscal years ended December 28, 2014 and December 29, 2013 have been derived from financial statements not included in this Form 10-K.

The selected financial data presented below should be read in conjunction with our Consolidated Financial Statements and the notes to those statements and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.

($ in millions, other than per share and share data)	Fiscal Year ended	Fiscal Year ended	Fiscal Year ended	Fiscal Year ended	Fiscal Year ended
	December 31, 2017	December 25, 2016	December 27, 2015	December 28, 2014	December 29, 2013
	53 weeks	52 weeks	52 weeks	52 weeks	52 weeks
Statement of operations data:
Net sales	$3,144.0	$3,127.9	$2,655.8	$2,591.2	$2,463.8
Gross profit	868.1	916.1	740.5	681.2	654.2
Earnings before interest and taxes	448.7	479.6	424.7	512.3	293.0
Earnings before income taxes	279.2	340.5	336.4	416.2	160.8
(Benefit) Provision for income taxes (1)	(253.0)	129.4	123.9	167.8	71.5
Net earnings	$532.2	$211.1	$212.5	$248.4	$89.3

Net earnings per share:
Basic	$4.50	$1.81	$1.83	$2.15	$0.84
Diluted	$4.45	$1.79	$1.81	$2.13	$0.82
Weighted average shares outstanding:
Basic	118,140,957	116,871,948	116,031,648	115,697,621	106,841,198
Diluted	119,552,072	118,160,705	117,322,526	116,885,222	108,618,740
Dividends declared per share	$1.22	$1.08	$0.98	$0.89	$0.57

Cash flow:
Net cash provided by (used in):
Operating activities	$416.0	$487.5	$372.9	$550.7	$262.2
Investing activities	(129.8)	(1,086.4)	(105.8)	(270.0)	(652.4)
Financing activities	(390.3)	771.3	(124.2)	(358.0)	414.4

Balance sheet data (at end of period):
Cash and cash equivalents	$249.8	$353.1	$180.5	$38.5	$116.7
Working capital (2)	507.7	553.3	469.1	346.6	488.0
Total assets	6,578.3	6,739.6	5,324.2	5,181.9	5,057.9
Total debt (3)	2,962.3	3,166.7	2,274.1	2,281.3	2,479.9
Total liabilities	4,198.0	4,790.7	3,518.6	3,468.0	3,459.9
Shareholders' equity	2,379.1	1,948.0	1,805.5	1,714.0	1,598.0

($ in millions, other than per share and share data)	Fiscal Year ended	Fiscal Year ended	Fiscal Year ended	Fiscal Year ended	Fiscal Year ended
	December 31, 2017	December 25, 2016	December 27, 2015	December 28, 2014	December 28, 2013
	53 weeks	52 weeks	52 weeks	52 weeks	52 weeks
Other financial data:
Adjusted gross profit (4)	$913.2	$921.1	$749.8	$711.3	$664.4
Adjusted EBITDA (5)	675.2	644.4	531.6	504.0	452.4
Capital expenditures	94.2	101.1	108.5	103.0	84.1

(1)
Benefit from income taxes in fiscal 2017 includes the decrease in our net deferred income tax liability as a result of the Tax Cuts and Jobs Act of 2017. For more information, see Note 16 to the Consolidated Financial Statements, (Benefit)/Provision for Income Taxes.

(2)	Working capital excludes short term borrowings, revolving debt facility and current portion of long term debt.

(3)	Total debt includes long term debt, short term borrowings, revolving debt facility and current portion of long term debt.

(4)
Adjusted gross profit is defined and explained in more detail in the section titled "Adjusted Gross Profit" in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations."

(5)	Adjusted EBITDA is defined and explained in more detail in the section titled "Covenant Compliance" in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in millions, except where noted)

You should read the following discussion of our results of operations and financial condition with the “Selected Financial Data” and the audited Consolidated Financial Statements appearing elsewhere in this Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “Item 1A - Risk Factors” of this Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. See "Disclosure Regarding Forward Looking Statements" in this Form 10-K.

Overview

The Company is a leading manufacturer, marketer and distributor of high quality, branded food products in North America. The business is comprised of four segments: Frozen, Grocery, Boulder and Specialty.

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

The Grocery segment is comprised of the retail businesses of the Company’s grocery brands, including cake/brownie mixes and frostings (Duncan Hines), shelf-stable pickles (Vlasic), shelf-stable salad dressings (Wish-Bone, Western and Bernstein’s), table syrups (Log Cabin and Mrs. Butterworth's), premium margarine/spreads (Smart Balance), canned meat (Armour, Nalley and Brooks), pie and pastry fillings (Duncan Hines, Comstock and Wilderness) and barbecue sauces (Open Pit).

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

•
Freight and distribution costs. We use a combination of common carriers and inter-modal rail to transport our products from our manufacturing facilities to distribution centers and to deliver products to our customers from both those centers and directly from our manufacturing plants. Our freight and distribution costs are influenced by fuel costs as well as capacity within the industry.

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

•
Research and Development ("R&D") expenses. These expenses consist of personnel and facility charges and include expenditures on new products and the improvement and maintenance of existing products and processes.

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

Inflation

To the extent possible, we strive to offset the effects of inflation with cost reduction and productivity programs. However, we spend approximately $2.3 billion annually on cost of products sold, therefore each 1% change in our weighted average cost of inputs would increase our cost of products sold by approximately $23 million. If we experience significant inflation, price increases may be necessary in order to preserve our margins and returns. However, over the past several years, significant macroeconomic weakness and ongoing pressures on the consumer have resulted in shifting consumer buying patterns for grocery products.  As a result, industry volumes have come under pressure, hampering our ability to pass along higher input costs with limited exceptions in select categories. Severe increases in inflation could have an adverse impact on our business, financial condition and results of operations.

Items Affecting Year Over Year Results

During fiscal 2017, our earnings before interest and taxes were impacted by certain items. These items included:

•
In May 2017, the Company issued a voluntary recall for certain Aunt Jemima retail and foodservice frozen breakfast products. The cost impact of the Recall (as defined in Note 14 to the Consolidated Financial Statements, Commitments and Contingencies) for fiscal 2017 is a charge to gross margin of $13.0 million, of which $10.8 million is recorded as a reduction of Net Sales related to customer returns with the remaining $2.2 million relating to freight and disposal costs, charged directly to Cost of products sold. As of December 31, 2017, the reserve related to the Recall remaining on the Company's Consolidated Balance Sheets is $0.9 million in Accrued liabilities.

•
In fiscal 2017, the Company recorded $63.2 million of charges related to the Exit (as defined in Note 10 to the Consolidated Financial Statements, Restructuring Charges) which consisted of non-cash intangible asset impairment charges of $31.2 million, non-cash accelerated depreciation charges of $22.6 million, non-cash charges to adjust inventory to net realizable value of $4.6 million, $3.3 million of contract termination and other fees in addition to employee termination costs of $1.5 million. As of December 31, 2017, the reserve related to the Exit remaining on the Company's Consolidated Balance Sheets is $1.1 million in Accrued liabilities.

•
In addition, in fiscal 2017, the Company recorded approximately $15 million of other charges, primarily consisting of additional strategic investments to strengthen capabilities and systems at our Jackson, Tennessee manufacturing facility.

•
In fiscal 2017, the Company recorded approximately $10 million of costs related to enhancing processes and procedures across our manufacturing network, including improving assets and strengthening capabilities and systems (excluding the Jackson, Tennessee manufacturing facility).

•
As more fully described in Note 9 to the Consolidated Financial Statements, Goodwill, Tradenames and Other Assets, upon completion of our annual impairment review, we recorded tradename impairments of $24.8 million on Celeste, $6.5 million on Snyder of Berlin, $4.2 million on Nalley, $3.1 million on Bernstein and $0.5 million on Swanson. Celeste and Swanson are reported in the Frozen segment, Nalley and Bernstein are reported in the Grocery segment, and Snyder of Berlin is reported in the Specialty segment. These charges were the result of the Company's reassessment of the long-term sales projections for the brands during our annual planning cycle which occurs during the third quarter each year as well as a 50 basis point year on year increase in the weighted average cost of capital assumed in the calculation.

•	Performance-based compensation expense was $26.0 million lower in fiscal 2017 compared to fiscal 2016, in which the expense was in excess of target.

During fiscal 2017, our net earnings were also impacted by certain items. These items included::

•
Our 2017 refinancing resulted in the recognition of $28.5 million of non-cash charges to interest expense for deferred financing costs and original issue discount as well as a $20.7 million cash charge to interest expense resulting from the de-designation and settlement of interest rate swaps. See Note 11 to the Consolidated Financial Statements, Debt and Interest Expense, for further details.

•
The Tax Cuts and Jobs Act of 2017 resulted in a $334.7 million benefit to income tax expense driven by the decrease in our net deferred income tax liability. For more information, see Note 16 to the Consolidated Financial Statements, (Benefit)/Provision for Income Taxes.

During fiscal 2016, our earnings before interest and taxes were impacted by certain items. These items included:

•
As more fully described in Note 9 to the Consolidated Financial Statements, Goodwill, Tradenames and Other Assets, we recorded $11.2 million of tradename impairment charges related to the Celeste ($7.3 million), Aunt Jemima ($3.0 million) and Snyder of Berlin ($0.9 million) tradenames. These charges were the result of the Company's reassessment of the long-term sales projections for the brands during our annual planning cycle which occurs during the third quarter each year.

•
As more fully described in Note 7 to the Consolidated Financial Statements, Other Expense (Income), net, in October 2016, we voluntarily ceased production at Boulder Brands private label gluten-free bakery operation based in the United Kingdom. In conjunction with the wind down, we incurred charges of $4.3 million in the fourth quarter of 2016 which were recorded in Other expense (income), net. For the fiscal year ended December 25, 2016, net sales were $8.7 million and the business incurred a loss before interest, taxes, depreciation and amortization related to normal business operations of $3.9 million.

•
We recorded $32.9 million of restructuring charges and integration costs related to the Boulder Brands and Garden Protein acquisitions, of which $30.2 million was recorded in Administrative expenses, $1.5 million in Costs of products sold, $1.0 million in Marketing and selling expenses and $0.2 million in Research and development expenses.

•
We recorded $10.4 million of purchase accounting adjustments which represents expense related to the write-up to fair value of inventories acquired as a result of the Boulder Brands acquisition, which was recorded in Cost of products sold.

•
As more fully described in Note 3 to the Consolidated Financial Statements, Acquisitions, we recorded acquisition costs of $6.8 million related to the Boulder Brands acquisition, which were recorded in Other expense (income), net.

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

•
As more fully described in Note 7 to the Consolidated Financial Statements, Other Expense (Income), net, we recorded $4.7 million of foreign exchange losses, which represents foreign exchange losses from intra-entity loans resulting from the Garden Protein acquisition.

Results of Operations:
Consolidated Statements of Operations
The following tables set forth our statement of operations data expressed in dollars and as a percentage of net sales. There were 53 weeks in fiscal 2017. There were 52 weeks in fiscal 2016 and 2015.

	Fiscal year
	December 31, 2017		December 25, 2016		December 27, 2015
	53 weeks		52 weeks		52 weeks
Net sales	$3,144.0	100.0%	$3,127.9	100.0%	$2,655.8	100.0%
Cost of products sold	2,275.9	72.4%	2,211.9	70.7%	1,915.3	72.1%
Gross profit	868.1	27.6%	916.1	29.3%	740.5	27.9%

Marketing and selling expenses	193.1	6.1%	218.3	7.0%	176.7	6.7%
Administrative expenses	130.9	4.2%	163.1	5.2%	107.0	4.0%
Research and development expenses	16.1	0.5%	18.1	0.6%	13.0	0.5%
Tradename impairment charges	66.5	2.1%	11.2	0.4%	—	—%
Other expense (income), net	12.9	0.4%	25.8	0.8%	19.1	0.7%
	419.5	13.3%	436.4	14.0%	315.8	11.9%
Earnings before interest and taxes	$448.7	14.3%	$479.6	15.3%	$424.7	16.0%

	Fiscal year
	December 31, 2017	December 25, 2016	December 27, 2015
	53 weeks	52 weeks	52 weeks
Net sales
Frozen	$1,299.1	$1,304.8	$1,236.0
Grocery	1,115.4	1,089.3	1,024.3
Boulder	403.4	364.7	41.5
Specialty	326.0	369.2	354.1
Total	$3,144.0	$3,127.9	$2,655.9

Earnings before interest and taxes
Frozen	$154.8	$240.9	$218.5
Grocery	249.0	229.2	203.1
Boulder	59.9	9.1	(5.5)
Specialty	10.8	32.3	34.4
Unallocated corporate expense	(25.8)	(31.8)	(25.9)
Total	$448.7	$479.6	$424.6

Fiscal year ended December 31, 2017 compared to the fiscal year ended December 25, 2016
Net sales
Net sales were $3.14 billion for the fiscal year ended December 31, 2017, an increase of 0.5% compared to net sales of $3.13 billion in the prior year, reflecting underlying net sales growth of 0.5% driven by a 0.3% increase from volume/mix and higher net price realization of 0.2%, despite a reduction of retail inventories in the fourth quarter of 2017 at several key customers. Also impacting the performance was the combined benefit of 2.7% from the 53rd week and the three extra weeks from the Boulder Brands acquisition compared to prior year, entirely offset by a 2.0% decrease from the impact of the Recall and the subsequent Exit (as defined in footnotes 14 and 10 to the Consolidated Financial Statements), a 0.4% reduction from the SKU rationalization program, and a 0.3% decline from the wind-down of the Boulder Brands United Kingdom operations. The SKU rationalization program, which was implemented in the second half of 2016, consisted of the discontinuation of certain lower margin Boulder products as part of the overall acquisition integration. In an industry generally marked by low growth and heavier promotional spending, we continue to outpace the performance of our composite categories, with market share growth of 0.5 percentage points in fiscal 2017.
Frozen Segment:
Net sales in the fiscal year ended December 31, 2017 were $1.30 billion, a decrease of $5.6 million, or 0.4%, from the prior year reflecting underlying net sales that were essentially even with year ago driven by a decrease of 0.3% from volume/mix, largely offset by favorable foreign currency translation of 0.1%. Also impacting the performance was the unfavorable 2.3% impact from the Recall and subsequent Exit, partially offset by a combined 2.1% benefit from the 53rd week and three extra weeks from those brands added in the Boulder Brands acquisition. Strong growth in the period from our Birds Eye franchise was supported by the launch of several new innovation platforms, including Birds Eye Veggie Made Pasta, Birds Eye Veggie Made Mashed, Birds Eye Superfoods Blends, and Birds Eye Organic. Offsetting the strong growth in Birds Eye were lower net sales of our Seafood and Canadian businesses and the reduction of retail inventory levels in the fourth quarter of 2017 at several key customers.
Grocery Segment:
Net sales in the fiscal year ended December 31, 2017 were $1.12 billion, an increase of $26.2 million, or 2.4%, from the prior year reflecting underlying net sales that were essentially even with year ago driven by a 0.7% benefit from volume/mix offset by lower net price realization of 0.8%. The combined benefit of the 53rd week and three extra weeks from those brands added in the Boulder Brands acquisition added net sales growth of 2.5%. Growth in the period was driven by higher sales of Duncan Hines baking products, which included the launch of eighteen varieties of our innovative Perfect Size for 1, and Armour canned meat driven in part by a hurricane-related surge in demand. Partially offsetting these increases were lower sales of Comstock & Wilderness pie fillings, Wish-Bone dressings and Smart Balance spreads.
Boulder Segment:
Net sales in the fiscal year ended December 31, 2017 were $403.4 million, an increase of $38.7 million, or 10.6%, from the prior year reflecting a 7.3% increase from volume/mix and higher net price realization of 3.1%, as well as a 6.2% combined benefit from the Boulder Brands acquisition and the 53rd week. Partially offsetting these gains was a 3.6% impact from the SKU rationalization program and a 2.4% decline resulting from the wind-down of the Boulder Brands United Kingdom operations. During the period we realized double digit growth from our gardein, Evol and Earth Balance products partially offset by lower sales for Udi's, in part due to the SKU rationalization program.
Specialty Segment:
Net sales in the fiscal year ended December 31, 2017 were $326.0 million, an decrease of $43.2 million, or 11.7%, from the prior year, reflecting a 8.5% decrease from the impact of the Recall and the subsequent Exit and lower volume/mix of 5.0%, primarily driven by the decision to exit the gardein private label business earlier in the year and lower foodservice sales. Partially offsetting these losses were a 0.1% benefit from net price realization and 1.7% combined benefit from the 53rd week and three extra weeks from those products added in the Boulder Brands acquisition.
Gross profit
Gross profit for the year ended December 31, 2017 was $868.1 million, or 27.6% of net sales, compared to $916.1 million, or 29.3% of net sales, in the prior year. Excluding items affecting comparability, Adjusted gross profit declined 0.9% to $913.2 million and Adjusted gross profit percentage decreased approximately 40 basis points to 29.0%. See "Adjusted gross profit reconciliation" under "Non-GAAP Financial Measures" discussed below for further details.

The following table outlines the factors resulting in the year on year change in gross profit and gross margin percentage in fiscal 2017.

	$ (in millions)	% net sales
Productivity	$88.0	2.8%
Effects of adjustments related to the application of purchase accounting (a)	10.4	0.3
Higher net price realization, net of slotting	8.9	0.2
Inflation	(64.0)	(2.0)
Unfavorable product mix	(27.1)	(0.6)
Higher mark-to-market losses on financial instruments	(12.7)	(0.4)
Higher acquisition integration charges	(5.8)	(0.2)
Higher depreciation expense	(6.0)	(0.2)
Other (b)	4.8	0.1
	(3.5)	—

Aunt Jemima retail and foodservice frozen breakfast products exit (c)	(52.2)	(1.1)
Aunt Jemima retail and foodservice frozen breakfast products recall	(13.0)	(0.3)
Strategic manufacturing investments (d)	(10.1)	(0.3)
	(75.3)	(1.7)

Subtotal	$(78.8)	(1.7)%

Higher sales volume	30.9
	$(47.9)

(a) Represents expense recorded in 2016 related to the write-up to fair market value of inventories acquired as a result of the Boulder Brands acquisition.
(b) Primarily lower performance-based compensation expense.
(c) Consists of $32.0 million of charges related to the Exit (see Note 10 to the Consolidated Financial Statements, Restructuring Charges) as well as $20.2 million of other charges, primarily consisting of additional costs incurred at the Jackson, Tennessee manufacturing facility as well as the impact to gross margin from lower sales resulting from the impact of the Exit.
(d) Consists primarily of costs related to enhancing processes and procedures across our manufacturing network, including improving assets and strengthening capabilities and systems.

Marketing and selling expenses
Marketing and selling expenses were $193.1 million, or 6.1% of net sales, for the fiscal year ended December 31, 2017, compared to $218.3 million, or 7.0% of net sales, for fiscal 2016. The decrease was primarily driven by lower performance-based compensation expense, recoveries of previously incurred marketing costs, lower consumer marketing and selling expenses and synergies realized as part of the Boulder Brands acquisition integration.
Administrative expenses
Administrative expenses were $130.9 million, or 4.2% of net sales, for the fiscal year ended December 31, 2017, compared to $163.1 million, or 5.2% of net sales, for the prior year. The decrease was primarily driven by synergies realized as part of the Boulder Brands acquisition integration as well as lower performance-based compensation expense partially offset by higher equity based compensation expense driven by the change in the Company's Chief Executive Officer ("CEO") in the prior year period and the impact of the 53rd week.

Research and development expenses
Research and development expenses were $16.1 million, or 0.5% of net sales, for the fiscal year ended December 31, 2017, compared to $18.1 million, or 0.6% of net sales, for the comparable prior-year period. This decrease primarily reflected the impacts of lower performance-based compensation expense and the timing of certain innovation trials.

Tradename impairment charges
In fiscal 2017, the Company recorded tradename impairments of $27.4 million on Aunt Jemima, $24.8 million on Celeste, $6.5 million on Snyder of Berlin, $4.2 million on Nalley, $3.1 million on Bernstein and $0.5 million on Swanson. In fiscal 2016, the Company recorded tradename impairments of $7.3 million on Celeste, $3.0 million on Aunt Jemima and $0.9 million on Snyder of Berlin. See Note 9 to the Consolidated Financial Statements, Goodwill, Tradenames and Other Assets for further details.

Other Income and Expense:

	Fiscal year ended
	December 31, 2017	December 25, 2016
Other expense (income), net consists of:
Amortization of intangibles/other assets	$15.8	$17.0
Boulder Brands acquisition costs (Note 3)	—	6.8
Foreign exchange gains	(1.5)	(0.5)
Wind down of Boulder Brands United Kingdom operations	(0.8)	4.3
Royalty income and other	(0.7)	(1.7)
Total other expense (income), net	$12.9	$25.8

Foreign exchange gains. Represents foreign exchange gains from intra-entity loans resulting from the Garden Protein acquisition that are anticipated to be settled in the foreseeable future.

Wind down of Boulder Brands United Kingdom operations. In October 2016, the Company voluntarily ceased production at Boulder Brands private-label gluten-free bakery operation which is based in the United Kingdom. As such, the Company adopted a plan in the fourth quarter of 2016 to wind down operations and dispose of all associated assets such as land, buildings, machinery and equipment and inventory. In connection with the plan of disposal, the Company determined that the carrying values of some of the underlying assets exceeded their fair values. Consequently, the above 2016 charges are primarily comprised of impairment losses, which represent the estimated excess of the carrying values of the assets over their fair values. The 2016 charges also include employee termination benefits and professional fees resulting from the closing and disposition. The final sale and disposal of the assets is substantially complete as of December 31, 2017, with final settlement of certain immaterial liabilities expected in early 2018.

Earnings before interest and taxes
Earnings before interest and taxes for the fiscal year ended December 31, 2017 were $448.7 million, a decrease of $31.0 million, or 6.5% as compared to the prior year, primarily driven by lower gross profit and the unfavorable impact of items affecting comparability. These items were partially offset by the benefit of the 53rd week as well as lower marketing and selling and administrative expenses. Items affecting comparability totaled $120.6 million and $59.0 million in fiscal 2017 and 2016, respectively. For fiscal 2017, these items primarily resulted from certain costs associated with the Exit and the tradename impairment charges. For fiscal 2016, these items primarily resulted from expenses related to the Boulder Brands acquisition. Excluding items affecting comparability, Adjusted earnings before interest and taxes increased $30.7 million or 5.7% to $569.3 million. See "Non-GAAP Financial Measures" discussed below for further details and reconciliations.

Frozen Segment:
Earnings before interest and taxes for the fiscal year ended December 31, 2017 decreased $86.1 million, or 35.7%, to $154.8 million as compared with the year-ago period, reflecting the unfavorable impact of items affecting comparability, consisting primarily of costs associated with the Exit and tradename impairment charges, as well as higher unrealized mark-to-market losses on financial instruments. Also negatively impacting the period was the Recall as well as input cost inflation. Partially offsetting these items was the benefit of the 53rd week, strong productivity as well as lower consumer marketing and performance-based compensation expenses. Excluding items affecting comparability, Earnings before interest and taxes decreased $14.9 million, or 6.0%, to $231.5 million.

Grocery Segment:
Earnings before interest and taxes increased $19.8 million, or 8.6%, to $249.0 million as compared to the previous year reflecting the benefit of the net sales growth, strong productivity and the impact of the 53rd week in addition to lower consumer marketing and performance-based compensation expenses. Partially offsetting these items were the impact of items affecting comparability, namely higher tradename impairment charges and higher unrealized mark-to-market losses on financial instruments as well as input cost inflation. Excluding items affecting comparability, Earnings before interest and taxes increased $22.5 million, or 9.5%, to $258.6 million.

Boulder Segment:

Earnings before interest and taxes increased $50.8 million, or 558.2%, to $59.9 million as compared to the previous year reflecting the favorable impact of items affecting comparability, largely related to the Boulder Brands acquisition integration, as well as net sales growth, synergies realized and productivity. Also positively impacting the comparison was the benefit of the 53rd week and lower performance-based compensation expense. Partially offsetting these factors was input cost inflation. Excluding items affecting comparability, Earnings before interest and taxes increased $25.6 million, or 55.1%, to $72.2 million.

Specialty Segment:
Earnings before interest and taxes were $10.8 million in 2017, a decline of $21.5 million or 66.5% as compared to the previous year reflecting the decline in net sales, which included the impact of the Recall and the negative impact of items affecting comparability, primarily costs associated with the Exit as well as tradename impairment charges. Partially offsetting these factors were the benefit of the 53rd week in addition to lower performance-based compensation expense. Excluding items affecting comparability, Earnings before interest and taxes decreased $1.8 million, or 5.3%, to $32.8 million.

Unallocated corporate income (expenses):
Unallocated corporate expense for fiscal 2017 was $25.8 million, as compared to $31.8 million in the prior year period primarily reflecting the impact of $6.8 million of Boulder Brands acquisition costs in 2016 as well as lower performance-based compensation expense in the current year. These benefits were partially offset by higher equity based compensation expense driven by the change in CEO in the prior year period.

Interest Expense, net
Net interest expense increased 21.8%, or $30.3 million, to $169.4 million in the fiscal year ended December 31, 2017 as compared to $139.1 million in the fiscal year ended December 25, 2016. Included in net interest expense in fiscal 2017 is $49.5 million of charges related to the Refinancing (See Note 11 to the Consolidated Financial Statements, Debt and Interest Expense). These charges consisted of a $28.5 million non-cash charge from deferred financing costs and original issue discount and a $20.7 million cash charge resulting from the de-designation and early settlement of interest rate swaps. Excluding these charges, net interest expense in fiscal 2017 decreased 13.4%, driven by the impact of the first quarter 2017 Refinancing which lowered outstanding debt balances and interest rates on our term loans (as discussed in Note 11 to the Consolidated Financial Statements). Also impacting the period was lower interest rate swap losses described below.

We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements, excluding the Accumulated other comprehensive (loss) earnings ("AOCL") portion, are recorded as an adjustment to interest expense. Included in net interest expense is $1.3 million of gains in fiscal 2017 as compared to $8.5 million of losses in fiscal 2016.

Provision (benefit) for income taxes

The effective tax rate was (90.6)% for the fiscal year ended December 31, 2017 compared to 38.0% for the fiscal year ended December 25, 2016. On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. Among other provisions, the Act reduced the federal statutory corporate income tax rate from 35% to 21%. This rate reduction generated a provisional one-time benefit of 119.9% on our year ended December 31, 2017 provision for income taxes as a result of the revaluation of our deferred tax assets and liabilities at the lower rate. Other provisions of the Act did not have a material effect on our year ended December 31, 2017 income tax provision. The effective rate for the fiscal year ended December 31, 2017 also includes benefits of approximately 1.5% related to the domestic production activities deduction and 4.5% from share based payments transactions being recorded as an item of continuing operations in accordance with ASU 2016-09, “Improvements to Employee Share-Based Payments Accounting” effective for our 2017 fiscal year (see Note 2 to the Consolidated Financial Statements, Summary of Significant Accounting Policies).

The effective rate for the fiscal year ended December 25, 2016 includes benefits of approximately 1.9% related to the domestic production activities deduction. In connection with our acquisition of Boulder Brands, Inc., our effective income tax rate was adversely impacted for the tax effect associated with incurring certain non-deductible acquisition costs and compensation payments of 0.6%, a charge for an increase in our non-current state deferred income tax liability balance of approximately 1.0%, and a charge to record a valuation allowance on our foreign tax credit carryforward of approximately 0.2%.

The Company is a loss corporation as defined by Internal Revenue Code (the "Code") Section 382. Section 382 places an annual limitation on our ability to utilize our net operating loss carryovers (NOLs) and other attributes to reduce future taxable income. As of December 31, 2017, we have federal NOL carryovers of $408.3 million, subject to an annual limitation of $17.1 million. As a result, $237.2 million of the carryovers exceed the estimated available Section 382 limitation. The Company has reduced its deferred tax assets for this limitation.

The Company's federal NOLs have expiration periods beginning in 2020 through 2027. The Company also has state NOLs that are limited and vary in amount by jurisdiction. Gross state NOLs are approximately $261.0 million with expiration periods beginning in 2018 through 2037. State tax credits are $2.8 million in total and will expire on or before 2022.

We have significant tax-deductible intangible asset amortization and federal and state NOLs, which resulted in federal and state cash tax savings through 2016. We expect continued amortization and utilization of our NOLs will generate additional cash tax savings in 2017 and thereafter.

Fiscal year ended December 25, 2016 compared to fiscal year ended December 27, 2015

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

Grocery Segment:

Net sales in the fiscal year ended December 25, 2016 were $1.09 billion, an increase of $65.0 million, or 6.3%, from the prior year reflecting a 9.7% benefit from the Boulder Brands acquisition (Smart Balance is managed in the Grocery segment) partially offset by a 3.3% decrease from volume/mix and lower net price realization of 0.1%. Positively impacting the period were the addition of the Smart Balance brand as well as increased sales of our Armour canned meats. Partially offsetting these increases were lower sales of our Duncan Hines baking products due to category weakness, and lower sales of Wish-Bone salad dressings, which improved in the second half of the year following the launch of our two new product lines, Wish-Bone E.V.O.O. and Wish-Bone Ristorante Italiano dressings. Vlasic pickles and Mrs. Buttersworth's syrup also posted modest year-over-year declines.

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

Gross profit

Gross profit for the year ended December 25, 2016 was $916.1 million, or 29.3% of net sales, compared to $740.5 million, or 27.9% of net sales, in the prior year. Excluding items affecting comparability, Adjusted gross profit advanced 22.8% to $921.1 million and Adjusted gross profit percentage increased approximately 120 basis points to 29.4%. See "Adjusted gross profit reconciliation" under "Non-GAAP Financial Measures" discussed below for further details.

The following table outlines the factors resulting in the year on year change in gross profit and gross margin percentage in fiscal 2016.

	$	% net sales
Productivity	$70.0	2.2%
Favorable product mix	26.6	0.5
Higher mark-to-market gains on financial instruments	10.5	0.3
Higher net price realization, net of slotting	7.5	0.2
Inflation	(36.0)	(1.2)
Effects of adjustments related to the application of purchase accounting (a)	(10.4)	(0.3)
Higher depreciation expense (b)	(3.4)	(0.1)
Other (c)	(9.5)	(0.2)
Subtotal	55.3	1.4%
Higher sales volume	120.3
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

Foreign exchange losses. Represents foreign exchange (gains) losses from intra-entity loans resulting from the
Garden Protein acquisition that are anticipated to be settled in the foreseeable future.

Charges resulting from the wind down of Boulder Brands United Kingdom operations. In October 2016, the Company voluntarily ceased production at Boulder Brands private label gluten-free bakery operation which is based in the United Kingdom. As such, the Company adopted a plan in the fourth quarter to wind down operations and dispose of all associated assets such as land, buildings, machinery and equipment and inventory. In connection with the plan of disposal, the Company determined that the carrying values of some of the underlying assets exceeded their fair values. Consequently, the above charges are primarily comprised of impairment losses, which represents the excess of the carrying values of the assets over their fair values. The charges also include employee termination benefits and professional fees resulting from the closing and disposition.

Tradename impairment charges

In the third quarter of 2016, the Company recorded tradename impairments of $7.3 million on Celeste, $3.0 million on Aunt Jemima and $0.9 million on Snyder of Berlin. See Note 9 to the Consolidated Financial Statements, Goodwill, Tradenames and Other Assets for further details.

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

As discussed in more detail in Note 11 to the Consolidated Financial Statements, Debt and Interest Expense, on February 3, 2017, the Company amended it credit agreement which significantly changed our debt profile and expected future interest expense.

Provision (benefit) for income taxes

The effective tax rate was 38.0% for the fiscal year ended December 25, 2016 compared to 36.8% for the fiscal year ended December 27, 2015. The effective rate for the fiscal year ended December 25, 2016 includes benefits of approximately 1.9% related to the domestic production activities deduction. In connection with our acquisition of Boulder Brands, Inc., our effective income tax rate was adversely impacted for the tax effect associated with incurring certain non-deductible acquisition costs and compensation payments of 0.6%, a charge for an increase in our non-current state deferred income tax liability balance of approximately 1.0%, and a charge to record a valuation allowance on our foreign tax credit carryforward of approximately 0.2%.

The effective rate for the fiscal year ended December 27, 2015, includes benefits of approximately 0.3% related to the domestic production activities deduction and 0.6% related to foreign earnings, including recognition of foreign tax credit. The foreign tax credit benefit is attributable to a fiscal year 2015 dividend repatriation from the Company’s Canadian subsidiary to its U.S parent. The 2015 rate also includes a charge for 0.3% for non-deductible transaction expenditures related to acquisition activity (Note 3 to the Consolidated Financial Statements, Acquisitions) and our public offerings (Note 1 to the Consolidated Financial Statements, Summary of Business Activities).

Under the Code Section 382, the Company is a loss corporation. Section 382 of the Code places limitations on our ability to use our NOL's to offset taxable income. As described in Note 16 to the Consolidated Financial Statements, (Benefit)/Provision for Income Taxes, an ownership change in the third quarter of 2014 placed an annual limitation of approximately $94.0 million on approximately $230.8 million of our federal NOL carryovers which previously were not subject to an annual limitation. During 2015 the Company fully utilized the federal NOLs which became subject to the 2014 limitation. Our remaining NOLs remain subject to an annual limitation of approximately $17.1 million. See Note 16 to the Consolidated Financial Statements (Benefit)/Provision for Income taxes.

On January 15, 2016, we acquired Boulder Brands, Inc. which is a loss corporation. As of the acquisition date, Boulder had approximately $54.5 million of federal NOL carryover subject to the Section 382 provisions. The annual limitation is approximately $26.5 million subject to increase for recognized built in gains. We have fully utilized the $54.5 million of federal NOLs in 2016.

We have significant tax-deductible intangible asset amortization and federal and state NOLs, which resulted in minimal federal and state cash taxes through 2016. We expect continued amortization and utilization of our NOLs will generate additional annual cash tax savings in 2017 and thereafter.

Liquidity and Capital Resources

Historical
Our cash flows are seasonal. Typically we are a net user of cash in the third quarter of the calendar year (i.e., the quarter ending in September) and a net generator of cash over the balance of the year.
Our principal liquidity requirements have been, and we expect will be, for working capital and general corporate purposes, including capital expenditures, debt service, and our quarterly dividend program. Currently, the quarterly payment is $0.325 per share or approximately $39.0 million. We do not have a share repurchase program currently in place but may seek authorization from our Board of Directors to implement one in the future. Capital expenditures are expected to be approximately $155.0 to $165.0 million in 2018. We have historically satisfied our liquidity requirements with internally generated cash flows and availability under our revolving credit facility. We expect that our ability to generate cash from our operations and ability to borrow from our credit facilities should be sufficient to support working capital needs, planned growth and capital expenditures for the next 12 months and for the foreseeable future. We keep an insignificant amount of cash in foreign accounts, primarily related to the operations of our Canadian business. Additionally, our cash taxes on an ongoing basis will be significantly reduced as a result of the lower federal statutory corporate income tax rate resulting from the Act.
Statements of cash flows for the fiscal year ended December 31, 2017 compared to the fiscal year ended December 25, 2016
Net cash provided by operating activities was $416.0 million for the fiscal year ended December 31, 2017 and was the result of net earnings, excluding non-cash charges and credits of $490.6 million and higher working capital of $74.6 million. The increase in working capital was primarily the result of a $43.1 million increase in inventories driven by inventory builds due to new products and growth in the Birds-Eye franchise, partially offset by the Exit (as defined in Note 10 to the Consolidated Financial Statements, Restructuring Charges), a $41.3 million decrease in accrued liabilities driven primarily by lower performance-based compensation, restructuring and interest accruals, a $20.7 million payment for the early settlement of interest rate hedges as a result of the Refinancing (as defined in Note 11 to the Consolidated Financial Statements, Debt and Interest Expense) and a $11.9 million decrease in accrued trade marketing expense driven the timing of payments. These were partially offset by $26.8 million increase in accounts payable driven by our inventory purchases and the timing of vendor payments and an $8.6 million decrease in accounts receivable, primarily driven by timing of sales.

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

Net cash used in investing activities for the fiscal year ended December 31, 2017 totaled $129.8 million and included $37.5 million for the Beaver Dam acquisition, $94.2 million for capital expenditures as well as $1.9 million in proceeds from the sale of plant assets.

Net cash used in investing activities for the fiscal year ended December 25, 2016 totaled $1,086.4 million and included $985.4 million for the Boulder Brands acquisition as well as $101.1 million for capital expenditures.
Net cash used by financing activities for the fiscal year ended December 31, 2017 was $390.3 million and consisted of $2,491.5 million of term loan repayments, $140.7 million of dividends paid, $12.9 million of debt acquisition costs and $11.9 million of net capital leases and notes payable activity which were partially offset by $2,262.0 million of net proceeds from our new Tranche B Term Loans and $4.9 million of net cash inflows related to our equity based compensation plans. Our term loans are discussed in Note 11 to the Consolidated Financial Statements.

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

The net of all activities resulted in a decrease in cash of $103.2 million for the fiscal year ended December 31, 2017, compared to an increase in cash of $172.5 million for the fiscal year ended December 25, 2016.
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

Third Amended and Restated Credit Agreement

As discussed in more detail in Note 11 to the Consolidated Financial Statements, Debt and Interest Expense, on February 3, 2017, the Company entered into an amendment to its Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”) in order to (1) refinance all of the Company’s outstanding term loans with a new seven-year term loan in an aggregate principal amount of $2,262.0 million (the “New Term Loans”), (2) replace the Company’s existing $150.0 million revolving credit facility with a new five-year $225.0 million revolving credit facility (the “New Revolving Credit Facility and, collectively with the New Term Loans, the “New Credit Facilities”) and (3) amend and restate the Amended Credit Agreement in its entirety to make certain other amendments and modifications (as so amended and restated, the “Third Amended and Restated Credit Agreement”).

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

Non-GAAP Financial Measures

Pinnacle uses the following non-GAAP financial measures as defined by the Securities and Exchange Commission in its financial communications. These non-GAAP financial measures should be considered as supplements to the generally accepted accounting principles in the United States ("GAAP") reported measures, should not be considered replacements for, or superior to, the GAAP measures and may not be comparable to similarly named measures used by other companies.

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

Covenant Compliance EBITDA
Covenant Compliance EBITDA is defined as earnings before interest expense, taxes, depreciation and amortization, further adjusted to exclude non-cash items including equity based compensation, extraordinary, unusual or non-recurring items and other adjustment items permitted in calculating Covenant Compliance EBITDA under the Amended Credit Agreement, the Third Amended and Restated Credit Agreement and the indentures governing the Senior Notes. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Covenant Compliance EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financial covenants.

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

In addition, under the Amended Credit Agreement, the Third Amended and Restated Credit Agreement and the indentures governing the Senior Notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Senior Secured Leverage Ratio (which is currently the same as the ratio of Net First Lien Secured Debt to Covenant Compliance EBITDA described above), in the case of the Amended Credit Agreement, and the Third Amended and Restated Credit Agreement, or to the ratio of Covenant Compliance EBITDA to fixed charges for the most recently concluded four consecutive fiscal quarters, in the case of the Senior Notes. We believe that these covenants are material terms of these agreements and that information about the covenants is material to an investor's understanding our financial performance. As of December 31, 2017, we were in compliance with all covenants and other obligations under the Amended Credit Agreement and the indentures governing the Senior Notes.

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
The following table provides a reconciliation from our net earnings to EBITDA, Adjusted EBITDA and Covenant Compliance EBITDA for the fiscal year ended December 31, 2017 and December 25, 2016. The terms and related calculations are defined in the Amended Credit Agreement and the indentures governing the Senior Notes.

(thousands of dollars)	Fiscal year
	December 31, 2017	December 25, 2016
	53 weeks	52 weeks
Net earnings	$532,221	$211,117
Interest expense, net	169,434	139,098
Income tax (benefit) expense	(252,999)	129,430
Depreciation and amortization expense	132,887	105,772
EBITDA	$581,543	$585,417
Non-cash items (a)	69,576	12,850
Acquisition, merger and other restructuring charges (b)	24,038	46,100
Adjusted EBITDA	$675,157	$644,367
Garden Protein and Boulder Brands acquisition adjustments (1)	4,000	23,120
Non-cash equity based compensation charges (2)	18,728	14,016
Covenant Compliance EBITDA	$697,885	$681,503

(1) For fiscal 2017 and 2016, represents net cost savings projected to be realized from acquisition synergies from the Boulder and Garden Protein acquisitions, calculated consistent with the definition of Covenant Compliance EBITDA. For fiscal 2016, also represents proforma additional EBITDA from Boulder for the period prior to the acquisition.

(2)	Represents non-cash compensation charges related to the granting of equity awards that occur in the normal course of business.

(a)	Non-cash items are comprised of the following:

(thousands of dollars)	Fiscal year
	December 31, 2017	December 25, 2016
	53 weeks	52 weeks
Unrealized (gains)/losses resulting from hedging activities (1)	$223	$(12,511)
Tradename impairment charges (2)	66,530	11,200
Effects of adjustments related to the application of purchase accounting (3)	—	10,382
Intra entity foreign exchange gains (4)	(1,484)	(486)
Wind down of Boulder Brands UK operations (5)	(771)	4,265
Aunt Jemima and other frozen breakfast products exit (6)	5,078	—
Total non-cash items	$69,576	$12,850

(1)	Represents non-cash gains and losses resulting from mark-to-market adjustments of obligations under derivative contracts.

(2)
For fiscal 2017, represents tradename impairment on Aunt Jemima ($27.4 million), Celeste ($24.8 million), Snyder of Berlin ($6.5 million), Nalley ($4.2 million), Bernstein ($3.1 million) and Swanson ($0.5 million). For fiscal 2016, represents tradename impairment on Celeste ($7.3 million), Aunt Jemima ($3.0 million) and Snyder of Berlin ($0.9 million).

(3)	For fiscal 2016, represents expense related to the write-up to fair market value of inventories acquired as a result of the Boulder Brands acquisition.

(4)	Represents foreign exchange gains resulting from intra-entity loans that are anticipated to be settled in the foreseeable future.

(5)	Represents adjustments related to the voluntary wind down of the Boulder Brands private label gluten-free bakery operation which was based in the United Kingdom.

(6)	Primarily represents charges to adjust inventory to net realizable value resulting from the exit of the business.

(b)	Acquisition, merger and other restructuring charges are comprised of the following:

(thousands of dollars)	Fiscal year
	December 31, 2017	December 25, 2016
	53 weeks	52 weeks
Expenses in connection with an acquisition or other non-recurring costs (1)	$—	$6,781
Restructuring charges, integration costs and other business optimization expenses (2)	16,107	39,079
Employee severance (3)	3,607	240
Aunt Jemima and other frozen breakfast products exit (4)	4,324	—
Total other adjustments	$24,038	$46,100

(1)	For fiscal 2016, represents Boulder Brands acquisition costs.

(2)	Primarily represents integration costs of the Boulder Brands and Garden Protein acquisitions.

(3)	Represents severance costs paid, or to be paid, to terminated employees.

(4)	Primarily represents employee termination costs and contract termination fees resulting from the exit of the business.

Our covenant requirements and actual ratios for the year ended December 31, 2017 are as follows:

	Covenant Requirement	Actual Ratio
Amended Credit Agreement
Net First Lien Leverage Ratio (1)	5.75 to 1.00	2.91
Total Leverage Ratio (2)	Not applicable	3.92
Senior Notes (3)
Minimum Covenant Compliance EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions (4)	2.00 to 1.00	6.06

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

(2)
The Total Leverage Ratio is not a financial covenant and is calculated by dividing consolidated total debt less the aggregate amount of all unrestricted cash and cash equivalents by Covenant Compliance EBITDA.

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

Pinnacle Foods Inc.
Reconciliation of Non-GAAP measures (Unaudited)
Adjusted gross profit and Adjusted gross profit as a % of sales
(thousands)

(thousands of dollars)	Fiscal year
	December 31, 2017	December 25, 2016	December 27, 2015
	53 weeks	52 weeks	52 weeks
Gross profit	$868,148	$916,074	$740,506
Accelerated depreciation expense (a)	22,554	—	1,131
Non-cash items (b)	5,301	(2,129)	(1,029)
Acquisition, merger or other restructuring charges (c)	17,171	7,121	9,217
Adjusted gross profit	$913,174	$921,066	$749,825

Adjusted gross profit as a % of Net sales	29.0%	29.4%	28.2%

(a)
For fiscal 2017, represents accelerated depreciation related to the Aunt Jemima and other frozen breakfast products exit. For fiscal 2015, represents accelerated depreciation related to in-sourcing of Wish-Bone production.

(b)	Non-cash items are comprised of the following:

(thousands of dollars)	Fiscal year
	December 31, 2017	December 25, 2016	December 27, 2015
	53 weeks	52 weeks	52 weeks
Unrealized (gains)/losses resulting from hedging activities (1)	$223	$(12,511)	$(1,983)
Effects of adjustments related to the application of purchase accounting (2)	—	10,382	—
Non-cash compensation charges (3)	—	—	954
Aunt Jemima and other frozen breakfast products (4)	$5,078	$—	$—
Non-cash items	$5,301	$(2,129)	$(1,029)

(1)	Represents non-cash gains and losses resulting from mark-to-market adjustments of obligations under derivative contracts.

(2)	For fiscal 2016, represents expense related to the write-up to fair market value of inventories acquired as a result of the Boulder Brands acquisition.

(3)	For fiscal 2015, represents non-cash employee incentives and retention charges resulting from the termination on of the Hillshire merger agreement.

(4)	Primarily represents charges to adjust inventory to net realizable value resulting from the exit of the business.

(c)	Acquisition, merger and other restructuring charges are comprised of the following:

(thousands of dollars)	Fiscal year
	December 31, 2017	December 25, 2016	December 27, 2015
	53 weeks	52 weeks	52 weeks
Expenses in connection with an acquisition or other non-recurring merger costs (1)	$—	$—	$130
Restructuring charges, integration costs and other business optimization expenses (2)	11,192	7,121	8,625
Employee severance and recruiting (3)	1,655	—	462
Aunt Jemima and other frozen breakfast products exit (4)	$4,324	$—	$—
Total acquisition, merger and other restructuring charges	$17,171	$7,121	$9,217

(1)	Represents expenses incurred related to the terminated agreement with Hillshire.

(2)
For fiscal 2017 and 2016, primarily represents integration costs of the Garden Protein and Boulder Brands acquisition. For fiscal 2015, primarily represents integration costs of the Garden Protein and Wish-Bone acquisitions.

(3)	Represents severance costs for terminated employees not related to business acquisitions.

(4)	Primarily represents employee termination costs and contract termination fees resulting from the exit of the business.

Pinnacle Foods Inc. and Subsidiaries
Reconciliation of Non-GAAP measures
Adjusted EBIT (1)
(thousands)

	Fiscal Year
	December 31, 2017	December 25, 2016	December 27, 2015
	53 weeks	52 weeks	52 weeks
Net earnings (as reported)	$532,221	$211,117	$212,508
Interest expense, net	169,434	139,098	88,315
(Benefit)/Provision for income taxes	(252,999)	129,430	123,879
Earnings before interest and taxes (as reported)	448,656	479,645	424,702
Accelerated depreciation (2)	22,554	—	1,131
Accelerated amortization expense - Aunt Jemima and other frozen breakfast products exit	3,783	—
Accelerated amortization expense - gardein Private Label business exit	656	—
Non-cash items
Unrealized (gains)/losses resulting from hedging (3)	223	(12,511)	(1,983)
Purchase accounting adjustments (4)	—	10,382	—
Tradename impairment charges (5)	66,530	11,200	—
Non-cash compensation charges (6)	—	—	1,567
Intra entity foreign exchange (gains)/losses (7)	(1,484)	(486)	4,731
Wind down of Boulder Brands UK operations (8)	(771)	4,265	—
Aunt Jemima and other frozen breakfast products exit (9)	5,078	—	—
Acquisition, merger and other restructuring charges
Acquisition or other non recurring expenses (10)	—	6,781	2,735
Restructuring and integration costs (11)	16,107	39,079	9,504
Employee severance (12)	3,607	240	687
Aunt Jemima and other frozen breakfast products exit (13)	4,324	—	—
Other	—	—	—
Adjusted EBIT	$569,263	$538,595	$443,074

(1)	Excludes Boulder, Wish-Bone and Gardein anticipated synergies which are included in calculating Covenant compliance.

(2)	For fiscal 2017, represents accelerated depreciation related to the Exit. For fiscal 2015, reflects accelerated depreciation related to in-sourcing of Wish-Bone production.

(3)	Represents non-cash (gains)/losses resulting from mark-to-market obligations under derivative contracts.

(4)	Represents expense related to the write-up to fair value of inventories acquired as a result of the Boulder Brands acquisition.

(5)
For fiscal 2017, represents tradename impairment on Aunt Jemima ($27.4 million), Celeste ($24.8 million), Snyder of Berlin ($6.5 million), Nalley ($4.2 million), Bernstein ($3.1 million) and Swanson ($0.5 million). For fiscal 2016, represents tradename impairment on Celeste ($7.3 million), Aunt Jemima ($3.0 million) and Snyder of Berlin ($0.9 million).

(6)	Represents non-cash employee incentives and retention charges resulting from the termination of the Hillshire merger agreement.

(7)	Represents foreign exchange (gains)/losses resulting from intra-entity loans that are anticipated to be settled in the foreseeable future.

(8)	Represents adjustments related to the voluntary wind down of the Boulder Brands private label gluten-free bakery operation which was based in the United Kingdom.

(9)	Primarily represents charges to adjust inventory to net realizable value resulting from the exit of the business.

(10)	For fiscal 2016, represents Boulder Brands acquisition costs. For fiscal 2015, represents Boulder Brands acquisition costs and expenses related to the secondary offerings of common stock.

(11)
For fiscal 2017 and 2016, primarily represents restructuring charges and integration costs of the Boulder Brands and Garden Protein acquisitions. For fiscal 2015, primarily represents integration costs of the Garden Protein and Wish-Bone acquisitions.

(12)	Represents severance costs for terminated employees not related to business acquisitions.

(13)	Primarily represents employee termination costs and contract termination fees resulting from the exit of the business.

Pinnacle Foods Inc.
Reconciliation from Reported to Adjusted Segment Amounts
For the fiscal year ended December 31, 2017, December 25, 2016, and December 27, 2015
(thousands)

	Fiscal Year
	December 31, 2017	December 25, 2016	December 27, 2015
	53 weeks	52 weeks	52 weeks

Earnings before interest & taxes - Reported
Frozen	$154,797	$240,919	$218,536
Grocery	248,967	229,155	203,146
Boulder	59,874	9,096	(5,498)
Specialty	10,799	32,263	34,369
Unallocated corporate expenses	(25,781)	(31,788)	(25,851)
Total	$448,656	$479,645	$424,702

Adjustments (Non-GAAP - See separate table)
Frozen	$76,717	$5,454	$894
Grocery	9,588	6,907	7,467
Boulder	12,304	37,439	8,181
Specialty	21,998	2,369	117
Unallocated corporate expenses	—	6,781	1,713
Total	$120,607	$58,950	$18,372

Earnings before interest & taxes - Adjusted (Non-GAAP - See separate discussion and tables)
Frozen	$231,514	$246,373	$219,430
Grocery	258,555	236,062	210,613
Boulder	72,178	46,535	2,683
Specialty	32,797	34,632	34,486
Unallocated corporate expenses	(25,781)	(25,007)	(24,138)
Total	$569,263	$538,595	$443,074

Pinnacle Foods Inc.
Reconciliation from Reported to Adjusted Segment Amounts
Supplemental Schedule of Adjustments Detail (unaudited)
For the fiscal year ended December 31, 2017, December 25, 2016, and December 27, 2015
(millions)

	Adjustments to Earnings Before Interest and Taxes
	Fiscal Year
	December 31, 2017	December 25, 2016	December 27, 2015
	53 weeks	52 weeks	52 weeks
Frozen
Aunt Jemima and other frozen breakfast products exit (1)	$48.8	$—	$—
Restructuring and acquisition integration charges	1.4	0.5	—
Employee severance	1.1	0.1	0.4
Unrealized mark-to-market (gain)/loss	0.1	(5.8)	(0.6)
Hillshire merger termination-related employee compensation expense	—	—	0.8
Write-up to fair market value of inventories acquired	—	0.3	—
Tradename impairment charges	25.3	10.3	—
Other	—	0.1	0.3
Total Frozen	$76.7	$5.5	$0.9

Grocery
Restructuring and acquisition integration charges	$1.0	$8.6	$7.3
Employee severance	1.3	0.1	0.3
Unrealized mark-to-market (gain)/loss	—	(5.5)	(1.3)
Hillshire merger termination-related employee compensation expense	—	—	0.8
Expenses related to the write-up to fair value of inventories acquired	—	3.5	—
Tradename impairment charges	7.3	—
Other	—	0.2	0.4
Total Grocery	$9.6	$6.9	$7.5

Boulder
Restructuring and acquisition integration charges	$12.0	$27.4	$8.2
Wind down of Boulder Brands UK operations	(0.8)	4.3	—
Employee severance	1.1	—
Unrealized mark-to-market (gain)/loss	—	(0.3)	—
Write-up to fair value of inventories acquired	—	6.0	—
Total Boulder	$12.3	$37.4	$8.2

Specialty
Aunt Jemima and other frozen breakfast products exit	$14.3	$—	$—
Restructuring and acquisition integration charges	0.3	1.4
Employee severance	0.1	—	—
Accelerated amortization due to the exit of the Gardein Private Label business	0.7	—
Unrealized mark-to-market (gain)/loss	0.1	(0.8)	(0.1)
Hillshire merger termination-related employee compensation expense	—	—	0.1
Write-up to fair value of inventories acquired	—	0.6	—
Tradename impairment charges	6.5	0.9	—
Other	—	0.3	0.1
Total Specialty	$22.0	$2.4	$0.1

Unallocated Corporate Expenses
Boulder Brands acquisition related charges	$—	$6.8	$1.7
Total Unallocated Corporate Expenses	$—	$6.8	$1.7
(1) Includes a tradename impairment charge of $27.4 million on the Aunt Jemima tradename.

Contractual Commitments

The table below provides information on our contractual commitments as of December 31, 2017:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Total debt at face value (1)	$2,940,362	$17,947	$45,240	$395,240	$2,481,935
Projected interest payments on long term debt (2)	743,052	119,390	255,060	235,439	133,163
Operating lease obligations	60,156	13,382	21,360	16,224	9,190
Capital lease obligations	96,241	14,514	28,348	24,633	28,746
Purchase obligations (3)	1,082,411	650,663	115,613	91,385	224,750
Pension (4)	54,041	6,969	9,644	11,058	26,370
Total (5)	$4,976,263	$822,865	$475,265	$773,979	$2,904,154

(1)	Total debt at face value includes scheduled principal repayments and excludes interest payments.

(2)
The total projected interest payments on long-term debt are based upon borrowings and interest rates as of December 31, 2017, including the effect of interest rate swaps in place. The interest rate on variable rate debt is subject to changes beyond our control and may result in actual interest expense and payments differing from the amounts above.

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

(4)
The funding of the defined benefit pension plan is based upon our planned 2018 cash contribution. The future years' contributions are based upon our expectations taking into consideration the funded status of the plan at December 31, 2017. Currently, under the Employee Retirement Income Security Act of 1974 ("ERISA") and Internal Revenue Service ("IRS") guidelines, our plan is 94% funded.

(5)
The total excludes the liability for uncertain tax positions. We are not able to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. Therefore, the long-term portion of the liability is excluded from the preceding table.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet obligations.

Accounting Policies and Pronouncements

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires the use of judgment, estimates and assumptions. We make such subjective determinations after careful consideration of our historical performance, management's experience, current economic trends and events and information from outside sources. Inherent in this process is the possibility that actual results could differ from these estimates and assumptions for any particular period.

Our significant accounting policies are detailed in Note 2 to our Consolidated Financial Statements, Summary of Significant Accounting Policies, for the fiscal year ended December 31, 2017. The following areas are the most important and require the most difficult, subjective judgments.

Trade and Consumer Promotion Programs

The Company offers various sales incentive programs to customers and consumers, such as price discounts, in-store display incentives, cooperative advertising programs, new product introduction fees, and coupons. The mix between the various sales incentive programs, which are classified as reductions in revenue, and advertising or other marketing activities, which are classified as marketing and selling expenses, fluctuates between periods based on the Company's overall marketing plans, and such fluctuations have an impact on revenues. The measurement and recognition of the costs for trade and consumer promotion programs involves the use of judgment related to performance and redemption estimates. Estimates are made based on historical experience and other factors and are adjusted quarterly based upon our most recent experience and new information. Typically, programs that are offered have a very short duration. Historically, the difference between actual experience compared to estimated redemptions and performance has not been significant to the quarterly or annual financial statements. However, actual expenses may differ if the level of redemption rates and performance were to vary from estimates.

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

In fiscal 2017, all reporting units tested had a fair value that exceeded their carrying value by at least 40%. We performed a sensitivity analysis on our weighted average cost of capital and we determined that a 50 basis point increase in the weighted average cost of capital would not have resulted in any of our reporting units implied fair value being less than their carrying value. Additionally, a 50 basis point decrease in the terminal growth rate used for each reporting unit would also not have resulted in any of our reporting units implied fair value being less than their carrying value

We also evaluate the carrying amount of our trade names for impairment on an annual basis, in conjunction with our Goodwill testing, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of an intangible asset with its carrying value. If the carrying value of a trade name exceeds its fair value at the time of the evaluation, we would charge the shortfall to earnings.

To estimate the fair value of our trade names we use the relief from royalty method, which utilizes forecasted discounted net sales to estimate the fair value. The utilization of the relief from royalty method requires us to make significant assumptions including sales growth rates, implied royalty rates and discount rates. As discussed in Note 9 to the Consolidated Financial Statements, Goodwill, Tradenames and Other Assets, in fiscal 2017 the Company recorded tradename impairments of $24.8 million on Celeste, $6.5 million on Snyder of Berlin, $4.2 million on Nalley, $3.1 million on Bernstein and $0.5 million on Swanson. Additionally, as a result of the Exit (As defined in Note 10 to the Consolidated Financial Statements, Restructuring Charges) in the second quarter of 2017, the Company recorded a tradename impairment charge of $27.4 million on the Aunt Jemima tradename, which resulted in a carrying value of $0. The charge is reported in the Frozen segment. See Note 10 to the Consolidated Financial Statements, Restructuring Charges for further details. In fiscal 2016, we recognized impairments of $7.3 million on Celeste, $3.0 million on Aunt Jemima and $0.9 million on Snyder of Berlin. These charges were the result of the Company's reassessment of the long-term sales projections for the brands during our annual planning cycle which occurs during the third quarter each year. In addition, we performed a sensitivity analysis on our weighted average cost of capital and we determined that a 50 basis point increase in the weighted average cost of capital would have resulted in an additional impairment of $8.5 million. Additionally, a 50 basis point decrease in the terminal growth rate used for each of the impaired tradenames would have resulted in an additional impairment of $2.4 million.

As of December 31, 2017, we identified an additional three tradenames which do not have a fair value that exceeded their carrying value by at least 15%. The total carrying value of these tradenames as of December 31, 2017 is $359.3 million. We performed a sensitivity analysis on our weighted average cost of capital and we determined that a 50 basis point increase in the weighted average cost of capital would have resulted in an additional impairment of $19.7 million. Additionally, a 50 basis point decrease in the terminal growth rate used for each tradename would have resulted in an additional impairment of $15.0 million.

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
 Net periodic pension benefit was $2.0 million in fiscal 2017, $0.2 million in fiscal 2016 and $1.8 million in fiscal 2015. Significant weighted-average assumptions for all plans used in the calculation are:

Pension Benefits	2017	2016	2015

Pension
Discount rate	4.0%	4.2%	3.9%
Expected return on plan assets	6.0%	6.0%	6.3%

Estimated sensitivities to annual net periodic pension cost are as follows: a 50-basis-point reduction in the discount rate would have a minimal effect on pension expense by decreasing it by $0.1 million; a 50-basis-point reduction in the estimated return on assets assumption would increase pension expense by approximately $1.0 million.
Net periodic pension benefit is expected to be approximately $3.1 million in 2018. In fiscal 2018, the Company plans to make contributions of $7.0 million. We made contributions to our plans of $0.3 million in fiscal 2017, $0.3 million in fiscal 2016 and $3.1 million in fiscal 2015.
 See also Note 12 to the Consolidated Financial Statements, Pension and Retirement Plans, for additional information on pension expenses.

Income taxes

We record income taxes based on the amounts that are refundable or payable in the current year, and we include results of any difference between GAAP and tax reporting that we record as deferred tax assets or liabilities. We review our deferred tax assets for recovery. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in our tax provision in the period of change. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax assets and the timing of income tax payments. Actual collections and payments may differ from these estimates as a result of changes in tax laws as well as unanticipated future transactions impacting related income tax balances.

Recently Issued Accounting Pronouncements

For more information on recently issued accounting pronouncements, see Note 2 of the Consolidated Financial Statements, Summary of Significant Accounting Policies.

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

Risk Management Strategy
We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates, foreign exchange rates or commodity prices. Please refer to Note 13 of the Consolidated Financial Statements, Financial Instruments, for additional details regarding our derivatives and refer to Note 11 of the Consolidated Financial Statements, Debt and Interest Expense, for additional details regarding our debt instruments.

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

As discussed above, our variable rate financing arrangements subject us to interest rate risk. If the benchmark LIBOR interest rate were to increase by 50 basis points our annual interest payments on variable rate facilities would increase by approximately $10.4 million. However, we would also recognize a corresponding increase of $6.3 million in the payments received on our interest rate swap contracts, for a net impact on interest expense of $4.1 million. As of December 31, 2017, a 50 basis point decrease in the benchmark LIBOR interest rate would have decreased the fair value of our interest rate swap assets by $14.2 million.

As discussed in more detail in Note 11 to the Consolidated Financial Statements, Debt and Interest Expense, on February 3, 2017, the Company amended its credit agreement which significantly changed our debt profile and associated risk.

Foreign Currency Risk

Certain parts of our foreign operations in Canada expose us to fluctuations in foreign exchange rates. Our goal is to reduce our exposure to such foreign exchange risks on our foreign currency cash flows and fair value fluctuations on recognized foreign currency denominated assets, liabilities and unrecognized firm commitments to acceptable levels primarily through the use of foreign exchange-related derivative financial instruments. We enter into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of our functional currency. As of December 31, 2017, a 10% appreciation in the U.S. dollar relative to the Canadian dollar would have decreased the fair value of our foreign exchange forward contracts by $3.2 million.

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

As of December 31, 2017, the potential change in fair value of commodity derivative instruments, assuming a 10% adverse movement in the underlying commodity prices, would have resulted in an unrealized net loss of $2.1 million.

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

ITEM 8.    FINANCIAL STATEMENTS

Financial statements begin on the following page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Pinnacle Foods Inc.
Parsippany, New Jersey

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pinnacle Foods Inc. and subsidiaries (the "Company") as of December 31, 2017 and December 25, 2016, the related consolidated statements of operations, comprehensive earnings, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 25, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with the accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
March 1, 2018

We have served as the Company's auditor since 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Pinnacle Foods Inc.
Parsippany, New Jersey

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Pinnacle Foods Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated March 1, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Parsippany, New Jersey
March 1, 2018

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands, except per share amounts)

	Fiscal year
	December 31, 2017	December 25, 2016	December 27, 2015
	53 weeks	52 weeks	52 weeks
Net sales	$3,144,002	$3,127,938	$2,655,792
Cost of products sold	2,275,854	2,211,864	1,915,286
Gross profit	868,148	916,074	740,506

Marketing and selling expenses	193,119	218,260	176,702
Administrative expenses	130,884	163,056	107,004
Research and development expenses	16,070	18,113	12,992
Tradename impairment charges	66,530	11,200	—
Other expense, net	12,889	25,800	19,106
	419,492	436,429	315,804
Earnings before interest and taxes	448,656	479,645	424,702
Interest expense	169,587	139,243	88,513
Interest income	153	145	198
Earnings before income taxes	279,222	340,547	336,387
(Benefit)/Provision for income taxes	(252,999)	129,430	123,879
Net earnings	532,221	211,117	212,508
Less: Net earnings attributable to non-controlling interest	172	—	—
Net earnings attributable to Pinnacle Foods, Inc. and Subsidiaries common stockholders	$532,049	$211,117	$212,508

Net earnings per share:
Basic	$4.50	$1.81	$1.83
Weighted average shares outstanding- basic	118,141	116,872	116,032
Diluted	$4.45	$1.79	$1.81
Weighted average shares outstanding- diluted	119,552	118,161	117,323
Dividends declared	$1.22	$1.08	$0.98
See accompanying Notes to Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(thousands)

	Fiscal year
	December 31, 2017			December 25, 2016			December 27, 2015
	53 Weeks			52 Weeks			52 Weeks
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount

Net earnings			$532,221			$211,117			$212,508
Other comprehensive earnings (loss)
Foreign currency translation:
Foreign currency translation adjustments	6,084	—	6,084	2,429	—	2,429	(4,364)	—	(4,364)
Cash-flow hedges:
Unrealized gains (losses) arising during the period	4,444	(1,920)	2,524	(6,573)	2,496	(4,077)	(22,078)	8,519	(13,559)
Reclassification adjustment for (gains) losses included in net earnings	19,766	(7,485)	12,281	8,219	(3,144)	5,075	526	(323)	203
Pension:
Net actuarial gain (loss) arising during the period	(372)	140	(232)	6,023	(2,295)	3,728	(7,305)	2,763	(4,542)
Reclassification of net actuarial loss included in net earnings	1,068	(406)	662	1,071	(407)	664	981	(373)	608
Other comprehensive earnings (loss)	30,990	(9,671)	21,319	11,169	(3,350)	7,819	(32,240)	10,586	(21,654)
Total comprehensive earnings			$553,540			$218,936			$190,854
Less: Comprehensive earnings attributable to non-controlling interest			172			—			—
Comprehensive earnings attributable to Pinnacle Foods Inc. and Subsidiaries			$553,368			$218,936			$190,854

See accompanying Notes to Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(thousands, except share and per share amounts)

	December 31, 2017	December 25, 2016
Current assets:
Cash and cash equivalents	$249,828	$353,076
Accounts receivable, net of allowances of $10,036 and $12,335, respectively	281,622	289,582
Inventories	489,806	445,491
Other current assets	11,061	10,687
Total current assets	1,032,317	1,098,836
Plant assets, net of accumulated depreciation of $566,202 and $491,397, respectively	739,713	723,345
Tradenames	2,463,374	2,529,558
Other assets, net	164,899	173,071
Goodwill	2,177,961	2,163,156
Total assets	$6,578,264	$6,687,966

Current liabilities:
Short-term borrowings	$2,739	$2,389
Current portion of long-term obligations	33,934	23,801
Accounts payable	323,062	292,478
Accrued trade marketing expense	38,975	51,054
Accrued liabilities	122,131	166,741
Dividends payable	40,470	35,233
Total current liabilities	561,311	571,696
Long-term debt	2,925,594	3,140,496
Pension and other postretirement benefits	53,251	56,323
Other long-term liabilities	34,037	47,529
Deferred tax liabilities	623,833	922,980
Total liabilities	4,198,026	4,739,024
Commitments and contingencies (Note 14)
Shareholders' equity:
Pinnacle preferred stock: $.01 per share, 50,000,000 shares authorized, none issued	—	—
Pinnacle common stock: par value $.01 per share, 500,000,000 shares authorized; issued 120,018,215 and 119,127,269, respectively	1,200	1,191
Additional paid-in-capital	1,453,054	1,429,447
Retained earnings	987,238	601,049
Accumulated other comprehensive loss	(30,250)	(51,569)
Capital stock in treasury, at cost, 1,000,000 common shares	(32,110)	(32,110)
Total Pinnacle Foods Inc. and Subsidiaries shareholders' equity	2,379,132	1,948,008
Noncontrolling interest	1,106	934
Total Equity	2,380,238	1,948,942
Total liabilities and shareholders' equity	$6,578,264	$6,687,966

See accompanying Notes to Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands)

	Fiscal year
	December 31, 2017	December 25, 2016	December 27, 2015
	53 weeks	52 weeks	52 weeks
Cash flows from operating activities
Net earnings	$532,221	$211,117	$212,508
Non-cash charges (credits) to net earnings
Depreciation and amortization	132,887	105,772	89,660
Intangible asset impairment charge	66,530	11,200	—
Charges resulting from the wind down of Boulder Brands United Kingdom operations	—	4,265	—
Amortization of debt acquisition costs and discount on term loan	4,734	9,554	6,353
Recognition of deferred costs related to refinancing	28,494	600	—
Change in value of financial instruments, including amounts reclassified from Accumulated Other Comprehensive Loss from settlement of hedges	20,949	(12,511)	(1,942)
Equity based compensation expense	18,728	14,016	15,122
Pension expense, net of contributions	(2,372)	(37)	(4,700)
Other long-term liabilities	(4,680)	(3,007)	4,506
Other long-term assets	—	(283)	—
Foreign exchange (gains) losses	(1,484)	(486)	4,731
Excess tax benefits on equity-based compensation	—	(11,577)	(1,442)
Deferred income taxes	(305,425)	48,182	115,584
Changes in working capital (net of effects of acquisition)
Other liabilities - cash settlement of hedges related to refinancing	(20,723)	—	—
Accounts receivable	8,603	(29,417)	(30,882)
Inventories	(43,106)	23,530	(49,210)
Accrued trade marketing expense	(11,910)	4,771	10,534
Accounts payable	26,772	61,016	15,050
Accrued liabilities	(41,291)	36,443	(6,609)
Other current assets	7,026	14,356	(6,352)
Net cash provided by operating activities	415,953	487,504	372,911
Cash flows from investing activities
Business acquisition activity (net of cash acquired)	(37,487)	(985,365)	1,102
Capital expenditures	(94,226)	(101,050)	(108,477)
Proceeds from sale of plant assets	1,947	—	1,618
Net cash used in investing activities	(129,766)	(1,086,415)	(105,757)
Cash flows from financing activities
Net proceeds from issuance of common stock	15,097	26,436	1,231
Dividends paid	(140,738)	(122,850)	(111,758)
Proceeds from bank term loans	2,262,000	547,250	—
Proceeds from notes offerings	—	350,000	—
Repayments of long-term obligations	(2,491,529)	(13,741)	(8,870)
Proceeds from short-term borrowings	—	4,452	4,261
Repayments of short-term borrowings	(4,785)	(4,259)	(4,480)
Repayment of capital lease obligations	(7,124)	(3,950)	(3,585)
Excess tax benefits on stock-based compensation	—	11,577	1,442
Taxes paid related to net share settlement of equity awards	(10,238)	(1,087)	(2,401)
Debt acquisition costs	(12,937)	(22,564)	—
Net cash (used in) provided by by financing activities	(390,254)	771,264	(124,160)
Effect of exchange rate changes on cash	819	174	(922)
Net change in cash and cash equivalents	(103,248)	172,527	142,072
Cash and cash equivalents - beginning of period	353,076	180,549	38,477
Cash and cash equivalents - end of period	$249,828	$353,076	$180,549
Supplemental disclosures of cash flow information:
Interest paid	$119,501	$109,029	$78,926
Interest received	153	145	145
Income taxes paid	57,290	31,645	18,885
Non-cash investing and financing activities:
New capital leases	12,116	18,014	—
New short-term financing	5,135	—	—
Dividends payable	40,470	35,233	30,798
Accrued additions to plant assets	26,508	27,183	23,878
See accompanying Notes to Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(thousands, except share and per share amounts)

	Common Stock		Treasury Stock		Additional Paid In Capital	Retained earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 29 2014	117,293,745	$1,173	(1,000,000)	$(32,110)	$1,363,129	$419,531	$(37,734)	$1,713,989	$—	$1,713,989

Equity contributions:
Equity based compensation plans	325,950	3			15,392			15,395		15,395
Treasury stock purchased								—		—
Dividends ($0.98 per share)(1)						(114,709)		(114,709)		(114,709)
Comprehensive earnings						212,508	(21,654)	190,854		190,854
Balance, December 27, 2015	117,619,695	$1,176	(1,000,000)	$(32,110)	$1,378,521	$517,330	$(59,388)	$1,805,529	$—	$1,805,529

Equity contributions:
Equity based compensation plans	1,507,574	15			50,926			50,941		50,941
Dividends ($1.08 per share)(2)						(127,398)		(127,398)		(127,398)
Non-controlling interest in acquisition								—	934	934
Comprehensive earnings						211,117	7,819	218,936		218,936
Balance, December 25, 2016	119,127,269	$1,191	(1,000,000)	$(32,110)	$1,429,447	$601,049	$(51,569)	$1,948,008	$934	$1,948,942

Equity contributions:
Equity based compensation plans	890,946	9			23,607			23,616		23,616
Dividends ($1.22 per share)(3)						(146,032)		(146,032)		(146,032)
Non-controlling interest in acquisition								—	172	172
Comprehensive earnings						532,221	21,319	553,540		553,540
Balance, December 31, 2017	120,018,215	$1,200	(1,000,000)	$(32,110)	$1,453,054	$987,238	$(30,250)	$2,379,132	$1,106	$2,380,238

See accompanying Notes to Consolidated Financial Statements

(1) $0.235 per share declared February 2015 and June 2015, $0.255 per share declared September 2015 and December 2015.
(2) $0.255 per share declared February 2016 and June 2016, $0.285 per share declared August 2016 and December 2016.
(3) $0.285 per share declared February 2017 and June 2017, $0.325 per share declared August 2017 and December 2017

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

The Frozen segment is comprised of the retail businesses of the Company’s frozen brands, including vegetables (Birds Eye), complete bagged meals (Birds Eye Voila! and Birds Eye Signature Skillets), full-calorie single-serve frozen dinners and entrées (Hungry-Man), prepared seafood (Van de Kamp's and Mrs. Paul's), frozen and refrigerated bagels (Lender's) and pizza for one (Celeste). The Frozen segment also includes all of the Company’s business in Canada, including those of the Garden Protein International and Boulder Brands acquisitions. The Grocery segment is comprised of the retail businesses of the Company’s grocery brands, including cake/brownie mixes and frostings (Duncan Hines), shelf-stable pickles (Vlasic), shelf-stable salad dressings (Wish-Bone, Western and Bernstein’s), table syrups (Log Cabin and Mrs. Butterworth's), premium margarine/spreads (Smart Balance), canned meat (Armour, Nalley and Brooks), pie and pastry fillings (Duncan Hines, Comstock and Wilderness) and barbecue sauces (Open Pit). The Boulder segment is comprised of the retail businesses of the Company’s health and wellness lifestyle brands, including gluten-free products (Udi's and Glutino), natural frozen meal offerings (EVOL), plant-based refrigerated and shelf-stable spreads (Earth Balance) and plant-based protein frozen products (gardein). The Specialty segment includes the Company’s snack products (Tim's Cascade and Snyder of Berlin) and all of its U.S. foodservice and private label businesses, including those of the Garden Protein International and Boulder Brands acquisitions.
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

Foreign Currency Translation. Foreign-currency-denominated assets and liabilities are translated into U.S. dollars at exchange rates existing at the respective balance sheet dates. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of Accumulated other comprehensive loss within shareholders' equity. The Company translates the results of operations of its foreign subsidiaries at the average exchange rates during the respective periods. Gains and losses resulting from foreign currency transactions are normally included in Cost of products sold on the Consolidated Statements of Operations and include the mark to market and realized gains and losses on our foreign currency swaps as discussed in Note 13 to our Consolidated Financial Statements, Financial Instruments. Additionally, the Company recorded $1.5 million and $0.5 million of foreign exchange gains in fiscal years 2017 and 2016, respectively. In fiscal 2015, the Company recorded a $4.7 million foreign exchange loss. These amounts represent foreign exchange gains/losses from intra-entity loans resulting from the Garden Protein acquisition that are anticipated to be settled in the foreseeable future and are recorded in Other expense (income), net on the Consolidated Statements of Operations.

Fiscal Year. The Company's fiscal year ends on the last Sunday in December resulting in a fifty-three-week fiscal year for 2017 and a fifty-two-week fiscal year for 2016 and 2015.

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

Goodwill and Indefinite-lived Intangible Assets. The Company evaluates the carrying amount of goodwill and indefinite-lived tradenames for impairment on at least an annual basis in the third quarter and when events occur or circumstances change suggesting that an impairment might exist. The Company performs goodwill impairment testing for each business which constitutes a component of the Company's operating segments, known as reporting units. The Company performs quantitative testing by calculating the fair value of each reporting unit. The Company compares the fair value of these reporting units with their carrying values inclusive of goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company compares the implied fair value of the reporting unit's goodwill to its carrying amount and any shortfall is charged to earnings. In estimating the implied fair value of the goodwill, the Company estimates the fair value of the reporting unit's tangible and intangible assets (other than goodwill). In estimating the fair value of its reporting units, the Company primarily uses the income approach, which utilizes forecasted discounted cash flows to estimate the fair value for each reporting unit. The income approach utilizes management's business plans and projections as the basis for expected future cash flows for five years plus a terminal year. It requires significant assumptions including projected sales growth rates and operating margins and the weighted average cost of capital. In the most recent impairment tests, the Company forecasted cash flows for five years plus a terminal year and assumed a weighted average cost of capital of 6.75%. These projections assume sales growth rates for the next five years and the terminal year that generally average between 1.0% and 3.0% and operating margins, which increase moderately from historical levels over time as a result of planned capital improvements in the Company's plants and manufacturing efficiency projects. These assumptions are determined based upon management's expectations for each of the individual reporting units.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

For indefinite-lived tradename intangible assets, the Company determines recoverability by comparing the carrying value to its fair value estimated based on discounted cash flows attributable to the tradename and charges the shortfall, if any, to earnings. In estimating the fair value of trade names, the Company primarily uses the relief from royalty method. The relief from royalty method involves discounted net sales, which require management to make significant assumptions regarding the weighted average cost of capital, sales growth trends and representative royalty rates.

Assumptions underlying fair value estimates referred to above are subject to risks and uncertainties. These measurements are considered level 3 under the fair value hierarchy as described in Note 4 to the Consolidated Financial Statements, Fair Value Measurements. For more information on goodwill and indefinite-lived intangible assets, please refer to Note 9 to the Consolidated Financial Statements, Goodwill, Tradenames and Other Assets.

Valuation of Long-Lived Assets. The carrying value of long-lived assets held and used, other than goodwill and indefinite-lived intangibles are evaluated at the asset group level when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of a long-lived asset group is considered impaired when the total projected undiscounted cash flows from such asset group are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset group. Fair market value is determined primarily using the projected cash flows from the asset group discounted at a rate commensurate with the risk involved. Losses on long-lived asset groups held for sale, other than goodwill, are determined in a similar manner, except that fair market values are reduced for disposal costs.

Revenue Recognition and Trade Marketing. Revenue from product sales is recognized upon shipment to the customers as terms are free on board ("FOB") shipping point, at which point title and risk of loss is transferred and the selling price is fixed or determinable. This completes the revenue-earning process, specifically that an arrangement exists, delivery has occurred, ownership has transferred, the price is fixed and collectability is reasonably assured. A provision for payment discounts and product return allowances, which is estimated based upon the Company's historical performance, management's experience and current economic trends, is recorded as a reduction of sales in the same period that the revenue is recognized.

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

Advertising. Advertising costs include the cost of working media (advertising on television, radio or in print), the cost of producing advertising, and the cost of coupon insertion and distribution. Working media and coupon insertion and distribution costs are expensed in the period the advertising is run or the coupons are distributed. The cost of producing advertising is expensed as of the first date the advertisement takes place. Advertising included in the Company's marketing and selling expenses were $29.3 million for fiscal year ended December 31, 2017, $33.0 million for fiscal year ended December 25, 2016 and $28.2 million for fiscal year ended December 27, 2015.

Shipping and Handling Costs. Costs related to shipping and handling of products shipped to customers are classified as Cost of products sold.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Pension benefits. The Company had provided pension benefits to certain employees and retirees. Pension benefits are no longer offered to salaried employees. All pension plans are frozen for future benefits. Determining the cost associated with such benefits is dependent on various actuarial assumptions, including discount rates, expected return on plan assets and mortality rates. Independent actuaries, in accordance with generally accepted accounting principles in the U.S. ("GAAP"), perform the required calculations to determine pension expense. Actual results that differ from the actuarial assumptions are generally accumulated and amortized over future periods.

Equity Based Compensation expense. Grant-date fair value of performance share units ("PSU's") and performance shares ("PS's") are estimated using a Monte Carlo simulation. Grant-date fair value of stock options are estimated using the Black-Scholes option-pricing model, which includes using the simplified method to estimate the number of periods to exercise date. While we had equity compensation plans in place as a private company, our broader post-IPO equity compensation plans have not been in place for a sufficient amount of time to understand their post vesting behavior. As such, we will continue to use this methodology until such time we have sufficient history to provide a reasonable basis on which to estimate the expected term. Compensation expense is reduced based on estimated forfeitures with adjustments to actual expense recorded at the time of vesting. Forfeitures are estimated based on historical experience. The majority of our equity options have a three-year cliff vesting period. For those awards that have a performance condition, compensation expense is based upon the number of shares expected to vest after assessing the probability that the performance criteria will be met. We recognize compensation cost for awards over the vesting period, adjusted for any changes in our probability assessment.

Insurance reserves. The Company is self-insured under its worker's compensation insurance policy. The Company utilizes a stop loss policy issued by an insurance company to fund claims in excess of $0.4 million. The Company estimates the outstanding retained-insurance liabilities by projecting incurred losses to their ultimate liability and subtracting amounts paid-to-date to obtain the remaining liabilities. The Company bases actuarial estimates of ultimate liability on actual incurred losses, estimates of incurred but not yet reported losses and the projected costs to resolve these losses.

Income Taxes. Income taxes are accounted for in accordance with the authoritative guidance for accounting for income taxes under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  The Company continually reviews its deferred tax assets for recovery.  A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized.  Changes in valuation allowances from period to period are included in the Company's tax provision in the period of change. On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law.  Among other provisions, the Act reduces the federal statutory corporate income tax rate from 35% to 21%.  The effect of this rate reduction and other pronouncements of the Act on our deferred tax asset and liability and current tax payable balances has been factored into our 2017 income tax provision.

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

Capitalized Internal Use Software Costs. The Company capitalizes the cost of internal-use software that has a useful life in excess of one year. These costs consist of payments made to third parties and the salaries of employees working on such software development. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Capitalized internal use software costs are amortized using the straight-line method over their estimated useful lives, generally 2 ½ to 3 years. The Company amortized $11.6 million for fiscal year ended December 31, 2017, $10.4 million for fiscal year ended December 25, 2016 and $9.6 million for fiscal year ended December 27, 2015. Additionally, as of December 31, 2017 and December 25, 2016, the net book value of capitalized internal use software totaled $26.8 million and $25.1 million, respectively and is included in Plant assets, net on the Consolidated Balance Sheets.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Accumulated other comprehensive loss ("AOCL"). Accumulated other comprehensive loss includes loss on financial instruments, foreign currency translation adjustments, net gains or (losses) on pension actuarial assumptions and the related tax provisions or benefits that are currently presented as a component of shareholder's equity. For more information on accumulated other comprehensive loss, please refer to Note 6 to the Consolidated Financial Statements, Accumulated Other Comprehensive Loss.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-09, "Improvements to Employee Share-Based Payment Accounting". The areas for simplification in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The updated guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The amendments related to the timing of when excess tax benefits are recognized are to be applied using a modified retrospective approach. The amendments related to the presentation of employee taxes paid on the statement of cash flows are to be applied retrospectively. The amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement are to be applied prospectively. The Company has adopted this new guidance in the first quarter of 2017. As a result of this adoption:

•
We recognized discrete tax benefits of $14.1 million in the income taxes line item of our consolidated income statement for the fiscal year ended December 31, 2017 related to excess tax benefits upon vesting or settlement in that period.

•
We elected to adopt the cash flow presentation of the excess tax benefits prospectively, commencing with our cash flow statement for the fiscal year ended December 31, 2017, where these benefits are classified along with other income tax cash flows as an operating activity.

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

•	We excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the fiscal year ended December 31, 2017.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, guidance based on the principle that revenue is recognized in an amount expected to be collected and to which the entity expects to be entitled in exchange for the transfer of goods or services. In August 2015, the FASB deferred the effective date by one year while providing the option to early adopt the standard on the original effective date. Accordingly, the Company will adopt the standard in the first quarter of fiscal 2018. We analyzed the expected impact that the new guidance will have on our policies, processes, controls, and disclosures. This assessment required, among other things, a review of the contracts we have with our customers. Substantially all of our revenue is earned pursuant to agreements under which we have one performance obligation, which is satisfied at a point-in-time. Based on our analysis, we do not expect that this ASU will have a material effect on the timing or amount of revenue recognition, our results of operations, our financial position or our control environment. Our disclosures will change as appropriate to comply with the new guidance. The guidance allows for both retrospective and modified retrospective methods of adoption. Based on our analysis to date, we will apply the modified retrospective method of adoption.

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

3. Acquisitions

Acquisition of a frozen warehouse and vegetable packaging business (the "Beaver Dam acquisition")

On December 15, 2017, the Company acquired a frozen warehouse and vegetable packaging business located in Beaver Dam, Wisconsin from Ryder Integrated Logistics, Inc. The cost of the acquisition was $37.5 million, which was paid in cash. Goodwill, which is not subject to amortization, has a book value of $10.7 million, all of which is deductible for tax purposes. The entire acquisition was allocated to the Frozen segment. Transaction costs of approximately $0.1 million incurred in connection with the acquisition were expensed as incurred and recorded in Other expense (income) in the Consolidated Statements of Operations. These costs primarily relate to legal and other professional fees.

The following table summarizes the allocation of the total cost of the acquisition to the assets acquired:

Assets acquired
Land	$700
Buildings	22,043
Plant assets	4,091
Goodwill	10,653
Total cost of acquisition	$37,487

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

Based upon the allocation, the value assigned to intangible assets and goodwill totaled $1,037.7 million. The goodwill was generated primarily as a result of expected synergies to be achieved because of the Boulder Brands acquisition. Distributor relationships and customer relationships are being amortized on an accelerated basis over 30 and 10 years, respectively. These useful lives are based on an attrition rate based on industry experience, which management believes is appropriate in the Company's circumstances. The Company has also assigned $539.6 million to the value of the tradenames acquired, which is not subject to amortization but is reviewed annually for impairment. Goodwill, which is also not subject to amortization, totaled $446.0 million (tax deductible goodwill of $85.5 million resulted from the Boulder Brands acquisition). Goodwill was allocated to the Frozen, Grocery, Boulder, and Specialty segments, as is illustrated in Note 9 to the Consolidated Financial Statements, Goodwill, Tradenames and Other Assets.

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

The Boulder Brands acquisition was financed through borrowings of $550.0 million in incremental term loans (the "Tranche I Term Loans") due 2023, $350.0 million of 5.875% Senior Notes (the "5.875% Senior Notes) due 2024, $118.3 million of cash on hand, prior to transaction costs of $6.8 million and $1.7 million in the twelve months ended December 25, 2016 and December 27, 2015, respectively, and debt acquisition costs of $24.0 million and $0.4 million in the twelve months ended December 25, 2016 and December 27, 2015, respectively. The debt acquisition costs, which included original issue discount are being amortized over the life of the associated debt using the effective interest method and are recorded in Long-Term debt on the Consolidated Balance Sheet. For more information, see Note 11 to the Consolidated Financial Statements, Debt and Interest Expense. Included in the acquisition costs of $6.8 million for the year ended December 25, 2016 are $6.1 million of merger, acquisition and advisory fees and $0.7 million of other costs. The $1.7 million of transaction costs incurred in fiscal 2015 primarily relate to legal, accounting and other professional fees. The transaction costs are recorded in Other expense (income), net in the Consolidated Statements of Operations.

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

Level 3:	Unobservable inputs that reflect the Company’s assumptions.
The Company’s financial assets and liabilities subject to recurring fair value measurements and the required disclosures are as follows:

	Fair Value as of December 31, 2017	Fair Value Measurements Using Fair Value Hierarchy			Fair Value as of December 25, 2016	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Interest rate derivatives	$8,194	$—	$8,194	$—	$—	$—	$—	$—
Foreign currency derivatives	—	—	—	—	86	—	86	—
Commodity derivatives	2,615	—	2,615	—	2,833	—	2,833	—
Total assets at fair value	$10,809	$—	$10,809	$—	$2,919	$—	$2,919	$—

Liabilities
Interest rate derivatives	$—	$—	$—	$—	$16,852	$—	$16,852	$—
Foreign currency derivatives	750	—	750	—	—	—	—	—
Commodity derivatives	336	—	336	—	327	—	327	—
Total liabilities at fair value	$1,086	$—	$1,086	$—	$17,179	$—	$17,179	$—

The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk.

The valuations of these instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate, commodity, and foreign exchange forward curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of the authoritative guidance for fair value disclosure, the Company incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. The Company had no recurring fair value measurements based upon significant unobservable inputs (Level 3) as of December 31, 2017 or December 25, 2016.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

In addition to the instruments named above, the Company also makes fair value measurements in connection with its annual goodwill and tradename impairment testing. These measurements fall into Level 3 of the fair value hierarchy. See Note 9 to the Consolidated Financial Statements, Goodwill, Tradenames and Other Assets, for further details.

5. Shareholders' Equity, Equity Based Compensation Expense and Earnings Per Share

Equity based Compensation Expense

The Company has a long-term incentive program: The 2013 Omnibus Incentive Plan (as defined below). Equity based compensation expense recognized during the period is based on the value of the portion of equity based payment awards that is ultimately expected to vest during the period. As equity based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and revises, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates the annual forfeiture rates to be approximately 11% under its long-term incentive plans.

Expense Information

The following table summarizes equity based compensation expense which was allocated as follows:

	Fiscal year ended
	December 31, 2017	December 25, 2016	December 27, 2015
Cost of products sold	$1,419	$1,556	$3,647
Marketing and selling expenses	5,348	5,501	3,642
Administrative expenses	11,357	6,417	7,461
Research and development expenses	604	542	372
Pre-Tax Equity Based Compensation Expense	18,728	14,016	15,122
Income Tax Benefit	7,126	5,268	5,638
Net Equity Based Compensation Expense	$11,602	$8,748	$9,484

As of December 31, 2017, cumulative unrecognized equity compensation expense of the unvested portion of shares and options for the Company's long-term incentive program was $33.7 million. The weighted average period over which vesting will occur is approximately 1.3 years.

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

Stock Options: During 2017, the Company granted 376,849 options. The options vest in full after three years. The exercise price of all options granted is equal to the market value of the shares on the date of grant. Options under the plans have a termination date of 10 years from the date of issuance.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

The following table summarizes the equity option transactions in 2017:

		Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Life	Aggregate Intrinsic Value (000's)
Outstanding, December 25, 2016		2,055,070	$31.44	$7.39	7.64	$44,821

	Granted	376,849	57.87	12.46
	Exercised	(611,483)	23.57	6.10
	Forfeitures	(31,924)	55.06	11.82
Outstanding, December 31, 2017		1,788,512	$39.28	$8.82	7.48	$36,112

Exercisable and expected to vest, December 31, 2017		1,493,964	$37.56	$8.53	7.26	$32,897

Exercisable, December 31, 2017		634,210	$24.23	$6.38	5.66	$22,350

The Company currently uses the Black-Scholes pricing model as its method of valuation for equity option awards. The fair value of the options granted during the fiscal years ended December 31, 2017, December 25, 2016 and December 27, 2015 was estimated on the date of the grant with the following weighted average assumptions:

	Fiscal year ended
	December 31, 2017	December 25, 2016	December 27, 2015
Risk-free interest rate	2.15%	1.53%	1.57%
Expected time to option exercise	6.50 years	6.50 years	6.50 years
Expected volatility	24%	27%	27%
Expected dividend yield on Pinnacle Foods Inc. stock	2.0%	2.4%	2.3%

Volatility for 2017 was based on the Company's historical experience. Volatility for fiscal 2016 and 2015 was based on the average volatility of a group of publicly traded food companies.

Cash received from option exercises for the fiscal years ended December 31, 2017, December 25, 2016 and December 27, 2015 was $15.1 million, $26.4 million and $1.2 million, respectively.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

RSU's: During 2017, the Company granted 180,060 RSU's. The awards vest in full over a period of one to three years.

The following table summarizes the 2017 changes in non-vested shares and Restricted Stock Units ("RSU's").

		Number of Shares	Weighted Average Fair Value at Grant Date	Aggregate Intrinsic Value (000's)
Outstanding, December 25, 2016		618,485	$39.63	$32,303

	Granted	180,060	58.04
	Forfeitures	(72,296)	47.65
	Vested	(195,609)	31.46
Outstanding, December 31, 2017		530,640	$47.80	$31,557

Expected to Vest, December 31, 2017		446,012	$47.09	$26,524

PSU's: During 2017, the Company granted 157,375 PSU's. The awards vest in full over a period of two and a half to three years.

The following table summarizes the 2017 changes in non-vested Performance Shares ("PS's") and Performance Share Units ("PSU's").

		Number of Instruments	Weighted Average Fair Value at Grant Date	Aggregate Intrinsic Value (000's)
Outstanding, December 25, 2016		471,349	$45.88	$24,619

	Granted	157,375	67.01
	Forfeitures	(31,860)	56.44
	Vested	(135,008)	37.65
Outstanding, December 31, 2017		461,856	$54.76	$27,467

Expected to Vest, December 31, 2017		355,929	$54.26	$21,167

The Company estimated the fair value of PSU's at the date of grant using a Monte Carlo simulation. The fair value of the PSU's granted during the fiscal years ended December 31, 2017, December 25, 2016, and December 27, 2015 were estimated on the date of the grant with the following assumptions:

	December 31, 2017	December 25, 2016	December 27, 2015
Risk-free interest rate	1.5%	1.3%	1.3%
Expected term	2.98 years	2.91 years	3.00 years
Expected volatility	19%	17%	22%
Expected dividend yield	2.0%	2.3%	2.3%

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings or loss for common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are calculated by dividing net earnings by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

	Fiscal year ended
	December 31, 2017	December 25, 2016	December 27, 2015
Weighted-average common shares	118,140,957	116,871,948	116,031,648
Effect of dilutive securities	1,411,115	1,288,756	1,290,878
Dilutive potential common shares	119,552,072	118,160,704	117,322,526

Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities. For the fiscal years ended December 31, 2017, December 25, 2016 and December 27, 2015, conversion of securities totaling 406,637, 501,014 and 267,565 respectively, into common share equivalents were excluded from this calculation as their effect would have been anti-dilutive.

6. Accumulated Other Comprehensive Loss

The components of Accumulated Other Comprehensive Loss ("AOCL") consist of the following:

	Currency translation adjustments	Gains (Losses) on cash flow hedges	Change in pensions	Total
Balance at December 27, 2015	$(6,418)	$(9,232)	$(43,738)	$(59,388)
Other comprehensive gain (loss) before reclassification	2,429	(4,077)	3,728	2,080
Amounts reclassified from accumulated other comprehensive loss	—	5,075	664	5,739
Net current period other comprehensive gain	2,429	998	4,392	7,819
Balance at December 25, 2016	$(3,989)	$(8,234)	$(39,346)	$(51,569)
Other comprehensive gain (loss) before reclassification	6,084	2,524	(232)	8,376
Amounts reclassified from accumulated other comprehensive loss	—	12,281	662	12,943
Net current period other comprehensive gain	6,084	14,805	430	21,319
Balance at December 31, 2017	$2,095	$6,571	$(38,916)	$(30,250)

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Other Comprehensive Earnings

The following table presents amounts reclassified out of AOCL and into Net earnings for the Fiscal year ended December 31, 2017, December 25, 2016 and December 27, 2015.

Gain/(Loss)	Amounts Reclassified from AOCL
	Fiscal year ended
Details about Accumulated Other Comprehensive Earnings Components	December 31, 2017	December 25, 2016	December 27, 2015		Reclassified from AOCL to:
Gains and losses on financial instrument contracts
Interest rate contracts	$(19,412)	$(8,539)	$(3,737)		Interest expense
Foreign exchange contracts	(354)	320	3,211		Cost of products sold
Total before tax	(19,766)	(8,219)	(526)
Tax benefit	7,485	3,144	323		Provision for income taxes
Net of tax	(12,281)	(5,075)	(203)

Pension actuarial assumption adjustments
Amortization of actuarial loss	(1,068)	(1,071)	(981)	(a)	Cost of products sold
Tax (expense) benefit	406	407	373		Provision for income taxes
Net of tax	(662)	(664)	(608)
Net reclassifications into net earnings	$(12,943)	$(5,739)	$(811)

(a) This is included in the computation of net periodic pension cost (see Note 12 to the Consolidated Financial Statements, Pension and Retirement Plans, for additional details).

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

7. Other Expense (Income), net

Other Expense (Income), net

	Fiscal year
	December 31, 2017	December 25, 2016	December 27, 2015
Other expense (income), net consists of:
Amortization of intangibles/other assets	$15,847	$16,965	$13,554
Boulder Brands acquisition costs (Note 3)	—	6,781	1,713
Foreign exchange (gains) losses	(1,484)	(486)	4,731
Wind down of the Boulder Brands United Kingdom operations	(771)	4,265	—
Royalty income and other	(703)	(1,725)	(892)
Total other expense (income), net	$12,889	$25,800	$19,106

Foreign exchange (gains) losses. Represents foreign exchange (gains) losses from intra-entity loans resulting from the Garden Protein acquisition that are anticipated to be settled in the foreseeable future.

Wind down of Boulder Brands United Kingdom operations. In October 2016, the Company voluntarily ceased production at Boulder Brands private-label gluten-free bakery operation which is based in the United Kingdom. As such, the Company adopted a plan in the fourth quarter of 2016 to wind down operations and dispose of all associated assets such as land, buildings, machinery and equipment and inventory. In connection with the plan of disposal, the Company determined that the carrying values of some of the underlying assets exceeded their fair values. Consequently, the above 2016 charges are primarily comprised of impairment losses, which represent the estimated excess of the carrying values of the assets over their fair values. The 2016 charges also include employee termination benefits and professional fees resulting from the closing and disposition. The final sale and disposal of the assets is substantially complete as of December 31, 2017, with final settlement of certain immaterial liabilities expected in early 2018.

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

	December 31, 2017	December 25, 2016
Customers	$280,086	$292,029
Allowances for cash discounts, bad debts and returns	(10,036)	(12,335)
Subtotal	270,050	279,694
Other receivables	11,572	9,888
Total	$281,622	$289,582

Following are the changes in the allowance for cash discounts, bad debts, and returns:

	Beginning			Ending
	Balance	Revenue Reductions	Deductions	Balance
Fiscal 2017	$12,335	$111,862	$(114,161)	$10,036
Fiscal 2016	7,902	106,103	(101,670)	12,335
Fiscal 2015	6,801	98,374	(97,273)	7,902

Inventories. Inventories are as follows:

	December 31, 2017	December 25, 2016
Raw materials, containers and supplies	$78,567	$81,660
Work in progress (1)	65,800	55,068
Finished product	345,439	308,763
Total	$489,806	$445,491

(1) Included in work in progress is primarily agricultural inventory.

The Company has various purchase commitments for raw materials, containers, supplies and certain finished products incident to the ordinary course of business. Such commitments are at current market prices.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Plant Assets. Plant assets are as follows:

	December 31, 2017	December 25, 2016
Land	$15,648	$15,720
Buildings	327,501	272,510
Machinery and equipment	898,728	826,344
Projects in progress (a)	64,038	100,168
Subtotal	1,305,915	1,214,742
Accumulated depreciation	(566,202)	(491,397)
Total	$739,713	$723,345

Depreciation was $117.0 million, $88.8 million and $76.1 million during the fiscal year ended December 31, 2017, December 25, 2016 and December 27, 2015, respectively. As of December 31, 2017 and December 25, 2016, Plant Assets included assets under capital lease with a book value of $44.6 million and $38.1 million (net of accumulated depreciation of $18.6 million and $14.3 million), respectively.

(a) The significant decrease in Projects in process as of December 31, 2017 as compared to December 25, 2016 primarily relates to the Hagerstown, Maryland facility becoming operational in 2017.

Accrued Liabilities. Accrued liabilities are as follows:

	December 31, 2017	December 25, 2016
Employee compensation and benefits	$39,699	$65,402
Interest payable	19,254	23,854
Consumer coupons	2,400	5,048
Accrued restructuring charges (see Note 10)	1,414	7,587
Accrued financial instrument contracts (see Note 13)	988	4,940
Accrued broker commissions	6,994	7,982
Accrued income taxes	26,805	29,173
Other	24,577	22,755
Total	$122,131	$166,741
Other Long-Term Liabilities. Other long-term liabilities are as follows:

	December 31, 2017	December 25, 2016
Employee compensation and benefits	$14,197	$12,630
Long-term rent liability and deferred rent allowances	6,217	6,794
Liability for uncertain tax positions	11,140	9,786
Accrued financial instrument contracts (see Note 13)	98	12,239
Other	2,385	6,080
Total	$34,037	$47,529

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

9. Goodwill, Tradenames and Other Assets
Goodwill
Goodwill by segment is as follows:

	Frozen	Grocery	Boulder	Specialty	Total
Balance, December 27, 2015	$737,695	$746,565	$71,301	$158,447	$1,714,008
Boulder Brands acquisition (Note 3)	9,130	114,407	293,582	28,835	445,954
Foreign currency adjustment	3,194	—	—	—	3,194
Balance, December 25, 2016	$750,019	$860,972	$364,883	$187,282	$2,163,156
Beaver Dam acquisition (Note 3)	10,653	—	—	—	10,653
Foreign currency adjustment	4,152	—	—	—	4,152
Balance, December 31, 2017	$764,824	$860,972	$364,883	$187,282	$2,177,961

The authoritative guidance for business combinations requires that all business combinations be accounted for at fair value under the acquisition method of accounting. The authoritative guidance for goodwill provides that goodwill will not be amortized, but will be tested for impairment on an annual basis or more often when events indicate. The Company completed its annual testing in the third quarter of 2017, resulting in no impairment and the fair value of each of our reporting units was found to be substantially in excess of its carrying value.

All of the Company's acquisitions are accounted for in accordance with the authoritative guidance for business combinations. The Beaver Dam acquisition resulted in $10.7 million of goodwill being recorded in 2017. The Boulder Brands acquisition resulted in $446.0 million of goodwill being recorded in 2016.

Tradenames

Tradenames by segment are as follows:

	Frozen	Grocery	Boulder	Specialty	Total
Balance, December 27, 2015	$800,928	$1,118,712	$45,408	$36,000	$2,001,048
Boulder Brands acquisition (Note 3)	—	142,200	397,400	—	539,600
Foreign currency adjustment	110	—	—	—	110
Impairments	(10,300)	—	—	(900)	(11,200)
Balance, December 25, 2016	$790,738	$1,260,912	$442,808	$35,100	$2,529,558
Foreign currency adjustment	346	—	—	—	346
Impairments	(52,740)	(7,290)	—	(6,500)	(66,530)
Balance, December 31, 2017	$738,344	$1,253,622	$442,808	$28,600	$2,463,374

The allocation of the Boulder Brands acquisition purchase price resulted in $539.6 million of indefinite-lived tradename intangible assets being recorded in 2016.

The authoritative guidance for indefinite-lived assets provides that indefinite-lived assets will not be amortized, but will be tested for impairment on an annual basis or more often when events indicate. Upon completion of the annual testing in the third quarter of 2017, the Company recorded tradename impairments of $24.8 million on Celeste, $6.5 million on Snyder of Berlin, $4.2 million on Nalley, $3.1 million on Bernstein and $0.5 million on Swanson. Celeste and Swanson are reported in the Frozen segment, Nalley and Bernstein are reported in the Grocery segment, and Snyder of Berlin is reported in the Specialty segment. Upon completion of the annual testing in the third quarter of 2016, the Company recorded tradename impairments of $7.3

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

million on Celeste, $3.0 million on Aunt Jemima and $0.9 million on Snyder of Berlin. Celeste and Aunt Jemima are reported in our Frozen segment and Snyder of Berlin is reported in the Specialty segment. These charges were the result of the Company's reassessment of the long-term sales projections for the brands during our annual planning cycle which occurs during the third quarter each year. The total carrying value of the five tradenames as of December 31, 2017 is $25.4 million.

Additionally, as a result of the Exit (as defined in Note 10 to the Consolidated Financial Statements, Restructuring Charges) in the second quarter of 2017, the Company recorded a tradename impairment charge of $27.4 million on the Aunt Jemima tradename, which resulted in a carrying value of $0. The charge is reported in the Frozen segment.

To estimate the fair value of our Tradenames we use the relief from royalty method, which utilizes forecasted discounted cash flows to estimate the fair value. The utilization of this method requires us to make significant assumptions including sales growth rates, implied royalty rates and discount rates. As of December 31, 2017, we identified an additional three tradenames which do not have a fair value that exceeded their carrying value by at least 15%. The total carrying value of these tradenames as of December 31, 2017 is $359.3 million.

Other Assets

	December 31, 2017
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$51,514	$(46,458)	$5,056
Customer relationships - Distributors	34	176,376	(59,681)	116,695
Customer relationships - Food Service	10	11,400	(4,004)	7,396
Customer relationships - Private Label	7	1,290	(1,290)	—
Total amortizable intangibles		$240,580	$(111,433)	$129,147
Financial instruments (see Note 13)		8,160	—	8,160
Other (1)		32,607	(5,015)	27,592
Total other assets, net				$164,899
	Amortizable intangibles by segment
	Frozen			$39,229
	Grocery			46,888
	Boulder			33,057
	Specialty			9,973
				$129,147

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
				$144,958

(1) As of December 31, 2017 and December 25, 2016, Other primarily consists of security deposits and supplemental savings plan investments.

(2) The amounts previously reported as amortizable intangible assets as of December 25, 2016 have been revised in the table above to correct the allocation amongst the segments. This resulted in the reclassification of approximately $9.2 million of amortizable intangible assets from the Boulder segment to the Specialty segment as of December 25, 2016.

Amortization of intangible assets was $15.8 million, $17.0 million and $13.6 million during the fiscal year ended December 31, 2017, December 25, 2016 and December 27, 2015, respectively. Estimated amortization expense for each of the next five years and thereafter is as follows: 2018 - $9.3 million; 2019 - $8.6 million; 2020 - $7.9 million; 2021 - $6.6 million; 2022 - $6.4 million and thereafter - $90.3 million.

10. Restructuring Charges

Aunt Jemima retail and foodservice frozen breakfast products exit (the "Exit")

On May 8, 2017, in connection with the Company's ongoing portfolio strategic assessment and margin roadmap, it exited certain low-margin and non-strategic Aunt Jemima retail and foodservice frozen breakfast products following the Company's voluntary Recall (as defined in Note 14 to the Consolidated Financial Statements, Commitments and Contingencies). This decision resulted in restructuring charges primarily related to accelerated depreciation, asset impairment, charges to adjust inventory to net realizable value, workforce reductions and other charges. These actions and the associated charges detailed below are substantially complete as of December 31, 2017.

In the second quarter of 2017, the Company recorded $63.2 million of charges related to the Exit which consisted of intangible asset impairment charges $31.2 million, accelerated depreciation charges of $22.6 million, charges to adjust inventory to net realizable value of $4.6 million and employee termination costs of $1.5 million. In addition, the Company also recorded $3.3 million of contract termination and other fees during the same time period. The net impact on 2017 pre-tax earnings of $63.2 million is included in the various lines of the Consolidated Statement of Operations as follows: $32.0 million in Cost of products sold, $27.4 million of Tradename impairment charges and accelerated amortization charges of $3.8 million in Other expense related to frozen breakfast products customer relationships. Of the total charges, $48.8 million is recorded in the Frozen segment and $14.4 million in the Specialty segment.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

The following table summarizes charges accrued as of December 31, 2017 related to the Exit. These amounts are recorded in our Consolidated Balance Sheet in Accrued Liabilities.

	Balance			Balance
Description	December 25, 2016	Expense	Payments	December 31, 2017
Accrued restructuring charges	$—	$4,324	$(3,198)	$1,126

Boulder Brands Restructuring

As a result of the Boulder Brands acquisition, the Company incurred $19.2 million of restructuring charges in 2016, primarily related to employee termination and retention benefits which were recorded in Administrative expenses in the Consolidated Statements of Operations.

The following table summarizes charges accrued as of December 31, 2017. These amounts are recorded in our Consolidated Balance Sheet in Accrued Liabilities.

	Balance			Balance
Description	December 25, 2016	Expense	Payments	December 31, 2017
Accrued restructuring charges	$7,587	$—	$(7,299)	$288

11. Debt and Interest Expense

	December 31, 2017	December 25, 2016
Short-term borrowings
- Notes payable	$2,739	$2,389
Total short-term borrowings	$2,739	$2,389
Long-term debt
- Tranche B Term Loans due 2024	$2,239,380	$—
- Tranche G Term Loans due 2020	—	1,409,625
- Tranche H Term Loans due 2020	—	509,250
- Tranche I Term Loans due 2023	—	545,875
- 4.875% Senior Notes due 2021	350,000	350,000
- 5.875% Senior Notes due 2024	350,000	350,000
- 3.0% Note payable to Gilster Mary Lee Corporation	982	5,176
- Unamortized discount on long term debt and deferred financing costs	(21,846)	(41,954)
- Capital lease obligations	41,012	36,325
	2,959,528	3,164,297
Less: current portion of long-term obligations	33,934	23,801
Total long-term debt	$2,925,594	$3,140,496

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Interest expense	Fiscal year
	December 31, 2017	December 25, 2016	December 27, 2015
Interest expense, third party	$116,947	$120,550	$78,423
Amortization of debt acquisition costs and original issue discount	4,734	9,554	6,353
Non-cash recognition of deferred costs related to refinancing	28,494	600	—
Settlement of hedges related to refinancing	20,722	—	—
Interest rate swap (gains)/losses	(1,310)	8,539	3,737
Total interest expense	$169,587	$139,243	$88,513

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

As a result of the Refinancing, Pinnacle Foods Finance LLC used the proceeds from the Tranche B Term Loans and $213.1 million of cash on hand to repay all existing indebtedness outstanding under the then existing credit agreement, consisting of (a) $1,409.6 million of Tranche G Term Loans, (b) $507.9 million of Tranche H Term Loans and (c) $544.5 million of Tranche I Term Loans.

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

There were no revolver borrowings outstanding as of December 31, 2017. There were no revolver borrowings made during the fiscal 2017, however, the weighted average interest rate on the revolving credit facility would have been 3.1% calculated on the Eurocurrency rate or 5.1% calculated on the base rate. There were no revolver borrowings made during the fiscal 2016, however, the weighted average interest rate on the revolving credit facility would have been 2.9% calculated on the Eurocurrency rate or 4.7% calculated on the base rate. There were no revolver borrowings made during the fiscal 2015, however, the weighted average interest rate on the revolving credit facility would have been 2.5% calculated on the Eurocurrency rate or 4.5% calculated on the base rate.
For the fiscal years ended December 31, 2017, December 25, 2016, and December 27, 2015, the weighted average interest rate on the term loan components of the Senior Secured Credit Facility were 3.14%, 3.26% and 3.00%, respectively. As of December 31, 2017, December 25, 2016, and December 27, 2015 the Eurocurrency interest rate on the term loan facilities was 3.37%, 3.26%, and 3.00%, respectively.
Pinnacle Foods Finance LLC pays a fee for all outstanding letters of credit drawn against the revolving credit facility at an annual rate equivalent to the applicable eurocurrency rate margin then in effect under the revolving credit facility, plus the fronting fee payable in respect of the applicable letter of credit. The fronting fee is equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letter of credit. The fronting fees are computed on a quarterly basis in arrears. Total letters of credit issued under the revolving credit facility cannot exceed $50.0 million. As of December 31, 2017 and December 25, 2016, Pinnacle Foods Finance had utilized $24.9 million and $24.3 million, respectively of the revolving credit facility for letters of credit. As of December 31, 2017 and December 25, 2016, respectively, there was $200.1 million and $125.7 million of borrowing capacity under the revolving credit facility, of which $25.1 million and $25.7 million was available to be used for letters of credit.
Under the terms of the Third Amended and Restated Credit Agreement, Pinnacle Foods Finance LLC is required to use 50% of its “Excess Cash Flow” to prepay the term loans under the Senior Secured Credit Facility (which percentage will be reduced to 25% at a total net leverage ratio of between 4.50 and 5.49 and to 0% at a total net leverage ratio below 4.50). As of December 31, 2017, Pinnacle Foods Finance LLC had a total net leverage ratio of 3.92:1.0. Excess Cash Flow is defined as consolidated net income (as defined), as adjusted for certain items, including (1) all non-cash charges and credits included in arriving at consolidated net income, (2) changes in working capital, (3) capital expenditures (to the extent they were not financed with debt), (4) the aggregate amount of principal payments on indebtedness and (5) certain other items defined in the Senior Secured Credit Facility. For the 2017 reporting year, Pinnacle Foods Finance LLC determined that there were no amounts due under the Excess Cash Flow requirements of the Senior Secured Credit Facility.

The term loans under the Senior Secured Credit Facility amortize in quarterly installments of 0.25% of their aggregate funded total principal amount. The scheduled principal payments of the Tranche B Term Loans outstanding as of December 31, 2017 are $17.0 million in 2018, $22.6 million in 2019, $22.6 million in 2020, $22.6 million in 2021, $22.6 million in 2022, $28.3 million in 2023 and $2,103.7 million thereafter.

Pursuant to the terms of the Senior Secured Credit Facility, Pinnacle Foods Finance LLC is required to maintain a ratio of Net First Lien Secured Debt to Adjusted EBITDA of no greater than 5.75 to 1.00.  Net First Lien Secured Debt is defined as aggregate consolidated secured indebtedness, less the aggregate amount of all unrestricted cash and cash equivalents. In addition, under the Senior Secured Credit Facility and the indenture governing the Senior Notes, Pinnacle Foods Finance LLC's ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Senior Secured Leverage Ratio (which is currently the same as the ratio of Net First Lien Secured Debt to Adjusted EBITDA described above), in the case of the Senior Secured Credit Facility, or to the ratio of Adjusted EBITDA to fixed charges for the most recently concluded four consecutive fiscal quarters, in the case of the Senior Notes. The Senior Secured Credit Facility also permits restricted payments up to an aggregate amount of (together with certain other amounts) the greater of $75 million and 2% of Pinnacle Foods Finance LLC's consolidated total assets, so long as no default has occurred and is continuing and its pro forma Senior Secured Leverage Ratio would be no greater than 4.25 to 1.00. As of December 31, 2017, the Company is in compliance with all covenants and other obligations under the Senior Secured Credit Facility and the indenture governing the Senior Notes.
Senior Notes

To partially fund the Boulder Brands acquisition, on January 15, 2016 as described in Note 3 to the Consolidated Financial Statements, Acquisitions, Pinnacle Foods LLC issued $350.0 million aggregate principal amount of 5.875% Senior Notes (the “5.875% Senior Notes”) due January 15, 2024.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

The Company's 4.875% Senior Notes due 2021 (the "4.875% Senior Notes") and 5.875% Senior Notes (together the "Senior Notes")  are general senior unsecured obligations of Pinnacle Foods Finance LLC, effectively subordinated to all existing and future senior secured indebtedness of Pinnacle Foods Finance LLC to the extent of the value of the assets securing that indebtedness and guaranteed on a full, unconditional, joint and several basis by Pinnacle Foods Finance LLC’s wholly-owned domestic subsidiaries that guarantee other indebtedness of Pinnacle Foods Finance LLC and by the Company. See Note 18 to the Consolidated Financial Statements, Guarantor and Nonguarantor Financial Statements, for further details.
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

Debt Acquisition Costs and Original Issue Discounts

As part of the Refinancing, debt acquisition costs and original issue discounts of $12.9 million were incurred and recorded as a reduction of the carrying value of debt during the twelve months ended December 31, 2017 while non-cash charges of $28.5 million related to existing debt acquisition costs and original issue discounts were recognized in the period.

All debt acquisition costs and original issue discounts are amortized into interest expense over the life of the related debt using the effective interest method. Amortization of these costs were $4.6 million, $9.0 million, and $5.9 million during the fiscal years ended December 31, 2017, December 25, 2016, and December 27, 2015 respectively.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

The following summarizes debt acquisition cost and original issue discount activity during the twelve months ended December 31, 2017.

	Gross Carrying Amount	Accumulated Amortization	Net
Balance, December 25, 2016	$82,750	$(40,796)	$41,954
Additions	12,937	—	12,937
Amortization	—	(4,551)	(4,551)
Recognition of deferred costs related to the Refinancing	(65,998)	37,504	(28,494)
Balance, December 31, 2017	$29,689	$(7,843)	$21,846

The estimated fair value of the Company’s long-term debt, including the current portion, as of December 31, 2017, is as follows:

	December 31, 2017
Issue	Face Value	Fair Value
Tranche B Term Loans	$2,239,380	$2,259,534
3.0% Note payable to Gilster Mary Lee Corporation	982	982
4.875% Senior Notes	350,000	353,938
5.875% Senior Notes	350,000	370,125
	$2,940,362	$2,984,579

The estimated fair value of the Company’s long-term debt, including the current portion, as of December 25, 2016, is as follows:

	December 25, 2016
Issue	Face Value	Fair Value
Tranche G Term Loans	$1,409,625	$1,423,721
Tranche H Term Loans	509,250	514,343
Tranche I Term Loans	545,875	554,745
3.0% Note payable to Gilster Mary Lee Corporation	5,176	5,176
4.875% Senior Notes	350,000	359,625
5.875% Senior Notes	350,000	369,250
	$3,169,926	$3,226,860

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
On December 31, 2013, the Pinnacle Foods Pension Plan merged into the Birds Eye Foods Pension Plan in order to achieve administrative, operational and cost efficiencies. The merged plan was renamed the Pinnacle Foods Group LLC Pension Plan (the

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

"Plan"). The Plan is frozen for future benefit accruals. The Company also has two qualified 401(k) plans, three non-qualified supplemental savings plans and participates in a multi-employer defined benefit plan.

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

The following table reconciles the changes in our benefit obligation:

	Fiscal year ended
	December 31, 2017	December 25, 2016	December 27, 2015
Change in Benefit Obligation
Net benefit obligation at beginning of the period	$245,513	$258,284	$277,253
Interest cost	7,828	10,404	10,474
Actuarial loss (gain)	16,382	(3,660)	(12,264)
Gross benefits paid	(18,504)	(19,515)	(17,179)
Net benefit obligation at end of the period	251,219	245,513	258,284

Change in Plan Assets
Fair value of plan assets at beginning of the period	190,951	197,022	218,127
Employer contributions	272	272	3,123
Actual return on plan assets	27,029	13,172	(7,049)
Gross benefits paid	(18,504)	(19,515)	(17,179)
Fair value of plan assets at end of the period	199,748	190,951	197,022

Funded status at end of the year	$(51,471)	$(54,562)	$(61,262)

Amounts recognized in the Consolidated Balance Sheets
Accrued pension benefits	$(51,206)	$(54,297)	$(60,996)
Accrued pension benefits (part of accrued liabilities)	(265)	(265)	(266)
Net amount recognized at end of the period	$(51,471)	$(54,562)	$(61,262)

Amounts recognized in Accumulated Other Comprehensive Loss
Net loss	$49,374	$50,171	$56,762
Net amount recognized at end of the period	$49,374	$50,171	$56,762

Accumulated benefit obligation	251,219	245,513	258,284

Weighted average assumptions
Discount rate	3.50%	3.99%	4.20%

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

The following represents the components of net periodic expense (benefit):

Pension Expense (Benefit)
	Fiscal year
	December 31, 2017	December 25, 2016	December 27, 2015
Interest cost	7,828	10,404	10,474
Expected return on assets	(11,008)	(11,393)	(13,233)
Amortization of actuarial loss	1,157	1,152	1,005
Net periodic (benefit) expense	$(2,023)	$163	$(1,754)

Weighted average assumptions:
Discount rate	3.99%	4.20%	3.85%
Expected return on plan assets	6.00%	6.00%	6.25%

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

Plan Assets

The following table sets forth the weighted-average asset allocations of the Company's pension plans by asset category:

	December 31, 2017	December 25, 2016
Asset category
Equity securities	37%	36%
Debt securities	62%	63%
Cash	1%	1%
Total	100%	100%

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

Level 3:	Unobservable inputs that reflect the Company's assumptions. There are no Level 3 assets.

	Fair Value as of December 31, 2017	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Short-term investments:
Short-term Investment Fund	$1,980	$—	$1,980	$—
Equity Common/collective trusts:
Small/ Mid Capitalization Fund	6,099	—	6,099	—
Large Capitalization Equity Fund	22,864	—	22,864	—
International Fund	44,076	—	44,076	—
Fixed Income Common/collective trusts:
Fixed Income Fund	124,729	—	124,729	—
Total assets at fair value	$199,748	$—	$199,748	$—

	Fair Value as of December 25, 2016	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Short-term investments:
Short-term Investment Fund	$1,503	$—	$1,503	$—
Equity Common/collective trusts:
Small/ Mid Capitalization Fund	5,753	—	5,753	—
Large Capitalization Equity Fund	21,802	—	21,802	—
International Fund	41,670	—	41,670	—
Fixed Income Common/collective trusts:
Fixed Income Fund	120,223	—	120,223	—
Total assets at fair value	$190,951	$—	$190,951	$—

Cash Flows
Contributions. The Company made contributions to the Plan totaling $0.3 million in fiscal 2017, $0.3 million in fiscal 2016 and $3.1 million in fiscal 2015. In fiscal 2018, the Company plans to make contributions of $7.0 million.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Estimated Future Benefit Payments for all Plans
The following benefit payments are expected to be paid:

Year	Benefit Payment ($)
2018	15,088
2019	15,024
2020	14,940
2021	14,980
2022	14,983
2023-2026	74,563

Savings Plans

The Company's employees participated in two 401(k) plans in 2017. Pinnacle matches 50% of employee contributions up to six percent of compensation for salaried employees and the Company also matches 50% of employee contributions up to six percent of compensation for the majority of union employees. As of July 1, 2018, the Company will increase the match to 66% of employee contributions up to six percent of compensation for salaried and non-union hourly employees. Boulder Brands had a 401(k) plan which matched 100% of employee contributions up to 5 percent of compensation. The plan was liquidated on January 3, 2017, with all employees now participating in Pinnacle's 401(k) plans. Employer contributions made by the Company relating to these plans were $7.1 million for fiscal 2017, $6.9 million for fiscal 2016 and $5.6 million for fiscal 2015.

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

For the fiscal years ended December 31, 2017, December 25, 2016 and December 27, 2015 contributions to the UFCW Plan were $0.6 million, $0.7 million and $0.8 million, respectively. The contributions to this plan are paid monthly based upon the number of employees. They represent less than 5% of the total contributions received by this plan during the most recent plan year.

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

The UFCW Plan received a Pension Protection Act “green” zone status for the plan year ending June 30, 2017. The zone status is based on information the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the "green" zone are at least 80 percent funded. The UFCW Plan did not utilize any extended amortization provisions that effect its placement in the "green" zone. The UFCW Plan has never been required to implement a funding improvement plan nor is one pending at this time.

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

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  During the fiscal years ended December 31, 2017, December 25, 2016 and December 27, 2015 such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

The Refinancing (discussed in Note 11 to the Consolidated Financial Statements, Debt and Interest Expense) resulted in significant changes to the Company's debt obligations. For the interest rate swaps in place at the time that were scheduled to mature between April 2017 and April 2020, it became probable that the associated original forecasted transactions would not occur. As such, the Company discontinued hedge accounting, accelerated the reclassification of amounts in Accumulated other comprehensive loss ("AOCL") and settled the interest rate swaps with the various counter parties. In the first quarter of 2017, these accelerated amounts resulted in a $20.7 million charge to interest expense ($13.2 million, net of tax benefits). Subsequent to the Refinancing, the Company entered into new interest rate swap agreements with various financial institutions. As a result, $1.5 billion of debt is hedged in 2017 at a rate of 0.96%, $1.0 billion in 2018 at a rate of 1.48%, and $750 million in 2019 at a rate of 1.81%. In the second quarter of 2017, the Company entered into additional interest rate swap agreements and as a result an additional $250 million of debt is hedged in 2019 at a rate of 1.76%, $500 million in 2020 at 2.04% and $500 million in 2021 at a rate of 2.17%.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

As of December 31, 2017, the Company had the following interest rate swaps that were designated as cash flow hedges of interest rate risk:

Product	Number of Instruments	Current Notional Amount Hedged	Fixed Rate Range	Index	Trade Dates	Maturity Dates
Interest Rate Swaps	12	$1,500,000	0.96% - 2.17%	USD-LIBOR-BBA	Feb 2017 - May 2017	Jan 2018 - Feb 2022

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCL in the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in AOCL related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $3.0 million will be reclassified as a decrease to Interest expense.

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
As of December 31, 2017, the Company had the following foreign currency exchange contracts (in aggregate) that were designated as cash flow hedges of foreign exchange risk:

Product	Number of Instruments	Notional Sold in Aggregate in ("CAD")	Notional Purchased in Aggregate in ("USD")	USD to CAD Exchange Rates	Trade Date	Maturity Dates
Canadian $ contracts	12	$36,000	$28,015	1.283 - 1.287	Jul 2017	Feb 2018 - Dec 2018

The effective portion of changes in the fair value of derivatives designated that qualify as cash flow hedges of foreign exchange risk is recorded in AOCL in the Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portions of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, are recognized directly in Cost of products sold in the Consolidated Statements of Operations. During the next twelve months, the Company estimates that an additional $0.8 million will be reclassified as an increase to Cost of Products Sold expense.
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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

As of December 31, 2017, the Company had the following derivative instruments that were not designated in qualifying hedging relationships:

Commodity Contracts	Number of Instruments	Notional Purchased in Aggregate	Price/Index	Trade Dates	Maturity Dates
Fuel Contracts	23	6,772,576 Gallons	1.59 - 1.69 per Gallon	Mar 2017 - Dec 2017	Jan 2018 - Nov 2018
Natural Gas Contracts	36	2,849,225 MMBTU's	2.74 - 3.42 per MMBTU	Feb 2017 - Nov 2017	Jan 2018 - Dec 2019

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Balance Sheets as of December 31, 2017 and December 25, 2016.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value as of December 31, 2017	Balance Sheet Location	Fair Value as of December 31, 2017
Derivatives designated as hedging instruments
Interest Rate Contracts	Other current assets	$34	Accrued liabilities	$—
	Other assets, net	8,160	Other long-term liabilities	—

Foreign Exchange Contracts	Other current assets	—	Accrued liabilities	750
Total derivatives designated as hedging instruments		$8,194		$750
Derivatives not designated as hedging instruments
Commodity Contracts	Other current assets	$2,615	Accrued liabilities	$238
	Other assets, net	—	Other long-term liabilities	98
Total derivatives not designated as hedging instruments		$2,615		$336

	Balance Sheet Location	Fair Value as of December 25, 2016	Balance Sheet Location	Fair Value as of December 25, 2016
Derivatives designated as hedging instruments
Interest Rate Contracts	Other current assets	$—	Accrued liabilities	$4,613
	Other assets, net	—	Other long-term liabilities	12,239

Foreign Exchange Contracts	Other current assets	86	Accrued liabilities	—
Total derivatives designated as hedging instruments		$86		$16,852
Derivatives not designated as hedging instruments
Commodity Contracts	Other current assets	$545	Accrued liabilities	$327
	Other assets, net	2,288	Other long-term liabilities	—
Total derivatives not designated as hedging instruments		$2,833		$327

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

The Company has elected not to offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of December 31, 2017 and December 25, 2016 would be adjusted as detailed in the following table:

	December 31, 2017			December 25, 2016
Derivative Instrument	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$10,809	(1,086)	$9,723	$2,919	(1,770)	$1,149

Total liability derivatives	$1,086	(1,086)	$—	$17,179	(1,770)	$15,409

The table below presents the effect of the Company’s derivative financial instruments in the Consolidated Statements of Operations and AOCL for the fiscal years ended December 31, 2017, December 25, 2016 and December 27, 2015.

Tabular Disclosure of the Effect of Derivative Instruments

Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	Recognized in AOCL on Derivative (Effective Portion)	Effective portion reclassified from AOCL to:	Reclassified from AOCL into Earnings (Effective Portion)		Ineffective portion recognized in Earnings in:	Recognized in Earnings on Derivative (Ineffective Portion)

Interest Rate Contracts	$5,635	Interest expense	$(19,412)	(a)	Interest expense	$—
Foreign Exchange Contracts	(1,191)	Cost of products sold	(354)		Cost of products sold	2
Fiscal year ended December 31, 2017	$4,444		$(19,766)			$2

Interest Rate Contracts	$(6,523)	Interest expense	$(8,539)		Interest expense	$—
Foreign Exchange Contracts	(50)	Cost of products sold	320		Cost of products sold	(8)
Fiscal year ended December 25, 2016	$(6,573)		$(8,219)			$(8)

Interest Rate Contracts	$(24,482)	Interest expense	$(3,737)		Interest expense	$—
Foreign Exchange Contracts	2,404	Cost of products sold	3,211		Cost of products sold	(16)
Fiscal year ended December 27, 2015	$(22,078)		$(526)			$(16)

Derivatives Not Designated as Hedging Instruments		Recognized in Earnings in:	Recognized in Earnings on Derivative
Commodity Contracts		Cost of products sold	$849
Fiscal year ended December 31, 2017			$849

Commodity Contracts		Cost of products sold	$3,304
Fiscal year ended December 25, 2016			$3,304

Commodity Contracts		Cost of products sold	$(9,292)
Fiscal year ended December 27, 2015			$(9,292)

(a) Includes $20.7 million of accelerated reclassification out of AOCL, related to the Refinancing.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Credit risk-related contingent features
The Company has agreements with certain counterparties that contain a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of December 31, 2017, the Company has not posted any collateral related to these agreements. If the Company had breached this provision at December 31, 2017, it could have been required to settle its obligations under the agreements at their termination value, which differs from the recorded fair value. The table below summarizes the aggregate fair values of those derivatives that contain credit risk-related contingent features as of December 31, 2017 and December 25, 2016.
December 31, 2017

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$2,049	$2	$160	$1,891
	Foreign Exchange Contracts	(767)	17	—	(750)
Bank of America	Commodity Contracts	2,252	22	—	2,274
Credit Suisse	Interest Rate Contracts	2,065	3	160	1,908
Goldman Sachs	Interest Rate Contracts	4,412	144	156	4,400
Total		$10,012	$189	$476	$9,723

December 25, 2016

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$(10,091)	$422	$(536)	$(9,133)
	Foreign Exchange Contracts	86	—	—	86
	Commodity Contracts	569	(2)	—	567
Bank of America	Interest Rate Contracts	(7,474)	481	—	(6,992)
	Commodity Contracts	790	—	—	790
Credit Suisse	Interest Rate Contracts	(1,141)	7	(407)	(727)
Macquarie	Commodity Contracts	1,149	—	—	1,149
Total		$(16,113)	$909	$(943)	$(14,260)

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Aunt Jemima retail and foodservice frozen breakfast products recall (the "Recall")

On May 5, 2017, the Company issued a voluntary recall for certain Aunt Jemima retail and foodservice frozen breakfast products due to potential bacterial contamination. The cost impact of the Recall for the fiscal year ended December 31, 2017 is a charge to gross margin of $13.0 million, of which $10.8 million is recorded as a reduction of Net Sales related to customer returns with the remaining $2.2 million relating to freight and disposal costs, charged directly to Cost of products sold. Of these costs, $6.5 million is reported in the Frozen segment, with an additional $6.5 million recorded in the Specialty segment. As of December 31, 2017, the reserve related to the Recall remaining on the Company's Consolidated Balance Sheets is $0.9 million in Accrued liabilities. The Company has insurance coverage that it expects will cover a portion of the cost of the Recall. Any insurance proceeds will be recorded in the period they are received.

Minimum Contractual Payments

As of December 31, 2017, the Company had entered into non-cancellable lease and purchase contracts, with terms in excess of one year, requiring the following minimum payments:

Description	2018	2019	2020	2021	2022	Thereafter
Operating leases	$13,382	$11,341	$10,019	$9,344	$6,880	$9,190
Capital leases	14,514	14,396	13,952	13,607	11,027	28,746
Purchase Commitments (1)	650,663	59,908	55,705	51,582	39,803	224,750

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

Rent expense under our operating leases was $24.7 million, $19.8 million and $15.3 million during the fiscal years ended December 31, 2017, December 25, 2016 and December 27, 2015, respectively.

15. Segments

The Company is a leading manufacturer, marketer and distributor of high quality, branded food products in North America. The business is comprised of four segments: Frozen, Grocery, Boulder and Specialty.

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

The Grocery segment is comprised of the retail businesses of the Company’s grocery brands, including cake/brownie mixes and frostings (Duncan Hines), shelf-stable pickles (Vlasic), salad dressings (Wish-Bone, Western and Bernstein’s), table syrups (Log Cabin and Mrs. Butterworth's), refrigerated and shelf-stable spreads (Smart Balance), canned meat (Armour, Nalley and Brooks), pie and pastry fillings (Duncan Hines, Comstock and Wilderness) and barbecue sauces (Open Pit).

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

	Fiscal year
SEGMENT INFORMATION	December 31, 2017	December 25, 2016	December 27, 2015
	53 weeks	52 weeks	52 weeks
Net sales
Frozen	$1,299,146	$1,304,791	$1,235,951
Grocery	1,115,439	1,089,270	1,024,269
Boulder	403,447	364,716	41,494
Specialty	325,970	369,161	354,078
Total	$3,144,002	$3,127,938	$2,655,792
Earnings (loss) before interest and taxes
Frozen	$154,797	$240,919	$218,536
Grocery	248,967	229,155	203,146
Boulder	59,874	9,096	(5,498)
Specialty	10,799	32,263	34,369
Unallocated corporate expenses	(25,781)	(31,788)	(25,851)
Total	$448,656	$479,645	$424,702
Depreciation and amortization
Frozen (1)	$69,325	$42,371	$42,162
Grocery	31,383	32,971	30,671
Boulder	15,778	13,230	2,430
Specialty	16,401	17,200	14,397
Total	$132,887	$105,772	$89,660
Capital expenditures (2)
Frozen	$46,887	$57,555	$46,662
Grocery	27,644	28,038	42,289
Boulder	17,930	20,404	8,457
Specialty	13,881	13,067	11,069
Total	$106,342	$119,064	$108,477

NET SALES BY PRODUCT TYPE
Net sales
Frozen	$1,661,877	$1,664,505	$1,384,587
Meals and Meal Enhancers	999,742	990,642	859,598
Desserts	340,861	330,876	309,702
Snacks	141,522	141,915	101,905
Total	$3,144,002	$3,127,938	$2,655,792

GEOGRAPHIC INFORMATION
Net sales
United States	$3,084,630	$3,064,800	$2,635,141
Canada	155,569	165,761	118,194
United Kingdom	—	8,573	—
Intercompany	(96,197)	(111,196)	(97,543)
Total	$3,144,002	$3,127,938	$2,655,792

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

 (1) $22.6 million of depreciation is due to accelerated depreciation resulting from the Exit.
(2) Includes new capital leases.

SEGMENT INFORMATION	December 31, 2017	December 25, 2016
Total assets
Frozen	$2,417,543	$2,430,782
Grocery	2,787,209	2,833,186
Boulder	1,005,209	1,013,059
Specialty	357,040	400,521
Corporate	11,263	10,418
Total	$6,578,264	$6,687,966
GEOGRAPHIC INFORMATION
Long-lived assets
United States	$707,670	$690,515
Canada	32,043	31,399
United Kingdom	—	1,431
Total	$739,713	$723,345

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

16. (Benefit)/Provision for Income Taxes

The components of the provision for income taxes are as follows:

(Benefit)/Provision for income taxes	Fiscal year ended
	December 31, 2017	December 25, 2016	December 27, 2015
	53 weeks	52 weeks	52 weeks
Current
Federal	$44,556	$71,619	$2,191
State	6,461	8,746	6,431
Non-U.S.	1,409	883	(327)
	52,426	81,248	8,295
Deferred
Federal	(327,002)	36,213	106,975
State	20,847	12,058	7,452
Non-U.S.	730	(89)	1,157
	(305,425)	48,182	115,584

(Benefit)/Provision for income taxes	$(252,999)	$129,430	$123,879

Earnings before income taxes
United States	$270,598	$346,865	$332,020
Non-U.S.	8,624	(6,318)	4,367
Total	$279,222	$340,547	$336,387

The effective tax rate differs from the federal statutory income tax rate as explained below:

Effective Income Tax Rate
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	1.8%	4.0%	2.7%
Tax effect resulting from international activities	(0.3)%	0.1%	(0.6)%
Domestic production activities deduction	(1.5)%	(1.9)%	(0.3)%
Non-deductible expenses	0.1%	0.7%	0.3%
Equity based compensation	(4.5)%	0.0%	0.1%
Uncertain tax positions	(0.9)%	0.0%	0.0%
Impact of Tax Cuts and Jobs Act	(119.9)%	0.0%	0.0%
Other	(0.4)%	0.1%	(0.4)%
Effective income tax rate	(90.6)%	38.0%	36.8%

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Deferred Tax Assets and Liabilities
	December 31, 2017	December 25, 2016
Accrued liabilities	$6,725	$11,537
Inventories	9,066	11,489
Benefits and compensation	15,439	37,049
Hedges	—	6,511
Net operating loss carryforwards	53,914	81,515
Federal & state tax credits	1,859	2,386
Postretirement benefits	11,831	20,863
Alternative minimum tax	2,013	1,993
Other	940	2,755
Subtotal	101,787	176,098
Valuation allowance	(1,695)	(3,146)
Total net deferred tax assets	100,092	172,952

Other intangible assets	(632,794)	(964,547)
Partnership interests	(6,922)	(10,473)
Plant assets	(79,986)	(118,223)
Hedges	(1,813)	—
Other	(1,796)	(2,689)
Total deferred tax liabilities	(723,311)	(1,095,932)
Net deferred tax liability	$(623,219)	$(922,980)

Amounts recognized in the Consolidated Balance Sheets
Long-term net deferred tax assets	614	—
Long-term net deferred tax liability	(623,833)	(922,980)
Net deferred tax liability	$(623,219)	$(922,980)
Income taxes are accounted for in accordance with the authoritative guidance for accounting for income taxes under which deferred tax assets and liabilities are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. In the fiscal year ended December 31, 2017, we retrospectively adopted the guidance of ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” (see Note 2 to the Consolidated Financial Statements, Summary of Significant Accounting Policies) and in connection, are presenting all deferred tax asset and liability balances as non-current on our consolidated balance sheet for the fiscal year ended December 31, 2017 and December 25, 2016 in this filing.

The effective tax rate was (90.6)% for the fiscal year ended December 31, 2017 compared to 38.0% for the fiscal year ended December 25, 2016.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. Among other provisions, the Act reduced the federal statutory corporate income tax rate from 35% to 21%. We have estimated this rate reduction generated a one-time benefit of 119.9% on our year ended December 31, 2017 provision for income taxes as a result of the revaluation of our deferred tax assets and liabilities at the lower rate. The Company is evaluating the impact of certain foreign income provisions of the Act and we expect the impact of such provisions to not be material. We will treat impact of such provisions, if any, as a period expense beginning in our 2018 fiscal year. Other provisions of the Act did not have a material effect on our year ended December 31, 2017 income tax provision and we do not anticipate such provisions to have a material effect on our financial statements beginning in our 2018 fiscal year.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Further, the Company is still analyzing the other provisions of the Act and refining its calculations, which could potentially impact the measurement of its income tax balances. Once the Company finalizes its analysis and certain additional tax calculations and tax positions, which are subject to complex tax rules and interpretation when it files its 2017 U.S. tax return, it will be able to conclude on any further adjustments to be recorded on these provisional amounts. Any such change will be reported as a component of income taxes in the reporting period in which any such adjustments are determined, which will be no later than the fourth quarter of 2018.

The effective rate for the fiscal year ended December 31, 2017 also includes benefits of approximately 1.5% related to the domestic production activities deduction and 4.5% from share based payments transactions being recorded as an item of continuing operations in accordance with ASU 2016-09, “Improvements to Employee Share-Based Payments Accounting” effective for our 2017 fiscal year (see Note 2 to the Consolidated Financial Statements, Summary of Significant Accounting Policies).

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

The Company is a loss corporation as defined by Internal Revenue Code Section 382. Section 382 places an annual limitation on our ability to utilize our NOLs and other attributes to reduce future taxable income. As of December 31, 2017, we have federal NOL carryovers of $408.3 million, subject to an annual limitation of $17.1 million. As a result, $237.2 million of the carryovers exceed the estimated available Section 382 limitation. The Company has reduced its deferred tax assets for this limitation.

The Company's federal NOLs have expiration periods beginning in 2020 through 2027. The Company also has state NOLs that are limited and vary in amount by jurisdiction. Gross state NOLs are approximately $261.0 million with expiration periods beginning in 2018 through 2037. State tax credits are $2.8 million in total and will expire on or before 2022.

The authoritative guidance for accounting for income taxes requires that a valuation allowance is established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The Company regularly evaluates its deferred tax assets for future realization. A review of all available positive and negative evidence must be considered, including a company's performance, the market environment in which the company operates, the utilization of past tax credits, length of carryback and carryforward periods, and existing contracts or sales backlog that will result in future profits. Based on a review of both the positive and negative evidence, it was determined that the Company had sufficient positive evidence to outweigh any negative evidence and support that it was more likely that not that substantially all of the deferred tax assets would be realized.

The table below lists the changes in the Company’s deferred tax valuation allowance. The valuation allowance increase of $0.2 million is primarily attributable to state credits, the realization of which is not more likely than not. The decrease of $1.9 million is attributable to the write-off of the deferred tax assets of Boulder Brand’s United Kingdom operations, the release of the foreign tax credit valuation allowance due to tax reform and write-off of expiring state NOLs that were subject to a full valuation allowance.

	Beginning				Ending
	Balance	Additions	Acquisitions	Deductions	Balance
Fiscal year ended December 31, 2017	$3,913	$150	$—	$(1,917)	$2,146
Fiscal year ended December 25, 2016	2,287	1,775	59	(208)	3,913
Fiscal year ended December 27, 2015	2,288	623	—	(624)	2,287

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

A reconciliation of the beginning and ending amount of gross unrecognized tax positions is as follows:

	Fiscal year ended
	December 31, 2017	December 25, 2016	December 27, 2015
	53 weeks	52 weeks	52 weeks
Gross unrecognized tax positions at beginning of year	$12,104	$8,611	$8,242
Increase for tax positions related to prior periods	858	4,225	—
Decrease for tax positions related to prior periods	(297)	(444)	—
Increase for tax positions related to the current period	4,080	507	558
Decrease related to settlement with tax authorities	(593)	(89)	—
Reductions due to lapse of applicable statutes of limitations	(2,537)	(706)	(189)
Gross unrecognized tax positions at end of year	$13,615	$12,104	$8,611

The Company's liability for unrecognized tax positions as of December 31, 2017 was $13.6 million, reflecting a net increase of $1.5 million. Net benefit of $2.5 million was recognized in the provision for income taxes resulting primarily from the expiration of statutes of limitations on certain matters offset by an increase in uncertainties related to current year federal matters. The amount that, if recognized, would impact the effective tax rate as of December 31, 2017 would be $7.8 million.

From time to time, various taxing authorities may audit the Company's tax returns. It is reasonably possible that a decrease in the uncertain tax positions of approximately $3.0 to $5.0 million may occur within the next twelve months due to the lapse of certain statutes of limitations or resolution of uncertainties.

The Company recorded a net (benefit) expense for interest and penalties associated with uncertain tax positions of $(0.1) million, $0.4 million and $0.1 million, to the provision for income taxes for the fiscal years ended December 31, 2017, December 25, 2016 and December 27, 2015, respectively. The Company's liability includes accrued interest and penalties of $1.0 million and $1.1 million as of December 31, 2017 and December 25, 2016, respectively.

The Company files income tax returns with the U.S. federal government and various state and international jurisdictions. With limited exceptions, the Company's calendar year 2000 and subsequent federal and state tax years remain open by statute, principally relating to NOLs. Audit activity for these years is minimal. With limited exception for certain states, federal and state tax years for pre-acquisition periods of Birds Eye Foods Inc. are either closed by statute or by completed tax examinations. Federal and state tax years for pre-acquisition periods, beginning in 2014, for Boulder Brands are open by statute with no current audit activity. As a matter of course, from time to time various taxing authorities may audit the Company's tax returns and the ultimate resolution of such audits could result in adjustments to amounts recognized by the Company.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

17. Quarterly Results (Unaudited)

Summarized quarterly financial data is presented below

	Quarter Ended
	March 2017	June 2017	September 2017	December 2017	Fiscal 2017
	13 weeks	13 weeks	13 weeks	14 weeks	53 weeks
Net sales	$766,074	$744,608	$749,814	$883,506	$3,144,002
Cost of products sold	555,010	580,190	530,523	610,131	2,275,854
Gross profit	211,064	164,418	219,291	273,375	868,148

Net earnings	23,149	18,618	46,581	443,873	532,221
Net earnings per share (1)
Basic	$0.20	$0.16	$0.39	$3.75	$4.50
Weighted average shares outstanding-basic (2)	117,624	118,114	118,329	118,497	118,141
Diluted	$0.19	$0.16	$0.39	$3.71	$4.45
Weighted average shares outstanding-diluted (2)	119,332	119,607	119,690	119,580	119,552
Dividends declared	$0.285	$0.285	$0.325	$0.325	$1.22
Market price - high	$58.96	$66.17	$62.00	$59.79	$66.17
Market price - low	$52.74	$57.54	$56.99	$53.09	$52.74

	Quarter Ended
	March 2016	June 2016	September 2016	December 2016	Fiscal 2016
	13 weeks	13 weeks	13 weeks	13 weeks	52 weeks
Net sales	$754,255	$756,381	$758,821	$858,481	$3,127,938
Cost of products sold	555,688	535,189	530,117	590,870	2,211,864
Gross profit	198,567	221,192	228,704	267,611	916,074

Net earnings	24,837	45,783	52,353	88,144	211,117

Net earnings per share (1)
Basic	$0.21	$0.39	$0.45	$0.75	$1.81
Weighted average shares outstanding-basic (2)	116,117	116,657	117,224	117,489	116,872
Diluted	$0.21	$0.39	$0.44	$0.74	$1.79
Weighted average shares outstanding-diluted (2)	117,613	117,766	118,390	118,874	118,161
Dividends declared	$0.255	$0.255	$0.285	$0.285	$1.08
Market price - high	$46.08	$45.37	$51.85	$53.25	$53.25
Market price - low	$39.89	$41.82	$43.34	$46.62	$39.89

(1) The sum of the individual per share amounts may not add due to rounding.
(2) Shares presented in thousands.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Net earnings during fiscal 2017 and fiscal 2016 were affected by the following charges (credits):

	Quarter Ended
	March 2017	June 2017	September 2017	December 2017	Fiscal 2017
	13 weeks	13 weeks	13 weeks	14 weeks	53 weeks
Net sales
Charges resulting from the Recall	—	(7,015)	(2,752)	(1,000)	(10,767)

Cost of products sold
Charges resulting from the Recall	—	1,535	680	—	2,215
Charges resulting from the Exit	—	33,006	—	(1,050)	31,956
Acquisition integration costs (a)	5,016	4,021	1,146	1,009	11,192

Tradename impairments (b)	—	27,430	39,100	—	66,530
Benefit for income taxes (c)	—	—	—	(334,706)	(334,706)

	Quarter Ended
	March 2016	June 2016	September 2016	December 2016	Fiscal 2016
	13 weeks	13 weeks	13 weeks	13 weeks	52 weeks
Cost of products sold
Acquisition integration costs (a)	842	539	1,077	3,108	5,566

Administrative expenses
Boulder Brands integration costs	12,814	8,822	3,637	3,183	28,456

Other expense (income), net
Boulder Brands UK wind down (d)	—	—	—	4,265	4,265
Boulder Brands acquisition costs (e)	6,781	—	—	—	6,781

Tradename impairments (b)	—	—	11,200	—	11,200

(a)	The Company recorded integration costs related to the Boulder Brands and Garden Protein acquisitions.

(b)	The Company recorded various tradename impairments. See Note 9 , Goodwill, Tradenames and Other Assets for further detail.

(c)
Represents removal of the benefit of the decrease in our net deferred income tax liability as a result of the Tax Cuts and Jobs Act of 2017. For more information, see Note 16, (Benefit)/Provision for Income Taxes.

(d)
The Company recorded $4.3 million of charges related to wind down of operations and the disposal of associated assets at Boulder Brands private label gluten-free bakery operation which is based in the United Kingdom. This is explained in greater detail in Note 7, Other Expense (Income), net.

(e)	Boulder Brands acquisition costs primarily consist of legal, accounting and other professional fees.

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
The following condensed consolidating financial information presents:

(1)	(a) Condensed consolidating balance sheets as of December 31, 2017 and December 25, 2016.
(b) The related condensed consolidating statements of operations and comprehensive earnings for the Company, Pinnacle Foods Finance, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Fiscal year ended December 31, 2017; and
ii. Fiscal year ended December 25, 2016; and
iii. Fiscal year ended December 27, 2015.

(c) The related condensed consolidating statements of cash flows for the Company, Pinnacle Foods Finance, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Fiscal year ended December 31, 2017; and
ii. Fiscal year ended December 25, 2016; and
iii. Fiscal year ended December 27, 2015.

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Balance Sheet December 31, 2017

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$—	$241,772	$8,056	$—	$249,828
Accounts receivable, net	—	—	272,401	9,221	—	281,622
Intercompany accounts receivable	102,335	—	1,001,329	—	(1,103,664)	—
Inventories, net	—	—	469,813	19,993	—	489,806
Other current assets	—	2,649	8,124	288	—	11,061
Total current assets	102,335	2,649	1,993,439	37,558	(1,103,664)	1,032,317
Plant assets, net	—	—	707,670	32,043	—	739,713
Investment in subsidiaries	2,317,445	3,180,932	43,056	—	(5,541,433)	—
Intercompany note receivable	—	2,907,799	45,226	9,800	(2,962,825)	—
Tradenames	—	—	2,458,681	4,693	—	2,463,374
Other assets, net	—	8,802	145,489	10,608	—	164,899
Deferred tax assets	—	233,391	—	—	(233,391)	—
Goodwill	—	—	2,115,731	62,230	—	2,177,961
Total assets	$2,419,780	$6,333,573	$7,509,292	$156,932	$(9,841,313)	$6,578,264
Current liabilities:
Short-term borrowings	$—	$—	$2,739	$—	$—	$2,739
Current portion of long-term obligations	—	22,620	11,311	3	—	33,934
Accounts payable	—	—	315,142	7,920	—	323,062
Intercompany accounts payable	—	1,078,535	—	25,129	(1,103,664)	—
Accrued trade marketing expense	—	—	36,484	2,491	—	38,975
Accrued liabilities	178	19,913	95,010	7,030	—	122,131
Dividends payable	40,470	—	—	—	—	40,470
Total current liabilities	40,648	1,121,068	460,686	42,573	(1,103,664)	561,311
Long-term debt	—	2,894,962	30,594	38	—	2,925,594
Intercompany note payable	—	—	2,896,811	66,014	(2,962,825)	—
Pension and other postretirement benefits	—	—	53,251	—	—	53,251
Other long-term liabilities	—	98	32,971	968	—	34,037
Deferred tax liabilities	—	—	854,047	3,177	(233,391)	623,833
Total liabilities	40,648	4,016,128	4,328,360	112,770	(4,299,880)	4,198,026
Commitments and contingencies (Note 14)
Shareholder’s equity:
Pinnacle Common Stock	$1,200	$—	$—	$—	$—	$1,200
Additional paid-in-capital	1,453,054	1,454,253	1,376,175	32,771	(2,863,199)	1,453,054
Retained earnings	987,238	893,441	1,834,555	10,756	(2,738,752)	987,238
Accumulated other comprehensive (loss)/gain	(30,250)	(30,249)	(29,798)	(471)	60,518	(30,250)
Capital stock in treasury	(32,110)	—	—	—	—	(32,110)
Total Pinnacle Foods Inc. and Subsidiaries stockholders' equity	2,379,132	2,317,445	3,180,932	43,056	(5,541,433)	2,379,132
Non-controlling interest	—	—	—	1,106	—	1,106
Total Equity	2,379,132	2,317,445	3,180,932	44,162	(5,541,433)	2,380,238
Total liabilities and shareholders' equity	$2,419,780	$6,333,573	$7,509,292	$156,932	$(9,841,313)	$6,578,264

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Balance Sheet December 25, 2016

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$—	$341,238	$11,838	$—	$353,076
Accounts receivable, net	—	—	281,189	8,393	—	289,582
Intercompany accounts receivable	96,923	—	804,203	—	(901,126)	—
Inventories, net	—	—	429,009	16,482	—	445,491
Other current assets	—	631	8,402	1,654	—	10,687
Total current assets	96,923	631	1,864,041	38,367	(901,126)	1,098,836
Plant assets, net	—	—	690,515	32,830	—	723,345
Investment in subsidiaries	1,886,496	2,589,850	30,600	—	(4,506,946)	—
Intercompany note receivable	—	2,984,974	44,928	9,800	(3,039,702)	—
Tradenames	—	—	2,525,200	4,358	—	2,529,558
Other assets, net	—	2,963	158,934	11,174	—	173,071
Deferred tax assets	—	335,178	—	—	(335,178)	—
Goodwill	—	—	2,104,648	58,508	—	2,163,156
Total assets	$1,983,419	$5,913,596	$7,418,866	$155,037	$(8,782,952)	$6,687,966
Current liabilities:
Short-term borrowings	$—	$—	$2,389	$—	$—	$2,389
Current portion of long-term obligations	—	10,750	13,028	23	—	23,801
Accounts payable	—	—	283,999	8,479	—	292,478
Intercompany accounts payable	—	863,358	—	37,766	(901,124)	—
Accrued trade marketing expense	—	—	48,850	2,204	—	51,054
Accrued liabilities	178	28,557	133,316	4,690	—	166,741
Dividends payable	35,233	—	—	—	—	35,233
Total current liabilities	35,411	902,665	481,582	53,162	(901,124)	571,696
Long-term debt	—	3,112,196	28,024	276	—	3,140,496
Intercompany note payable	—	—	2,975,471	64,233	(3,039,704)	—
Pension and other postretirement benefits	—	—	56,323	—	—	56,323
Other long-term liabilities	—	12,239	31,994	3,296	—	47,529
Deferred tax liabilities	—	—	1,255,622	2,536	(335,178)	922,980
Total liabilities	35,411	4,027,100	4,829,016	123,503	(4,276,006)	4,739,024
Commitments and contingencies (Note 14)
Shareholder’s equity:
Pinnacle Common Stock	$1,191	$—	$—	$—	$—	$1,191
Additional paid-in-capital	1,429,447	1,430,639	1,352,568	32,770	(2,815,977)	1,429,447
Retained earnings	601,049	507,426	1,272,939	3,936	(1,784,301)	601,049
Accumulated other comprehensive (loss)/gain	(51,569)	(51,569)	(35,657)	(6,106)	93,332	(51,569)
Capital stock in treasury, at cost	(32,110)	—	—	—	—	(32,110)
Total Pinnacle Foods Inc. and Subs stockholders equity	1,948,008	1,886,496	2,589,850	30,600	(4,506,946)	1,948,008
Non-controlling interest	—	—	—	934	—	934
Total Equity	1,948,008	1,886,496	2,589,850	31,534	(4,506,946)	1,948,942
Total liabilities and shareholders' equity	$1,983,419	$5,913,596	$7,418,866	$155,037	$(8,782,952)	$6,687,966

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings (Loss) For the fiscal year ended December 31, 2017

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$3,084,630	$155,569	$(96,197)	$3,144,002
Cost of products sold	—	—	2,239,102	131,826	(95,074)	2,275,854
Gross profit	—	—	845,528	23,743	(1,123)	868,148
Operating expenses
Marketing and selling expenses	—	—	189,345	3,774	—	193,119
Administrative expenses	—	—	123,788	7,096	—	130,884
Research and development expenses	—	—	15,207	863	—	16,070
Tradename impairment charges	—	—	66,530	—	—	66,530
Intercompany royalties	—	—	(695)	695	—	—
Intercompany management fees	—	—	—	1,123	(1,123)	—
Other (income) expense, net	—	(1,484)	14,271	102	—	12,889
Equity in (earnings) of investees	(532,049)	(707,649)	(6,884)	—	1,246,582	—
Total operating (income) expenses	(532,049)	(709,133)	401,562	13,653	1,245,459	419,492
Earnings before interest and taxes	532,049	709,133	443,966	10,090	(1,246,582)	448,656
Intercompany interest (income) expense	—	(81,749)	80,873	876	—	—
Interest expense	—	166,518	3,029	40	—	169,587
Interest income	—	—	132	21	—	153
Earnings before income taxes	532,049	624,364	360,196	9,195	(1,246,582)	279,222
Provision (benefit) for income taxes	—	92,315	(347,453)	2,139	—	(252,999)
Net earnings	532,049	532,049	707,649	7,056	(1,246,582)	532,221
Less: Net earnings attributable to non-controlling interest	—	—	—	172	—	172
Net earnings attributable to Pinnacle Foods, Inc. and Subsidiaries common stockholders	$532,049	$532,049	$707,649	$6,884	$(1,246,582)	$532,049

Total comprehensive earnings	553,368	553,368	713,502	12,520	(1,279,218)	553,540
Less: Comprehensive loss attributable to non-controlling interest	—	—	—	172	—	172
Comprehensive earnings attributable to Pinnacle Foods, Inc. and Subsidiaries	$553,368	$553,368	$713,502	$12,348	$(1,279,218)	$553,368

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings (Loss) For the fiscal year ended December 25, 2016

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$3,064,800	$174,334	$(111,196)	$3,127,938
Cost of products sold	—	—	2,161,918	157,859	(107,913)	2,211,864
Gross profit	—	—	902,882	16,475	(3,283)	916,074
Operating expenses
Marketing and selling expenses	—	—	213,171	5,089	—	218,260
Administrative expenses	—	—	153,835	9,221	—	163,056
Research and development expenses	—	—	17,384	729	—	18,113
Tradename impairment charges	—	—	11,200			11,200
Intercompany royalties	—	—	(562)	562	—	—
Intercompany management fees	—	—	—	2,286	(2,286)	—
Intercompany technical service fees	—	—	—	997	(997)	—
Other expense (income), net	—	(486)	21,265	5,021	—	25,800
Equity in (earnings) loss of investees	(211,117)	(231,305)	10,275	—	432,147	—
Total operating expenses	(211,117)	(231,791)	426,568	23,905	428,864	436,429
Earnings before interest and taxes	211,117	231,791	476,314	(7,430)	(432,147)	479,645
Intercompany interest (income) expense	—	(105,328)	103,268	2,060	—	—
Interest expense	—	137,227	1,973	43	—	139,243
Interest income	—	—	93	52	—	145
Earnings before income taxes	211,117	199,892	371,166	(9,481)	(432,147)	340,547
Provision (benefit) for income taxes	—	(11,225)	139,861	794	—	129,430
Net earnings (loss)	211,117	211,117	231,305	(10,275)	(432,147)	211,117
Less: Net earnings attributable to non-controlling interest	—	—	—	—	—	—
Net earnings (loss) attributable to Pinnacle Foods, Inc. and Subsidiaries common stockholders	$211,117	$211,117	$231,305	$(10,275)	$(432,147)	$211,117

Total comprehensive earnings (loss)	218,936	218,936	237,851	(8,127)	(448,660)	218,936
Less: Comprehensive loss attributable to non-controlling interest	—	—	—	—	—	—
Comprehensive earnings (loss) attributable to Pinnacle Foods, Inc. and Subsidiaries	$218,936	$218,936	$237,851	$(8,127)	$(448,660)	$218,936

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings (Loss) For the fiscal year ended December 27, 2015

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$2,635,141	$118,194	$(97,543)	$2,655,792
Cost of products sold	—	—	1,915,267	96,545	(96,526)	1,915,286
Gross profit	—	—	719,874	21,649	(1,017)	740,506
Operating expenses
Marketing and selling expenses	—	—	168,239	8,463	—	176,702
Administrative expenses	—	—	100,556	6,448	—	107,004
Research and development expenses	—	—	12,492	500	—	12,992
Intercompany royalties	—	—	—	20	(20)	—
Intercompany technical service fees	—	—	—	997	(997)	—
Termination fee received, net of costs, associated with the Hillshire merger agreement	—	—	—		—	—
Other expense (income), net	—	3,663	15,338	105	—	19,106
Equity in (earnings) loss of investees	(212,508)	(226,847)	(3,235)	—	442,590	—
Total operating expenses	(212,508)	(223,184)	293,390	16,533	441,573	315,804
Earnings (loss) before interest and taxes	212,508	223,184	426,484	5,116	(442,590)	424,702
Intercompany interest (income) expense	—	(68,701)	67,657	1,044	—	—
Interest expense	—	86,745	1,727	41	—	88,513
Interest income	—	—	163	35	—	198
Earnings (loss) before income taxes	212,508	205,140	357,263	4,066	(442,590)	336,387
Provision (benefit) for income taxes	—	(7,368)	130,416	831	—	123,879
Net earnings	212,508	212,508	226,847	3,235	(442,590)	212,508
Less: Net earnings attributable to non-controlling interest	—	—	—	—	—	—
Net earnings attributable to Pinnacle Foods, Inc. and Subsidiaries common stockholders	$212,508	$212,508	$226,847	$3,235	$(442,590)	$212,508

Total comprehensive earnings (loss)	190,854	190,854	217,931	(1,747)	(407,038)	190,854
Less: Comprehensive loss attributable to non-controlling interest	—	—	—	—	—	—
Comprehensive earnings (loss) attributable to Pinnacle Foods, Inc. and Subsidiaries	$190,854	$190,854	$217,931	$(1,747)	$(407,038)	$190,854

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Cash Flows For the fiscal year ended December 31, 2017
	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$—	$(150,227)	$551,034	$15,146	$—	$415,953
Cash flows from investing activities
Intercompany accounts receivable/payable	—	272,882	18,111	—	(290,993)	—
Intercompany loans	—	129,106	—	—	(129,106)	—
Payments for business acquisition	—	—	(37,487)	—	—	(37,487)
Investment in subsidiary	135,879	122,425	—	—	(258,304)	—
Capital expenditures	—	—	(91,286)	(2,940)	—	(94,226)
Sale of plant assets	—	—	517	1,430	—	1,947
Net cash provided by (used in) investing activities	135,879	524,413	(110,145)	(1,510)	(678,403)	(129,766)
Cash flows from financing activities
Proceeds from issuance of common stock	15,097	—	—	—	—	15,097
Taxes paid related to net share settlement of equity awards	(10,238)	—	—	—	—	(10,238)
Dividends paid	(140,738)	—	—	—	—	(140,738)
Proceeds from bank term loans	—	2,262,000	—	—	—	2,262,000
Repayments of long-term obligations	—	(2,487,370)	(4,159)	—	—	(2,491,529)
Repayments of short-term borrowing	—	—	(4,785)	—	—	(4,785)
Intercompany accounts receivable/payable	—	—	(272,882)	(18,111)	290,993	—
Return of capital	—	(135,879)	(122,425)	—	258,304	—
Intercompany loans	—	—	(129,106)	—	129,106	—
Repayment of capital lease obligations	—	—	(6,998)	(126)	—	(7,124)
Debt acquisition costs	—	(12,937)	—	—	—	(12,937)
Net cash (used in) provided by financing activities	(135,879)	(374,186)	(540,355)	(18,237)	678,403	(390,254)
Effect of exchange rate changes on cash	—	—	—	819	—	819
Net change in cash and cash equivalents	—	—	(99,466)	(3,782)	—	(103,248)
Cash and cash equivalents - beginning of period	—	—	341,238	11,838	—	353,076
Cash and cash equivalents - end of period	$—	$—	$241,772	$8,056	$—	$249,828

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Cash Flows For the fiscal year ended December 25, 2016

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$(714)	$474,237	$13,981	$—	$487,504
Cash flows from investing activities
Intercompany accounts receivable/payable	—	24,977	541	—	(25,518)	—
Repayments of intercompany loans	—	(880,122)	—		880,122	—
Payments for business acquisition	—	—	(985,365)	—	—	(985,365)
Investment in subsidiary	85,924	76,472	—	—	(162,396)	—
Capital expenditures	—	—	(96,404)	(4,646)	—	(101,050)
Net cash (used in) provided by investing activities	85,924	(778,673)	(1,081,228)	(4,646)	692,208	(1,086,415)
Cash flows from financing activities
Proceeds from issuance of common stock	26,436	—	—	—	—	26,436
Excess tax benefits on stock-based compensation	11,577	—	—	—	—	11,577
Taxes paid related to net share settlement of equity awards	(1,087)	—	—	—	—	(1,087)
Dividends paid	(122,850)	—	—	—	—	(122,850)
Proceeds from notes offering	—	350,000	—	—	—	350,000
Proceeds from bank term loans	—	547,250	—	—	—	547,250
Repayments of long-term obligations	—	(9,375)	(4,366)	—	—	(13,741)
Proceeds from short-term borrowing	—	—	4,452	—	—	4,452
Repayments of short-term borrowing	—	—	(4,259)	—	—	(4,259)
Intercompany accounts receivable/payable	—	—	(24,977)	(541)	25,518	—
Return of capital	—	(85,924)	(76,472)	—	162,396	—
Intercompany loans	—	—	880,122	—	(880,122)	—
Repayment of capital lease obligations	—	—	(3,940)	(10)	—	(3,950)
Debt acquisition costs	—	(22,564)	—	—	—	(22,564)
Net cash (used in) provided by financing activities	(85,924)	779,387	770,560	(551)	(692,208)	771,264
Effect of exchange rate changes on cash	—	—	—	174	—	174
Net change in cash and cash equivalents	—	—	163,569	8,958	—	172,527
Cash and cash equivalents - beginning of period	—	—	177,669	2,880	—	180,549
Cash and cash equivalents - end of period	$—	$—	$341,238	$11,838	$—	$353,076

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Cash Flows For the fiscal year ended December 27, 2015
	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$(12,155)	$394,876	$(9,810)	$—	$372,911
Cash flows from investing activities
Intercompany accounts receivable/payable	—	128,891	(14,400)	—	(114,491)	—
Repayments of intercompany loans	—	—	(801)		801	—
Payments for business acquisition	—	—	1,102	—	—	1,102
Investment in subsidiary	111,486	—	—	—	(111,486)	—
Capital expenditures	—	—	(101,353)	(7,124)	—	(108,477)
Sale of plant assets held for sale	—	—	1,618	—	—	1,618
Net cash (used in) provided by investing activities	111,486	128,891	(113,834)	(7,124)	(225,176)	(105,757)
Cash flows from financing activities
Proceeds from issuance of common stock	1,231	—	—	—	—	1,231
Excess tax benefits on stock-based compensation	1,442	—	—	—	—	1,442
Taxes paid related to net share settlement of equity awards	(2,401)	—	—	—	—	(2,401)
Dividends paid	(111,758)	—	—	—	—	(111,758)
Repayments of long-term obligations	—	(5,250)	(3,620)	—	—	(8,870)
Proceeds from short-term borrowing	—	—	4,261	—	—	4,261
Repayments of short-term borrowing	—	—	(4,480)	—	—	(4,480)
Borrowings under revolving credit facility	—	—	—	—	—	—
Repayments of revolving credit facility	—	—	—	—	—	—
Intercompany accounts receivable/payable	—	—	(128,891)	14,400	114,491	—
Return of Capital	—	(111,486)	—	—	111,486	—
Repayments of intercompany loans	—	—	—	801	(801)	—
Repayment of capital lease obligations	—	—	(3,585)	—	—	(3,585)
Purchase of stock for treasury		—	—	—	—	—
Debt acquisition costs	—	—	—	—	—	—
Net cash (used in) provided by financing activities	(111,486)	(116,736)	(136,315)	15,201	225,176	(124,160)
Effect of exchange rate changes on cash	—	—	—	(922)	—	(922)
Net change in cash and cash equivalents	—	—	144,727	(2,655)	—	142,072
Cash and cash equivalents - beginning of period	—	—	32,942	5,535	—	38,477
Cash and cash equivalents - end of period	$—	$—	$177,669	$2,880	$—	$180,549

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017 at a level of reasonable assurance.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2017, the Company's internal control over financial reporting is effective based on those criteria.

/s/ Mark Clouse
Mark Clouse
Chief Executive Officer

/s/ Craig Steeneck
Craig Steeneck
Executive Vice President and Chief Financial Officer

(c) Attestation Report of the Registered Public Accounting Firm.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(d) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Annual Meeting Date

The Board of Directors of the Company has fixed the date of the Annual Meeting of Stockholders for May 30, 2018.

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

Financial Statement Schedules: Schedule I - Condensed Financial Statements (Parent Company)

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference from Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Pinnacle Foods Inc.		8-K	3.1	4/3/2013
3.2	Second Amended and Restated Bylaws of Pinnacle Foods Inc.		8-K	3.1	2/16/2016
4.1	Form of Stock Certificate for Common Stock		S-1/A	4.1	3/7/2013
4.2	Senior Notes Indenture dated as of April 29, 2013 among Pinnacle Foods Finance LLC and Pinnacle Foods Finance Corp., the Guarantors listed therein and Wilmington Trust Company, as Trustee		8-K	4.1	4/30/2013
4.3	Indenture, dated as of January 15, 2016, by and among Pinnacle Foods Finance LLC, Pinnacle Foods Finance Corp., the guarantors listed therein and Wilmington Trust, National Association		8-K	4.1	1/15/2016
4.4	First Supplemental Indenture, dated as of January 15, 2016, by and among Pinnacle Foods Finance LLC, Pinnacle Foods Finance Corp., the guarantors listed therein and Wilmington Trust, National Association		8-K	4.2	1/15/2016
4.5	Registration Rights Agreement, dated January 15, 2016, by and among Pinnacle Foods Finance LLC, Pinnacle Foods Finance Corp., the guarantors listed therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers		8-K	4.4	1/15/2016
4.6	First Supplemental Indenture, dated as of February 8, 2016, by and among Pinnacle Foods Finance LLC, Pinnacle Foods Finance Corp., the guarantors listed therein and Wilmington Trust, National Association		10-Q	4.5	4/28/2016
10.1	Second Amended and Restated Credit Agreement dated April 29, 2013 among Pinnacle Foods Finance LLC, Peak Finance Holdings, LLC, Barclays Banks PLC and the Other Lenders Party thereto		8-K	10.1	4/30/2013
10.2	Second Amendment to Amended and Restated Credit Agreement dated April 29, 2013 among Pinnacle Foods Finance LLC, Peak Finance Holdings LLC, the Guarantors Party hereto, Barclays Bank Plc, Bank of America, NA and the Other Lenders Party thereto		8-K	10.2	4/30/2013
10.3	First Amendment to Second Amended and Restated Credit Agreement dated October 1, 2013 among Pinnacle Foods Finance LLC, Peak Finance Holdings LLC, the Guarantors Party thereto, Barclays Bank Plc and the Other Lenders Party thereto		8-K	10.1	10/1/2013
10.4	Amended and Restated Credit Agreement dated as of April 29, 2013, by and among Pinnacle Finance, Peak Finance Holdings LLC, the guarantors party thereto, the Lenders party thereto and Barclays Bank PLC, as administrative agent for the Lenders.		8-K	10.1	1/15/2016
10.5	Third Amendment to Amended and Restated Credit Agreement dated July 19, 2016 among Pinnacle Foods Finance LLC, Peak Finance Holdings LLC, the Guarantors Party hereto, Barclays Bank Plc, Bank of America, NA and the Other Lenders Party thereto		10-K	10.5	2/23/2017
10.6	Fourth Amendment to Amended and Restated Credit Agreement dated July 26, 2016 among Pinnacle Foods Finance LLC, Peak Finance Holdings LLC, the Guarantors Party hereto, Barclays Bank Plc, Bank of America, NA and the Other Lenders Party thereto		10-K	10.6	2/23/2017

10.7	Fifth Amendment, dated as of February 3, 2017, to the Second Amended and Restated Credit Agreement, dated as of April 29, 2013, by and among the Borrower, Peak Finance Holdings LLC, the lenders from time to time party thereto and Barclays Bank PLC, as administrative agent, collateral agent, and swing line lender.	8-K	10.1	2/3/2017
10.8	Third Amended and Restated Credit Agreement, dated as of February 3, 2017, by and among the Borrower, Peak Finance Holdings LLC, the lenders from time to time party thereto and Barclays Bank PLC, as administrative agent, collateral agent, and swing line lender.	8-K	10.2	2/3/2017
10.9	Guaranty, dated as of April 2, 2007, among Peak Finance Holdings LLC, certain Subsidiaries of Pinnacle Foods Finance LLC and Holdings identified therein and Lehman Commercial Paper Inc. (filed under Pinnacle Foods Finance LLC)	S-4	4.10	12/21/2007
10.10	Intellectual Property Security Agreement, dated as of April 2, 2007, among Peak Finance LLC (to be merged with and into Pinnacle Foods Finance LLC) as Borrower, Peak Finance Holdings, LLC as Holdings, certain Subsidiaries of Borrower and Holdings identified therein and Lehman Commercial Paper Inc. (filed under Pinnacle Foods Finance LLC)	S-4	4.11	12/21/2007
10.11	Parent Guaranty, dated as of April 29, 2013, between Pinnacle Foods Inc. and Barclays Bank PLC	S-1	10.7	11/26/2013
10.12	Parent Security Agreement dated as of April 29, 2013, between Pinnacle Foods Inc. and Barclays Bank PLC	S-1	10.8	11/26/2013
10.13	Securities Purchase Agreement, dated as of November 13, 2014, between Pinnacle Foods Inc. and Garden Protein International, Inc.	8-K	2.1	11/14/2014
10.14	Agreement and Plan of Merger, dated as of November 24, 2015, by and among Pinnacle Foods Inc., Slope Acquisition Inc. and Boulder Brands, Inc.	8-K	2.1	11/24/2015
10.15*	Modification of the Pinnacle Foods Inc. (formerly Crunch Holding Corp.) 2007 Stock Incentive Plan Form of Nonqualified Stock Option Agreement (filed under Pinnacle Foods Finance LLC)	10-K	10.42	3/5/2013
10.16*	Pinnacle Foods Inc. Amended and Restated 2013 Omnibus Incentive Plan	DEF 14A		4/14/2016
10.17*	Pinnacle Foods Inc. 2013 Omnibus Incentive Plan	8-K	10.3	4/3/2013
10.18*	Form of Restricted Stock Agreement under 2013 Omnibus Incentive Plan	10-Q	10.7	5/15/2013
10.19*	Form of Restricted Stock Agreement (Conversion Replacement Award)	S-1/A	10.45	3/7/2013
10.20*	Form of Nonqualified Stock Option Agreement under 2013 Omnibus Incentive Plan	S-1/A	10.46	3/7/2013
10.21	Trademark License Agreement by and between The Dial Corporation and Conagra, Inc., dated July 1, 1995 (filed under Pinnacle Foods Group Inc.)	10-K	10.33	3/27/2006
10.22	Swanson Trademark License Agreement (U.S.) by and between CSC Brands, Inc. and Vlasic International Brands Inc., dated as of March 24, 1998 (filed under Pinnacle Foods Group Inc.)	S-4	10.27	8/20/2004
10.23	Swanson Trademark License Agreement (Non-U.S.) by and between Campbell Soup Company and Vlasic International Brands Inc., dated as of March 26, 1998 (filed under Pinnacle Foods Group Inc.)	S-4	10.28	8/20/2004
10.24	Trademark License Agreement, dated as of July 9, 1996, by and between The Quaker Oats Company, The Quaker Oats Company of Canada Limited and Van de Kamp’s Inc. (filed under Pinnacle Foods Finance LLC)	S-4	10.21	12/21/2007
10.25	Trademark License Agreement, dated August 19, 2002, by and between Voila Bakeries, Inc. and Agrilink Food Foods, Inc.	10-Q	10.1	5/9/2012
10.26	Technology Sharing Agreement by and between Campbell Soup Company and Vlasic Foods International Inc., dated as of March 26, 1998 (filed under Pinnacle Foods Group Inc.)	S-4	10.29	8/20/2004
10.27*	Pinnacle Foods Inc. (formerly Crunch Holding Corp.) 2007 Stock Incentive Plan, effective as of August 8, 2007 (filed under Pinnacle Foods Finance LLC)	S-4	10.19	12/21/2007

10.28*	Pinnacle Foods Inc. (formerly Crunch Holding Corp.) 2007 Stock Incentive Plan Form of Nonqualified Stock Option Agreement (filed under Pinnacle Foods Finance LLC)		S-4	10.20	12/21/2007
10.29*	Modification of the Pinnacle Foods Inc. (formerly Crunch Holding Corp.) 2007 Stock Incentive Plan Form of Nonqualified Stock Option Agreement (filed under Pinnacle Foods Finance LLC)		10-K	10.27	3/3/2009
10.30	Lease, dated April 15, 2010, between Woodcrest Road Associates, L.P. and Pinnacle Foods Group LLC (Cherry Hill, New Jersey) (filed under Pinnacle Foods Finance LLC)		10-Q	10.40	8/9/2010
10.31	Lease, dated December 14, 2010 between Jeffroad Green, LLC and Pinnacle Foods Group LLC (Parsippany, New Jersey) (filed under Pinnacle Foods Finance LLC)		10-Q	10.45	5/11/2011
10.32	First Amendment to Lease Agreement, dated July 28, 2011, by and between Jeffroad Green, LLC and Pinnacle Foods Group LLC		10-K	10.27	2/25/2016
10.33	Second Amendment to Lease Agreement, dated February 2, 2012, by and between Jeffroad Green, LLC and Pinnacle Foods Group LLC		10-K	10.28	2/25/2016
10.34	Third Amendment to Lease Agreement, dated May 2, 2012, by and between Jeffroad Green, LLC and Pinnacle Foods Group LLC		10-K	10.29	2/25/2016
10.35*	Modification of the Pinnacle Foods Inc. (formerly Crunch Holding Corp.) 2007 Stock Incentive Plan Form of Nonqualified Stock Option Agreement (filed under Pinnacle Foods Finance LLC)		10-K	10.42	3/5/2013
10.36*	Form of Nonqualified Stock Option Agreement under 2013 Omnibus Incentive Plan		10-Q	10.2	11/13/2013
10.37*	Form of Restricted Stock Agreement under 2013 Omnibus Incentive Plan		10-Q	10.1	11/13/2013
10.38*	Form of 2014 Performance Share Unit Agreement under 2013 Omnibus Incentive Plan		10-Q	10.3	5/14/2014
10.39*	Form of 2015 Performance Restricted Share Agreement under 2013 Omnibus Incentive Plan		10-Q	10.1	4/30/2015
10.40	Form of Restricted Stock Award Agreement (Directors)		10-K	10.40	3/6/2014
10.41*	Form of Performance Share Unit Agreement under Amended and Restated 2013 Omnibus Incentive Plan		10-Q	10.3	7/28/2016
10.42*	Form of Nonqualified Stock Option Agreement under Amended and Restated 2013 Omnibus Incentive Plan		10-Q	10.4	7/28/2016
10.43*	Restricted Share Agreement (Mark Clouse)		10-Q	10.5	7/28/2016
10.44*	Nonqualified Stock Option Agreement (Mark Clouse)		10-Q	10.6	7/28/2016
10.45*	Performance Restricted Share Agreement (Mark Clouse)		10-Q	10.7	7/28/2016
10.46*	Restricted Stock Unit Agreement (Mark Schiller)		10-Q	10.8	7/28/2016
10.47*	Performance Share Unit Agreement (Mark Schiller)		10-Q	10.9	7/28/2016
10.48	Pinnacle Foods Inc. Executive Severance Benefit Plan		8-K	10.1	7/29/2014
12.1	Computation of Ratios of Earnings to Fixed Charges	X
21.1	List of Subsidiaries	X
23.1	Consent of Deloitte & Touche LLP	X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer	X
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2**	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

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

ITEM 16:     FORM 10-K SUMMARY

None.

PARENT COMPANY INFORMATION
PINNACLE FOODS INC
SCHEDULE I - CONDENSED FINANCIAL STATEMENTS
(thousands of dollars)

STATEMENTS OF OPERATIONS

	Fiscal year ended
	December 31, 2017	December 25, 2016	December 27, 2015
	53 weeks	52 weeks	52 weeks
Equity in earnings of investees	532,049	211,117	212,508
Earnings before interest and taxes	532,049	211,117	212,508
Provision for income taxes	—	—	—
Net earnings	$532,049	$211,117	$212,508
Comprehensive earnings	$553,368	$218,936	$190,854

BALANCE SHEETS

	December 31, 2017	December 25, 2016
Current Assets:
Due from subsidiaries	102,335	96,923
Total current assets	102,335	96,923
Non current assets:
Investment in subsidiaries	2,317,445	1,886,496
Total assets	$2,419,780	$1,983,419

Current liabilities:
Accrued liabilities	178	178
Dividends payable	40,470	35,233
Total liabilities	$40,648	$35,411

Commitment and contingencies:
Shareholders' equity	2,379,132	1,948,008
Total liabilities and shareholders’s equity	$2,419,780	$1,983,419

STATEMENTS OF CASH FLOWS

	Fiscal year ended
	December 31, 2017	December 26, 2016	December 27, 2015
	53 weeks	52 weeks	52 weeks
Cash flows from operating activities
Net earnings	$532,049	$211,117	$212,508
Non-cash credits to net earnings
Deferred taxes	—	—	—
Equity in earnings of investees	(532,049)	(211,117)	(212,508)
Net cash provided by operating activities	—	—	—

Cash flows from investing activities
Reduction in investment in subsidiaries	135,879	85,924	111,486
Net cash provided by investing activities	135,879	85,924	111,486

Cash flows from financing activities
Equity contributions	15,097	26,436	1,231
Dividends paid	(140,738)	(122,850)	(111,758)
Excess tax benefits on stock-based compensation	—	11,577	1,442
Taxes paid related to net share settlement of equity awards	(10,238)	(1,087)	(2,401)
Net cash used by financing activities	(135,879)	(85,924)	(111,486)

Cash and cash equivalents - beginning of period	—	—	—
Cash and cash equivalents - end of period	$—	$—	$—

See notes to Consolidated Financial Statements of Pinnacle Foods Inc.

PINNACLE FOODS INC.
SCHEDULE I - NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

Pinnacle Foods Inc. (the “Company”) is a holding company whose sole asset is 100% ownership of Peak Finance Holdings LLC (“PFH”). PFH is a holding company whose sole asset is 100% ownership of Pinnacle Foods Finance LLC (“PFF”). As specified in PFF’s debt agreements, there are restrictions on the Company’s ability to obtain funds from its subsidiary through dividends, loans or advances. Accordingly, these condensed financial statements have been prepared on a “parent-only” basis. Under a parent-only presentation, the Company’s investments in its consolidated subsidiaries are presented under the equity method of accounting. The Company has no material contingencies, long-term obligations or guarantees, except as described in Note 18 to the Consolidated Financial Statements, Guarantor and Nonguarantor Statements. This parent-only financial statements should be read in conjunction with Pinnacle Foods Inc.’s audited Consolidated Financial Statements included elsewhere herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, in the City of Parsippany, New Jersey, on March 1, 2018 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FOODS INC.

By:	/s/ Craig Steeneck
Name:	Craig Steeneck
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	March 1, 2018

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark Clouse	Chief Executive Officer and Director	March 1, 2018
By: Mark Clouse	(Principal Executive Officer)

/s/ Craig Steeneck	Executive Vice President and Chief Financial Officer	March 1, 2018
By: Craig Steeneck	(Principal Financial Officer and Principal Accounting Officer)

/s/ Roger Deromedi	Chairman of the Board and Director	March 1, 2018
By: Roger Deromedi

/s/ Ann Fandozzi	Director	March 1, 2018
By: Ann Fandozzi

/s/ Yannis Skoufalos	Director	March 1, 2018
By: Yannis Skoufalos

/s/ Mark A. Jung	Director	March 1, 2018
By: Mark A. Jung

/s/ Jane Nielsen	Director	March 1, 2018
By: Jane Nielsen

/s/ Muktesh Pant	Director	March 1, 2018
By: Muktesh Pant

/s/ Raymond P. Silcock	Director	March 1, 2018
By: Raymond P. Silcock