Form 10-Q
period 2018-04-01
PINNACLE FOODS INC.
filed 2018-05-03
CIK 1564822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2018
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
The Registrant had 119,171,745 shares of common stock, $0.01 par value, outstanding at April 30, 2018.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(thousands, except per share amounts)

	Three months ended
	April 1, 2018	March 26, 2017
Net sales	$778,832	$766,074
Cost of products sold	572,402	555,501
Gross profit	206,430	210,573

Marketing and selling expenses	49,227	55,594
Administrative expenses	34,674	36,011
Research and development expenses	4,764	4,021
Other expense, net	2,865	4,230
	91,530	99,856
Operating income	114,900	110,717
Non-operating income	801	491
Earnings before interest and taxes	115,701	111,208
Interest expense	41,894	80,731
Interest income	212	15
Earnings before income taxes	74,019	30,492
Provision for income taxes	17,105	7,343
Net earnings	56,914	23,149
Less: Net earnings attributable to non-controlling interest	—	223
Net earnings attributable to Pinnacle Foods, Inc. and subsidiaries common shareholders	$56,914	$22,926

Net earnings per share attributable to Pinnacle Foods, Inc. and subsidiaries common shareholders:
Basic	$0.48	$0.20
Weighted average shares outstanding - basic	118,496	117,624
Diluted	$0.48	$0.19
Weighted average shares outstanding - diluted	119,813	119,332
Dividends declared	$0.325	$0.285
See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (unaudited)
(thousands)

	Three months ended
	April 1, 2018			March 26, 2017
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings			$56,914			$23,149
Other comprehensive earnings (loss)
Foreign currency translation:
Foreign currency translation adjustments	(2,178)	—	(2,178)	1,113	—	1,113
Cash-flow hedges:
Unrealized gains (losses) arising during the period	13,605	(3,464)	10,141	495	(192)	303
Reclassification adjustment for (gains) losses included in net earnings	(71)	17	(54)	21,875	(8,351)	13,524
Pension:
Reclassification of net actuarial loss included in net earnings	259	(64)	195	269	(102)	167
Other comprehensive earnings (loss)	11,615	(3,511)	8,104	23,752	(8,645)	15,107
Total comprehensive earnings			65,018			38,256
Less: Comprehensive earnings attributable to non-controlling interest			—			223
Comprehensive earnings attributable to Pinnacle Foods Inc. and Subsidiaries			$65,018			$38,033

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
(thousands, except share and per share amounts)

	April 1, 2018	December 31, 2017
Current assets:
Cash and cash equivalents	$77,684	$249,828
Accounts receivable, net of allowances of $10,359 and $10,036, respectively	301,218	281,622
Inventories	477,342	489,806
Other current assets	17,489	11,061
Total current assets	873,733	1,032,317
Plant assets, net of accumulated depreciation of $545,125 and $566,202, respectively	740,265	739,713
Tradenames	2,463,255	2,463,374
Other assets, net	169,398	164,899
Goodwill	2,176,391	2,177,961
Total assets	$6,423,042	$6,578,264

Current liabilities:
Short-term borrowings	$1,566	$2,739
Current portion of long-term obligations	53,331	33,934
Accounts payable	327,668	323,062
Accrued trade marketing expense	41,060	38,975
Accrued liabilities	129,466	122,131
Dividends payable	40,884	40,470
Total current liabilities	593,975	561,311
Long-term debt	2,703,733	2,925,594
Pension and other postretirement benefits	52,142	53,251
Other long-term liabilities	33,885	34,037
Deferred tax liabilities	632,941	623,833
Total liabilities	4,016,676	4,198,026
Commitments and contingencies (Note 15)
Shareholders' equity:
Pinnacle preferred stock: $.01 per share, 50,000,000 shares authorized, none issued	—	—
Pinnacle common stock: par value $.01 per share, 500,000,000 shares authorized; issued 120,186,810 and 120,018,215, respectively	1,202	1,200
Additional paid-in-capital	1,453,171	1,453,054
Retained earnings	1,010,472	987,238
Accumulated other comprehensive loss	(27,475)	(30,250)
Capital stock in treasury, at cost, 1,000,000 common shares	(32,110)	(32,110)
Total Pinnacle Foods Inc. and subsidiaries shareholders' equity	2,405,260	2,379,132
Non-controlling interest	1,106	1,106
Total Equity	2,406,366	2,380,238
Total liabilities and equity	$6,423,042	$6,578,264

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands)

	Three months ended
	April 1, 2018	March 26, 2017
Cash flows from operating activities
Net earnings	$56,914	$23,149
Non-cash charges (credits) to net earnings
Depreciation and amortization	26,888	27,088
Amortization of debt acquisition costs and discount on term loan	871	1,580
Recognition of deferred costs related to refinancing	10,913	28,494
Change in value of financial instruments, including amounts reclassified from Accumulated Other Comprehensive Loss from settlement of hedges	608	22,724
Equity-based compensation charges	4,279	4,109
Pension expense, net of contributions	(914)	(634)
Other long-term liabilities	(704)	(1,473)
Foreign exchange losses/(gains)	525	(233)
Deferred income taxes	5,697	5,058
Changes in working capital
Other liabilities - cash settlement of hedges related to refinancing	—	(20,722)
Accounts receivable	(19,835)	(11,583)
Inventories	11,913	(8,747)
Accrued trade marketing expense	2,020	(5,220)
Accounts payable	20,915	28,680
Accrued liabilities	3,601	(27,328)
Other current assets	(2,113)	(1,949)
Net cash provided by operating activities	121,578	62,993
Cash flows from investing activities
Capital expenditures	(35,876)	(29,243)
Proceeds from sale of plant assets	—	679
Other investing	608	—
Net cash used in investing activities	(35,268)	(28,564)
Cash flows from financing activities
Proceeds from bank term loans	2,039,380	2,262,000
Repayments of long-term obligations	(2,250,359)	(2,465,700)
Proceeds from short-term borrowings	—	1,634
Repayments of short-term borrowings	(1,173)	(1,068)
Repayment of capital lease obligations	(4,036)	(2,224)
Dividends paid	(38,595)	(33,602)
Net proceeds from issuance of common stock	762	5,894
Taxes paid related to net share settlement of equity awards	(99)	(303)
Debt acquisition costs	(4,145)	(12,810)
Net cash used in financing activities	(258,265)	(246,179)
Effect of exchange rate changes on cash	(189)	128
Net change in cash and cash equivalents	(172,144)	(211,622)
Cash and cash equivalents - beginning of period	249,828	353,076
Cash and cash equivalents - end of period	$77,684	$141,454

Supplemental disclosures of cash flow information:
Interest paid	$32,987	$35,479
Interest received	591	15
Income taxes paid	1,747	2,512
Non-cash investing and financing activities:
New capital leases	4,909	4,822
Dividends payable	40,884	35,600
Accrued additions to plant assets	14,504	13,681

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
(thousands, except share and per share amounts)

	Common Stock		Treasury Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 25, 2016	119,127,269	$1,191	(1,000,000)	$(32,110)	$1,429,447	$601,049	$(51,569)	$1,948,008	$934	$1,948,942
Equity-based compensation plans	295,485	3			9,698			9,701		9,701
Dividends ($0.285 per share) (a)						(33,972)		(33,972)		(33,972)
Non-controlling interest in acquisition								—	223	223
Comprehensive earnings						23,149	15,107	38,256		38,256
Balance, March 26, 2017	119,422,754	$1,194	(1,000,000)	$(32,110)	$1,439,145	$590,226	$(36,462)	$1,961,993	$1,157	$1,963,150

Balance, December 31, 2017	120,018,215	$1,200	(1,000,000)	$(32,110)	$1,453,054	$987,238	$(30,250)	$2,379,132	$1,106	$2,380,238
Equity-based compensation plans	168,595	2			117			119		119
Dividends ($0.325 per share) (b)						(39,009)		(39,009)		(39,009)
Reclassification of tax effects relating to U.S. tax reform						5,329	(5,329)	—		—
Comprehensive earnings						56,914	8,104	65,018		65,018
Balance, April 1, 2018	120,186,810	$1,202	(1,000,000)	$(32,110)	$1,453,171	$1,010,472	$(27,475)	$2,405,260	$1,106	$2,406,366

(a) $0.285 per share declared February 2017
(b) $0.325 per share declared February 2018

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

2. Interim Financial Statements

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of April 1, 2018, the results of operations for the three months ended April 1, 2018 and March 26, 2017, and the cash flows for the three months ended April 1, 2018 and March 26, 2017. The results of operations are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2017.

3. Revenue recognition

Effective January 1, 2018, the Company adopted Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers," and all the related amendments (Accounting Standards Codification (ASC) 606) using the modified retrospective method of adoption. ASC 606 consists of a comprehensive revenue recognition standard, which requires the recognition of revenue when promised goods are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled.

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

occurs with the transfer of control of its products. Revenue is measured as the amount of net consideration expected to be received in exchange for transferring products. Revenue from product sales is governed primarily by customer pricing and trade marketing agreements (see further discussion below) and related purchase orders (“contracts”) which specify shipping terms and certain aspects of the transaction price including rebates, discounts and other sales incentives, such as trade marketing programs and product introductory fees. Contracts are at standalone pricing. The performance obligation in these contracts is determined by each of the individual purchase orders and the respective stated quantities, with revenue being recognized at a point in time when obligations under the terms of the agreement are satisfied. This generally occurs with the transfer of control of our products to the customer and the product is shipped. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. The Company's customers have an implicit and explicit right to return non-conforming products. A provision for payment discounts and product return allowances, which is estimated based upon the expected value method, is recorded as a reduction of sales in the same period that the revenue is recognized.

Trade marketing expense, consisting primarily of customer pricing allowances and merchandising funds are offered through various programs to customers and are designed to promote our products. They include the cost of in-store product displays, feature pricing in retailers' advertisements and other temporary price reductions. These programs are offered to our customers both in fixed and variable (rate per case) amounts. The ultimate cost of these programs depends on retailer performance and is the subject of management estimates.

Certain retailers require the payment of product introductory fees in order to obtain space for the Company's products on the retailer's store shelves. This cost is typically a lump sum and is determined using the expected value based on the contract between the two parties.

Both trade marketing expense and product introductory fees are recognized as reductions of revenue at the time the transfer of control of the associated products occurs. Accruals for expected payouts under these programs are included as accrued trade marketing expense in the Consolidated Balance Sheet.

Consumer coupon redemption expenses are costs from the redemption of coupons we circulate as part of our marketing efforts. They are also recognized as reductions of net sales when the coupons are issued. Estimates of coupon redemption costs are based upon programs offered, timing of those offers, estimated redemption/usage rates from historical performance and current economic trends. These obligations are included in accrued liabilities in the Consolidated Balance Sheet.

The Company discloses revenue by reportable segment, geographical region and product type. A reconciliation of these disaggregated revenues is provided in Note 16, Segments.

The adoption of ASC 606 did not have a material impact on Pinnacle's consolidated results of operations for the three months ended April 1, 2018.

4. Acquisitions

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

5. Fair Value Measurements
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

Level 3:	Unobservable inputs that reflect the Company’s assumptions.
The Company’s financial assets and liabilities subject to recurring fair value measurements and the required disclosures are as follows:

	April 1, 2018	Fair Value Measurements Using Fair Value Hierarchy			December 31, 2017	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Interest rate derivatives	$20,965	$—	$20,965	$—	$8,194	$—	$8,194	$—
Foreign currency derivatives	15	—	15	—	—	—	—	—
Commodity derivatives	1,849	—	1,849	—	2,615	—	2,615	—
Total assets at fair value	$22,829	$—	$22,829	$—	$10,809	$—	$10,809	$—

Liabilities
Interest rate derivatives	$—	$—	$—	$—	$—	$—	$—	$—
Foreign currency derivatives	1	—	1	—	750	—	750	—
Commodity derivatives	178	—	178	—	336	—	336	—
Total liabilities at fair value	$179	$—	$179	$—	$1,086	$—	$1,086	$—

The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk.

The valuations of these instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate, commodity, and foreign exchange forward

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of the authoritative guidance for fair value disclosure, the Company incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Other than the Tradename discussed below, the Company had no fair value measurements based upon significant unobservable inputs (Level 3) as of April 1, 2018 or December 31, 2017.

In addition to the instruments named above, the Company also makes fair value measurements in connection with any goodwill and tradename impairment testing. These measurements fall into Level 3 of the fair value hierarchy.

6. Other Expense, net

Other Expense (Income), net

	Three months ended
	April 1, 2018	March 26, 2017
Other expense, net consists of:
Amortization of intangibles/other assets	$2,328	$4,542
Foreign exchange losses/(gains)	525	(233)
Royalty income and other	12	(79)
Total other expense, net	$2,865	$4,230

Foreign exchange gains. These represent foreign exchange gains from intra-entity loans resulting from the Company's November 2014 Garden Protein acquisition that are anticipated to be settled in the foreseeable future.

7. Equity-Based Compensation Expense and Earnings Per Share

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
Expense Information
The following table summarizes equity-based compensation expense which was allocated as follows:

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

	Three months ended
	April 1, 2018	March 26, 2017
Cost of products sold	$606	$515
Marketing and selling expenses	509	1,167
Administrative expenses	2,987	2,307
Research and development expenses	177	120
Pre-tax equity-based compensation expense	4,279	4,109
Income tax benefit	(851)	(1,561)
Net equity-based compensation expense	$3,428	$2,548

Amended and Restated 2013 Omnibus Incentive Plan

In connection with the IPO, the Company adopted an equity incentive plan (the “2013 Omnibus Incentive Plan”) providing for the issuance of up to 11,300,000 shares of common stock. On May 25, 2016, the Company’ shareholders approved the Company’s Amended and Restated 2013 Omnibus Incentive Plan (the “Amended and Restated Omnibus Incentive Plan”). Awards granted under this plan include equity options, non-vested shares and restricted stock units ("RSU's"), the majority of which vest in full three years from the date of grant. The Company also grants nonvested performance shares ("PS's") and performance share units ("PSU's") both of which vest based on achievement of total shareholder return performance goals. Under the program, awards of PS's and PSU's will be earned by comparing the company's total shareholder return during a three-year period to the respective total shareholder returns of companies in a performance peer group. Based upon the company's ranking in the performance peer group, a recipient of PS's or PSU's may earn a total award ranging from 0% to 200% of the initial grant.

During the first quarter of 2018, as part of our ongoing equity compensation program:

•	We granted 439,110 nonqualified stock options with grant date fair values of $10.06 and exercise prices of $54.10 using the BlackScholes pricing method to value the awards.

•	We granted 141,628 PSU's with grant date fair values of $60.30 using the Monte Carlo simulation model to value the awards.

•	We granted 185,241 RSU's with grant date fair values of $55.29, which was the average closing price of our stock on the dates of grant.

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings or loss for common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are calculated by dividing net earnings by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

	Three months ended
	April 1, 2018	March 26, 2017
Weighted-average common shares	118,496,215	117,623,753
Effect of dilutive securities:	1,316,517	1,707,795
Dilutive potential common shares	119,812,732	119,331,548

Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities. For the three months ended April 1, 2018, and March 26,

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

2017 conversion of securities totaling 318,583, and 20,904, respectively, into common share equivalents were excluded from this calculation as their effect would have been anti-dilutive.

8. Accumulated Other Comprehensive Loss

The components of Accumulated other comprehensive loss consist of the following:

	Currency translation adjustments	Gains (Losses) on cash flow hedges	Change in pensions	Total
Balance, December 31, 2017	$2,095	$6,571	$(38,916)	$(30,250)
Other comprehensive (loss)/income before reclassification	(2,178)	10,141	—	7,963
Amounts reclassified from accumulated other comprehensive loss	—	(54)	195	141
Net current period other comprehensive (loss)/income	(2,178)	10,087	195	8,104
Adoption of ASU 2018-02	—	1,088	(6,417)	(5,329)
Balance, April 1, 2018	$(83)	$17,746	$(45,138)	$(27,475)

	Currency translation adjustments	Gains (Losses) on cash flow hedges	Change in pensions	Total
Balance, December 25, 2016	$(3,989)	$(8,234)	$(39,346)	$(51,569)
Other comprehensive loss before reclassification	1,113	303	—	1,416
Amounts reclassified from accumulated other comprehensive loss	—	13,524	167	13,691
Net current period other comprehensive (loss)/income	1,113	13,827	167	15,107
Balance, March 26, 2017	$(2,876)	$5,593	$(39,179)	$(36,462)

The following table presents amounts reclassified out of Accumulated Other Comprehensive Loss ("AOCL") and into Net earnings for the three months ended April 1, 2018 and March 26, 2017, respectively.

	Amounts Reclassified from AOCL
	Three months ended
Details about Accumulated Other Comprehensive Loss Components	April 1, 2018	March 26, 2017		Reclassified from AOCL to:
Gains and (losses) on financial instrument contracts
Interest rate contracts	$145	$(21,774)		Interest expense
Foreign exchange contracts	(74)	(101)		Cost of products sold
Total pre-tax	71	(21,875)
Tax (expense) benefit	(17)	8,351		Provision for income taxes
Net of tax	54	(13,524)

Pension actuarial assumption adjustments
Amortization of actuarial loss	(259)	(269)	(a)	Cost of products sold
Tax benefit	64	102		Provision for income taxes
Net of tax	(195)	(167)
Net reclassifications into net earnings	$(141)	$(13,691)

(a) This is included in the computation of net periodic pension cost (see Note 13 for additional details).

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

	April 1, 2018	December 31, 2017
Customers	$300,735	$280,086
Allowances for cash discounts, bad debts and returns	(10,359)	(10,036)
Subtotal	290,376	270,050
Other receivables	10,842	11,572
Total	$301,218	$281,622

Inventories. Inventories are as follows:

	April 1, 2018	December 31, 2017
Raw materials	$86,078	$78,567
Work in progress (1)	47,878	65,800
Finished product	343,386	345,439
Total	$477,342	$489,806
(1) Work in progress is primarily agricultural inventory.

The Company has various purchase commitments for raw materials and certain finished products within the ordinary course of business. Such commitments are not at prices in excess of current market prices.

Plant Assets. Plant assets are as follows:

	April 1, 2018	December 31, 2017
Land	$15,648	$15,648
Buildings	327,384	327,501
Machinery and equipment	879,320	898,728
Projects in progress	63,038	64,038
Subtotal	1,285,390	1,305,915
Accumulated depreciation	(545,125)	(566,202)
Total	$740,265	$739,713

Depreciation was $24.6 million and $22.5 million during the three months ended April 1, 2018 and March 26, 2017, respectively. As of April 1, 2018 and December 31, 2017, Plant Assets included assets under capital lease with a book value of $47.6 million and $44.6 million (net of accumulated depreciation of $19.5 million and $18.6 million), respectively.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Accrued Liabilities. Accrued liabilities are as follows:

	April 1, 2018	December 31, 2017
Employee compensation and benefits	$43,105	$39,699
Interest payable	16,317	19,254
Consumer coupons	3,924	2,400
Accrued restructuring charges (Note 11)	370	1,414
Accrued financial instrument contracts (Note 14)	90	988
Accrued broker commissions	6,958	6,994
Accrued income taxes	36,266	26,805
Other	22,436	24,577
Total	$129,466	$122,131
Other Long-Term Liabilities. Other long-term liabilities are as follows:

	April 1, 2018	December 31, 2017
Employee compensation and benefits	$14,354	$14,197
Long-term rent liability and deferred rent allowances	5,915	6,217
Liability for uncertain tax positions	11,003	11,140
Accrued financial instrument contracts (Note 14)	89	98
Other	2,524	2,385
Total	$33,885	$34,037

10. Goodwill, Tradenames and Other Assets
Goodwill
Goodwill by segment is as follows:

	Frozen	Grocery	Boulder	Specialty	Total
Balance, December 31, 2017	$764,824	$860,972	$364,883	$187,282	$2,177,961
Foreign currency adjustment	(1,570)	—		—	(1,570)
Balance, April 1, 2018	$763,254	$860,972	$364,883	$187,282	$2,176,391

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
Tradenames
Tradenames by segment are as follows:

	Frozen	Grocery	Boulder	Specialty	Total
Balance, December 31, 2017	$738,344	$1,253,622	$442,808	$28,600	$2,463,374
Foreign currency adjustment	(119)	—	—	—	(119)
Balance, April 1, 2018	$738,225	$1,253,622	$442,808	$28,600	$2,463,255

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

The authoritative guidance for indefinite-lived assets provides that indefinite-lived assets will not be amortized, but will be tested for impairment on an annual basis or more often when events indicate. Upon completion of the annual testing in the third quarter of 2017, the Company recorded tradename impairments of $24.8 million on Celeste, $6.5 million on Snyder of Berlin, $4.2 million on Nalley, $3.1 million on Bernstein and $0.5 million on Swanson. Celeste and Swanson are reported in the Frozen segment, Nalley and Bernstein are reported in the Grocery segment, and Snyder of Berlin is reported in the Specialty segment. These charges were the result of the Company's reassessment of the long-term sales projections for the brands during our annual planning cycle which occurs during the third quarter each year as well as a 50 basis point increase in the weighted average cost of capital assumed in the calculation. The total carrying value of these five tradenames as of April 1, 2018 is $25.4 million.

As a result of the Exit (as defined in Note 11) in the second quarter of 2017, the Company recorded a tradename impairment charge of $27.4 million on the related tradename, which resulted in a carrying value of $0. The charge is reported in the Frozen segment. See Note 11 for further details.

To estimate the fair value of our Tradenames we use the relief from royalty method, which utilizes forecasted discounted cash flows to estimate the fair value. The utilization of this method requires us to make significant assumptions including sales growth rates, implied royalty rates and discount rates. As of April 1, 2018, we identified an additional three tradenames which do not have a fair value that exceeded their carrying value by at least 15%. The total carrying value of these tradenames as of April 1, 2018 is $359.3 million.

Other Assets

	April 1, 2018
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$51,498	$(46,636)	$4,862
Customer relationships - Distributors	34	176,372	(61,455)	114,917
Customer relationships - Food Service	10	11,400	(4,374)	7,026
Total amortizable intangibles		$239,270	$(112,465)	$126,805
Financial instruments (see Note 14)		15,859	—	15,859
Other (1)		31,786	(5,052)	26,734
Total other assets, net				$169,398
	Amortizable intangibles by segment
	Frozen			$38,630
	Grocery			46,199
	Boulder			32,416
	Specialty			9,560
				$126,805

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

	December 31, 2017
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$51,514	$(46,458)	$5,056
Customer relationships - Distributors	34	176,376	(59,681)	116,695
Customer relationships - Food Service	10	11,400	(4,004)	7,396
Customer relationships - Private Label	7	1,290	(1,290)	—
Total amortizable intangibles		$240,580	$(111,433)	$129,147
Financial instruments (see Note 14)		8,160	—	8,160
Other (1)		32,607	(5,015)	27,592
Total other assets, net				$164,899
	Amortizable intangibles by segment
	Frozen			$39,229
	Grocery			46,888
	Boulder			33,057
	Specialty			9,973
				$129,147

(1) As of April 1, 2018 and December 31, 2017, Other primarily consists of cost basis investments in companies in the natural and organic food and beverage industries acquired through the Boulder Brands acquisition as well as security deposits, supplemental savings plan investments and debt acquisition costs associated with the Company's revolving credit facility.

Amortization of intangible assets was $2.3 million for the three months ended April 1, 2018. Amortization of intangible assets was $4.5 million for the three months ended March 26, 2017. Estimated amortization expense for each of the next five years and thereafter is as follows: remainder of 2018 - $7.0 million; 2019 - $8.6 million; 2020 - $7.9 million; 2021 - $6.6 million; 2022 - $6.4 million and thereafter - $90.2 million.

11. Restructuring Charges

Aunt Jemima retail and foodservice frozen breakfast products exit (the "Exit")

On May 8, 2017, in connection with the Company's ongoing portfolio strategic assessment and margin roadmap, it exited certain low-margin and non-strategic Aunt Jemima retail and foodservice frozen breakfast products following the Company's voluntary recall discussed in Note 15. This decision resulted in restructuring charges primarily related to accelerated depreciation, asset impairment, charges to adjust inventory to net realizable value, workforce reductions and other charges. These actions and the associated charges detailed below are substantially complete.

In the second quarter of 2017, the Company recorded $63.2 million of charges related to the Exit which consisted of intangible asset impairment charges of $31.2 million, accelerated depreciation charges of $22.6 million, charges to adjust inventory to net realizable value of $4.6 million and employee termination costs of $1.5 million. In addition, the Company also recorded $3.3 million of contract termination and other fees during the same time period. The net impact on 2017 pre-tax earnings of $63.2 million is included in the various lines of the Consolidated Statement of Operations as follows: $32.0 million in Cost of products sold, $27.4 million of Tradename impairment charges and accelerated amortization charges of $3.8 million in Other expense related to frozen breakfast products customer relationships. Of the total charges, $48.8 million is recorded in the Frozen segment and $14.4 million in the Specialty segment.

The following table summarizes charges accrued as of April 1, 2018 related to the Exit. These amounts are recorded in our Consolidated Balance Sheet in Accrued Liabilities.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

	Balance			Balance
Description	December 31, 2017	Expense	Payments	April 1, 2018
Accrued restructuring charges	$1,126	$—	$(756)	$370

12. Debt and Interest Expense

	April 1, 2018	December 31, 2017
Short-term borrowings
- Notes payable	$1,566	$2,739
Total short-term borrowings	$1,566	$2,739
Long-term debt
- Tranche A Term Loans due 2023	$790,000	$—
- New Tranche B Term Loans due 2024	1,239,380	—
- Tranche B Term Loans due 2024	—	2,239,380
- 4.875% Senior Notes due 2021	350,000	350,000
- 5.875% Senior Notes due 2024	350,000	350,000
- 3.0% Note payable to Gilster Mary Lee Corporation	—	982
- Unamortized discount on long term debt and deferred financing costs	(14,209)	(21,846)
- Capital lease obligations	41,893	41,012
	2,757,064	2,959,528
Less: current portion of long-term obligations	53,331	33,934
Total long-term debt	$2,703,733	$2,925,594

Interest expense	Three months ended
	April 1, 2018	March 26, 2017
Interest expense	$30,255	$28,883
Amortization of debt acquisition costs	871	1,580
Non-cash recognition of deferred costs related to refinancing	10,913	28,494
Settlement of hedges related to refinancing	—	20,722
Interest rate swap (gains)/losses	(145)	1,052
Total interest expense	$41,894	$80,731

Fourth Amended and Restated Credit Agreement

On March 15, 2018, Pinnacle Foods Finance LLC, (1) entered into the First Amendment to the Third Amended and Restated Credit Agreement, which provided for both a six year term loan facility in the amount of $1,239.4 million (the "New Tranche B Term Loans") and a five year term loan facility in the amount of $800.0 million (the "Tranche A Term Loans") (together, the "Term Loans") (2) replaced the existing revolving credit facility with a new five year $300.0 million revolving credit facility, and (3)

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

amended and restated the existing credit agreement (the "Fourth Amended and Restated Credit Agreement") in its entirety to make certain other amendments and modifications (the "2018 Refinancing").

As a result of the 2018 Refinancing, Pinnacle Foods Finance LLC used the proceeds from the New Tranche B Term Loans and Tranche A Term Loans and $202.5 million of cash on hand to repay all existing indebtedness, including all outstanding accrued interest and fees, under the then existing Third Amended and Restated Credit Agreement, consisting of $2,239.4 million of Tranche B Term Loans.

In connection with the 2018 Refinancing, Pinnacle Foods Finance LLC incurred $4.1 million of debt acquisition costs, which were recorded as a reduction of the carrying value of debt. Pinnacle Foods Finance LLC also incurred a non-cash charge of $10.9 million related to existing debt acquisition costs.

Third Amended and Restated Credit Agreement

On February 3, 2017, Pinnacle Foods Finance LLC, (1) entered into the Fifth Amendment to the Second Amended and Restated Credit Agreement, which provided for a seven year term loan facility in the amount of $2,262.0 million (the "Tranche B Term Loans"), (2) replaced the existing revolving credit facility with a new five year $225.0 million revolving credit facility, and (3) amended and restated the existing credit agreement (the "Third Amended and Restated Credit Agreement") in its entirety to make certain other amendments and modifications (the "2017 Refinancing").

As a result of the 2017 Refinancing, Pinnacle Foods Finance LLC used the proceeds from the Tranche B Term Loans and $213.1 million of cash on hand to repay all existing indebtedness outstanding under the then existing Third Amended and Restated Credit Agreement, consisting of (a) $1,409.6 million of Tranche G Term Loans, (b) $507.9 million of Tranche H Term Loans and (c) $544.5 million of Tranche I Term Loans.
In connection with the 2017 Refinancing, Pinnacle Foods Finance LLC incurred $12.9 million of debt acquisition costs, which were recorded as a reduction of the carrying value of debt. Pinnacle Foods Finance LLC also incurred a non-cash charge of $28.5 million related to existing debt acquisition costs.
The Company's borrowings under the March 15, 2018 Fourth Amended and Restated Credit Agreement bear interest at a floating rate and are maintained as base rate loans or as eurocurrency rate loans. Base rate loans bear interest at the base rate plus the applicable base rate margin. The base rate is defined as the highest of (i) the administrative agent's prime rate, (ii) the federal funds effective rate plus 1/2 of 1.00%, (iii) the eurocurrency rate that would be payable on such day for a eurocurrency rate loan with a one-month interest period plus 1.00%, and (iv) 1.00% per annum. Eurocurrency rate loans bear interest at the adjusted eurocurrency rate plus the applicable eurocurrency rate margin. The eurocurrency rate is determined by the administrative agent to be the offered rate which appears on the page of the Reuters Screen which displays the London interbank offered rate administered by ICE Benchmark Administration Limited (the "LIBO Rate") for deposits.
With respect to the New Tranche B Term Loans, the base rate shall be no less than 1.0% and the base rate margin is 0.75%. Further, the eurocurrency rate shall be no less than 0.0% and the eurocurrency rate margin is 1.75%.
With respect to the Tranche A Term Loans, the base rate shall be no less than 1.0%. The base rate margin is 0.50% when the Company's Total Leverage Ratio is less than or equal to 3.75:1.00, 0.625% when the Total Leverage Ratio is less than or equal to 5.00:1.00 but greater than 3.75:1.00, and 0.75% when the Total Leverage Ratio is greater than 5.00:1.00. The Total Leverage Ratio is calculated by dividing consolidated total debt less the aggregate amount of all unrestricted cash and cash equivalents by Covenant Compliance EBITDA.The eurocurrency rate shall be no less than 0.0%. The eurocurrency rate margin is 1.50% when the Company's Total Leverage Ratio is less than or equal to 3.75:1.00, 1.625% when the Total Leverage Ratio is less than or equal to 5.00:1.00 but greater than 3.75:1.00 and 1.75% when the Total Leverage Ratio is greater than 5.00:1.00.
The obligations under the Fourth Amended and Restated Credit Agreement are unconditionally and irrevocably guaranteed by Peak Finance Holdings LLC, any subsidiary of Peak Finance Holdings LLC that directly or indirectly owns 100% of the issued and outstanding equity interests of Pinnacle Foods Finance LLC, subject to certain exceptions, each of Pinnacle Foods Finance LLC's direct or indirect material wholly-owned domestic subsidiaries (collectively, the "Guarantors").

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

Under the terms of the Fourth Amended and Restated Credit Agreement, Pinnacle Foods Finance LLC is required to use 50% of its "Excess Cash Flow" to prepay the Term Loans under the Senior Secured Credit Facility (which percentage will be reduced to 25% at a total net leverage ratio of between 4.50 and 5.49 and to 0% at a total net leverage ratio below 4.50). Excess Cash Flow is defined as consolidated net income (as defined), as adjusted for certain items, including (1) all non-cash charges and credits included in arriving at consolidated net income, (2) changes in working capital, (3) capital expenditures (to the extent they were not financed with debt), (4) the aggregate amount of principal payments on indebtedness and (5) certain other items defined in the Senior Secured Credit Facility.

No scheduled repayments of the New Tranche B Term Loans shall be required prior to the maturity date.

The Tranche A Term Loans amortize in quarterly installments of 1.25% of their aggregate funded total principal amount. The scheduled principal payments of the Tranche A Term Loans outstanding as of April 1, 2018 are $20.0 million in 2018, $40.0 million in 2019, $40.0 million in 2020, $40.0 million in 2021, $40.0 million in 2022, and $610.0 million in 2023.

Pursuant to the terms of the Senior Secured Credit Facility, Pinnacle Foods Finance LLC is required to maintain a ratio of Net First Lien Secured Debt to Adjusted EBITDA of no greater than 5.75 to 1.00. Net First Lien Secured Debt is defined as aggregate consolidated secured indebtedness, less the aggregate amount of all unrestricted cash and cash equivalents. In addition, under the Senior Secured Credit Facility and the indenture governing the Senior Notes, Pinnacle Foods Finance LLC's ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Senior Secured Leverage Ratio (which is currently the same as the ratio of Net First Lien Secured Debt to Adjusted EBITDA described above), in the case of the Senior Secured Credit Facility, or to the ratio of Adjusted EBITDA to fixed charges for the most recently concluded four consecutive fiscal quarters, in the case of the Senior Notes. The Senior Secured Credit Facility also permits restricted payments up to an aggregate amount of (together with certain other amounts) the greater of $75 million and 2% of Pinnacle Foods Finance LLC's consolidated total assets, so long as no default has occurred and is continuing and its pro forma Senior Secured Leverage Ratio would be no greater than 4.25 to 1.00. As of April 1, 2018, the Company is in compliance with all covenants and other obligations under the Senior Secured Credit Facility and the indenture governing the Senior Notes.
Senior Notes

The Company's 4.875% Senior Notes due 2021 (the "4.875% Senior Notes") and 5.875% Senior Notes (together the "Senior Notes") are general senior unsecured obligations of Pinnacle Foods Finance LLC, effectively subordinated to all existing and future senior secured indebtedness of Pinnacle Foods Finance LLC to the extent of the value of the assets securing that indebtedness and guaranteed on a full, unconditional, joint and several basis by Pinnacle Foods Finance LLC’s wholly-owned domestic subsidiaries that guarantee other indebtedness of Pinnacle Foods Finance LLC and by the Company. See Note 19 for Guarantor and Nonguarantor Financial Statements.
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

Year	Percentage
2018	101.219%
2019 and thereafter	100.000%

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

Debt acquisition costs
As part of the 2018 Refinancing, debt acquisition costs of $4.1 million were incurred and recorded as a reduction of the carrying value of debt during the three months ended April 1, 2018 while non-cash charges of $10.9 million related to existing debt acquisition costs were recognized in the period.
All debt acquisition costs are amortized into interest expense over the life of the related debt using the effective interest method. Amortization of these costs were $0.9 million during the three months ended April 1, 2018. Amortization of these costs were $1.5 million during the three months ended March 26, 2017.
The following summarizes debt acquisition cost activity during the three months ended April 1, 2018:

	Gross Carrying Amount	Accumulated Amortization	Net
Balance, December 31, 2017	$29,689	$(7,843)	$21,846
Additions	4,145	—	4,145
Amortization	—	(869)	(869)
Recognition of deferred costs resulting from the 2018 Refinancing	(12,936)	2,023	(10,913)
Balance, April 1, 2018	$20,898	$(6,689)	$14,209

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Estimated fair value
The estimated fair value of the Company’s long-term debt, including the current portion, as of April 1, 2018, is as follows:

	April 1, 2018
Issue	Face Value	Fair Value
Tranche A Term Loans	790,000	790,000
New Tranche B Term Loans	1,239,380	1,245,577
4.875% Senior Notes	350,000	350,875
5.875% Senior Notes	350,000	360,938
	$2,729,380	$2,747,390

The estimated fair value of the Company’s long-term debt, including the current portion, as of December 31, 2017, is as follows:

	December 31, 2017
Issue	Face Value	Fair Value
Tranche B Term Loans	$2,239,380	$2,259,534
3.0% Note payable to Gilster Mary Lee Corporation	982	982
4.875% Senior Notes	350,000	353,938
5.875% Senior Notes	350,000	370,125
	$2,940,362	$2,984,579

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
The following represents the components of net periodic (benefit):

	Three months ended
Pension Benefits	April 1, 2018	March 26, 2017
Interest cost	1,871	1,993
Expected return on assets	(2,930)	(2,753)
Amortization of actuarial loss	259	269
Net periodic (benefit)	$(801)	$(491)

As noted in Note 18, Recently Issued Accounting Pronouncements, we adopted guidance on the presentation of net periodic pension and postretirement benefit cost during the first quarter of fiscal year 2018. The amendments require that non-service related costs are presented outside of operating income in "Non-operating income."

Cash Flows
Contributions. The Company made no contributions during the first quarter of 2018, but plans to make contributions of $7.0 million in fiscal 2018. The Company made contributions to the Plan totaling $0.3 million in fiscal 2017.
Multi-employer Plans

The Company contributes to the United Food and Commercial Workers International Union Industry Pension Fund (EIN 51-6055922) (the "UFCW Plan") under the terms of the collective-bargaining agreement with its Fort Madison employees.

For the three months ended April 1, 2018 and March 26, 2017 contributions to the UFCW Plan were $0.2 million and $0.2 million, respectively. The contributions to this UFCW Plan are paid monthly based upon the number of employees. They represent less than 5% of the total contributions received by this UFCW Plan using available information during the most recent plan year.

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

14. Financial Instruments

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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three months ended April 1, 2018 and March 26, 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
The 2017 Refinancing (Note 12) resulted in significant changes to the Company's debt obligations. For the interest rate swaps in place at the time that were scheduled to mature between April 2017 and April 2020, it became probable that the associated original forecasted transactions would not occur. As such, the Company discontinued hedge accounting, accelerated the reclassification of amounts in Accumulated other comprehensive loss ("AOCL") and settled the interest rate swaps with the various counter parties. In the first quarter of 2017, these accelerated amounts resulted in a $20.7 million charge to interest expense ($13.2 million, net of tax benefits).

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

As of April 1, 2018, the Company had the following interest rate swaps that were designated as cash flow hedges of interest rate risk:

Product	Number of Instruments	Current Notional Amount	Trade Dates	Maturity Dates
Interest Rate Swaps	14	$1,499,000	Feb 2017 - Jan 2018	Jan 2019 - Feb 2023

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCL in the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in AOCL related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $6.4 million will be reclassified as a decrease to Interest expense.

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
As of April 1, 2018, the Company had the following foreign currency exchange contracts (in aggregate) that were designated as cash flow hedges of foreign exchange risk:

Product	Number of Instruments	Notional Purchased in Aggregate in USD	Trade Date	Maturity Dates
CAD $ Contracts	9	$21,018	Jul 2017	May 2018 - Dec 2018

The changes in the fair value of derivatives designated that qualify as cash flow hedges of foreign exchange risk is recorded in AOCL in the Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts excluded from the assessment of hedge effectiveness, are recognized directly in Cost of products sold in the Consolidated Statements of Operations. During the next twelve months, the Company estimates that an additional $0.0 million will be reclassified as a decrease to Cost of Products Sold expense.
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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

As of April 1, 2018, the Company had the following derivative instruments that were not designated in qualifying hedging relationships:

Commodity Contracts	Number of Instruments	Notional Purchased in Aggregate in USD	Trade Dates	Maturity Dates
Commodity Contracts	46	$7,383	Feb 2017 - Feb 2018	Apr 2018 - Dec 2019

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Balance Sheets as of April 1, 2018 and December 31, 2017.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value as of April 1, 2018	Balance Sheet Location	Fair Value as of April 1, 2018
Derivatives designated as hedging instruments
Interest Rate Contracts	Other current assets	$5,106	Accrued liabilities	$—
	Other assets, net	15,859	Other long-term liabilities	—

Foreign Exchange Contracts	Other current assets	15	Accrued liabilities	1
	Other assets, net	—	Other long-term liabilities	—
Total derivatives designated as hedging instruments		$20,980		$1
Derivatives not designated as hedging instruments
Commodity Contracts	Other current assets	$1,849	Accrued liabilities	$89
	Other assets, net	—	Other long-term liabilities	89
Total derivatives not designated as hedging instruments		$1,849		$178

	Balance Sheet Location	Fair Value as of December 31, 2017	Balance Sheet Location	Fair Value as of December 31, 2017
Derivatives designated as hedging instruments
Interest Rate Contracts	Other current assets	$34	Accrued liabilities	$—
	Other assets, net	8,160	Other long-term liabilities	—
Foreign Exchange Contracts	Other current assets	—	Accrued liabilities	750
Total derivatives designated as hedging instruments		$8,194		$750
Derivatives not designated as hedging instruments
Commodity Contracts	Other current assets	$2,615	Accrued liabilities	$238
	Other assets, net	—	Other long-term liabilities	98
Total derivatives not designated as hedging instruments		$2,615		$336

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

The Company has elected not to offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of April 1, 2018 and December 31, 2017 would be adjusted as detailed in the following table:

	April 1, 2018			December 31, 2017
Derivative Instrument	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$22,829	(179)	$22,650	$10,809	(1,086)	$9,723

Total liability derivatives	$179	(179)	$—	$1,086	(1,086)	$—

The table below presents the effect of the Company’s derivative financial instruments in the Consolidated Statements of Operations and AOCL for the three months ended April 1, 2018 and March 26, 2017.

Tabular Disclosure of the Effect of Derivative Instruments

Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	Recognized in AOCL on Derivative	Portion reclassified from AOCL to:	Reclassified from AOCL into Earnings		Consolidated Statements of Operations Hedged Items impact	Income/(Expense) related to Hedged Items
Interest Rate Contracts	$12,916	Interest expense	$145		Interest expense	$(11,598)
Foreign Exchange Contracts	689	Cost of products sold	(74)		Cost of products sold	(6,997)
Three months ended April 1, 2018	$13,605		$71

Interest Rate Contracts	$239	Interest expense	$(21,774)	(a)	Interest expense	$(10,852)
Foreign Exchange Contracts	256	Cost of products sold	(101)		Cost of products sold	(6,718)
Three months ended March 26, 2017	$495		$(21,875)

Derivatives Not Designated as Hedging Instruments		Recognized in Earnings in:	Recognized in Earnings
Commodity Contracts		Cost of products sold	$381
Three months ended April 1, 2018			$381

Commodity Contracts		Cost of products sold	$(1,969)
Three months ended March 26, 2017			$(1,969)

(a) Includes $20.7 million of accelerated reclassifications out of AOCL, related to the January 2017 Refinancing.

Credit risk-related contingent features
The Company has agreements with certain counterparties that contain a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of April 1, 2018, the fair value of derivatives, which includes accrued interest but excludes any adjustment for nonperformance risk, was in a net asset position by counterparty. As of April 1, 2018, the Company has not posted any collateral related to these agreements.

15. Commitments and Contingencies
General

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

16. Segments

The Company is a leading manufacturer, marketer and distributor of high quality, branded food products in North America. The businesses is comprised of four reportable segments: Frozen, Grocery, Boulder and Specialty.

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

	Three months ended
SEGMENT INFORMATION	April 1, 2018	March 26, 2017
Net sales
Frozen	$344,871	$320,942
Grocery	261,007	259,350
Boulder	97,756	97,292
Specialty	75,198	88,490
Total	$778,832	$766,074
Earnings before interest and taxes
Frozen	$53,711	$50,922
Grocery	49,748	51,807
Boulder	11,851	6,672
Specialty	8,216	8,888
Unallocated corporate expenses	(7,825)	(7,081)
Total	$115,701	$111,208
Depreciation and amortization
Frozen	$11,634	$10,569
Grocery	7,749	8,076
Boulder	4,352	3,761
Specialty	3,153	4,682
Total	$26,888	$27,088
Capital expenditures (1)
Frozen	$24,274	$13,318
Grocery	9,180	7,530
Boulder	3,892	7,745
Specialty	3,439	5,472
Total	$40,785	$34,065

NET SALES BY PRODUCT TYPE
Net sales
Frozen	$429,739	$407,860
Shelf stable and meal enhancers	237,675	247,406
Desserts	77,748	77,246
Snacks	33,670	33,562
Total	$778,832	$766,074

GEOGRAPHIC INFORMATION
Net sales
United States	$764,193	$754,587
Canada	41,374	36,694
Intercompany	(26,735)	(25,207)
Total	$778,832	$766,074

(1)	Includes new capital leases.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

SEGMENT INFORMATION	April 1, 2018	December 31, 2017
Total assets
Frozen	$2,342,616	$2,417,543
Grocery	2,724,171	2,787,209
Boulder	999,166	1,005,209
Specialty	346,602	357,040
Corporate	10,487	11,263
Total	$6,423,042	$6,578,264
GEOGRAPHIC INFORMATION
Plant assets
United States	$710,255	$707,670
Canada	30,010	32,043
Total	$740,265	$739,713

17. Provision for Income Taxes

The provision for income taxes and related effective tax rates for the three months ended April 1, 2018 and March 26, 2017, respectively, were as follows:

	Three months ended
Provision for income taxes	April 1, 2018	March 26, 2017
Current	$11,408	$2,285
Deferred	5,697	5,058
Total	$17,105	$7,343

Effective tax rate	23.1%	24.1%

Income taxes are accounted for in accordance with the authoritative guidance for accounting for income taxes under which deferred tax assets and liabilities are determined based on the difference between their financial statement basis and tax basis, using enacted tax rates in effect for the year in which the differences are expected to reverse. In the first quarter of 2017, we retrospectively adopted the guidance of ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” and in connection, are presenting all deferred tax asset and liability balances as non-current on our consolidated balance sheet for the three months ended April 1, 2018 and the year ended December 31, 2017 in this filing.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. Among other provisions, the Act reduced the federal statutory corporate income tax rate from 35.0% to 21.0%. The Company continues to evaluate the impact of certain foreign and domestic income provisions of the Act and for the three months ended April 1, 2018 has determined those provisions will not have a material effect on its fiscal year 2018 financial statements. Once the Company finalizes its analysis of the Act it will be able to conclude on any further adjustments to be recorded in these provisional amounts. Any such adjustment is reported as a component of income taxes in the reporting period in which such adjustments are determined, which will be no later than the fourth quarter of 2018, or as a component of our 2018 annualized effective income tax rate, depending on the nature of the adjustment.

Our effective income tax rate for the three months ended April 1, 2018 reflects a decrease in the federal rate to 21.0% as a result of the Act. The rate also includes a benefit of 1.9% from share based payment transactions being recorded as an item of continuing

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

operations in accordance with ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” effective for our 2017 fiscal year Note 18 and a charge of 1.4% related to changes in state tax law.

Our effective income tax rate for the three months ended March 26, 2017 reflects the former 35.0% federal rate offset by a benefit of 12.4% from share based payment transactions and a benefit of 1.6% from the domestic production activities deduction.

The Company regularly evaluates its deferred tax assets for future realization.  A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized.  Changes in valuation allowances from period to period are included in the Company's tax provision in the period of change. There was no significant movement in our valuation allowances during the three months ended April 1, 2018.

The Company is a loss corporation as defined by Internal Revenue Code (“the Code”) Section 382. Section 382 places an annual limitation on our ability to use our federal net operating loss (“NOL”) carryovers and other attributes to reduce future taxable income. As of April 1, 2018, we have federal NOL carryovers of $408.3 million subject to an annual limitation of $17.1 million. As a result, $237.2 million of the carryovers exceed the estimated available Section 382 limitation. The Company has reduced its deferred tax assets for this limitation.

18. Recently Issued Accounting Pronouncements

Accounting Pronouncement Adopted in 2018

In May 2014, the FASB issued ASU No. 2014-09, guidance based on the principle that revenue is recognized in an amount expected to be collected and to which the entity expects to be entitled in exchange for the transfer of goods or services. In August 2015, the FASB deferred the effective date by one year while providing the option to early adopt the standard on the original effective date. Accordingly, the Company adopted the standard in the first quarter of fiscal 2018. We analyzed the impact that the new guidance has on our policies, processes, controls, and disclosures. This assessment required, among other things, a review of the contracts we have with our customers. Substantially all of our revenue is earned pursuant to agreements under which we have one performance obligation, which is satisfied at a point-in-time. Based on our analysis, this ASU did not have a material effect on the timing or amount of revenue recognition, our results of operations, our financial position or our control environment. Our disclosures changed as appropriate to comply with the new guidance. See Note 3 for further details.

In March 2017, the FASB issued ASU 2017-07, "Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost". ASU 2017-07 requires the service cost component of net periodic benefit cost be presented in the same income statement line item as other employee compensation costs arising from services rendered during the period and other components of the net periodic benefit cost be presented separately from the line item that includes the service cost and outside of any subtotal of operating income. The Company adopted this guidance during the first quarter of 2018. The amendments have been applied retrospectively for the income statement presentation requirements. Prior to adoption of the guidance, we classified all net periodic benefit costs within operating costs, specifically Cost of products sold on the consolidated statements of operations. The line item classification changes required by the new guidance did not impact the Company's pre-tax earnings or net income; however, Gross Profit and Non-operating income changed by immaterial offsetting amounts.

In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting". ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in the update are effective for all annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company adopted this guidance in the first quarter of fiscal 2018. This guidance did not have an impact on our consolidated financial statements upon adoption.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities". ASU 2017-12 provides guidance that amends hedge accounting. Under the new guidance, more hedging strategies will be eligible for hedge accounting and the application of hedge accounting is simplified. The new guidance amends presentation and disclosure requirements, and how effectiveness is assessed. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted. The Company early adopted this guidance in the first quarter of 2018. This guidance did not have a material impact on our consolidated financial statements upon adoption. Currently all of the Company's commodity risk derivatives are not designated as hedges and thus do not qualify for

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

hedge accounting. As new derivative contracts are executed, the Company expects a portion of these commodity risk derivatives to qualify for hedge accounting and its disclosures to be updated accordingly.

In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". The update allows for a reclassification from accumulated other comprehensive earnings for stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act. The update is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted. The Company early adopted this guidance in the first quarter of 2018. As a result, in the first quarter of 2018, the Company reclassified $5.3 million out of Accumulated Other Comprehensive Loss as an increase to Retained Earnings.

Recently Issued Accounting Pronouncements

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

19. Guarantor and Nonguarantor Statements
The Senior Notes are general senior unsecured obligations of Pinnacle Foods Finance LLC, effectively subordinated in right of payment to all existing and future senior secured indebtedness of Pinnacle Foods Finance LLC and guaranteed on a full, unconditional, joint and several basis by the Company and Pinnacle Foods Finance LLC's 100% owned domestic subsidiaries that guarantee other indebtedness of the Pinnacle Foods Finance LLC. The indenture governing the Senior Notes contains customary exceptions under which a guarantee of a guarantor subsidiary will terminate, including (1) the sale, exchange or transfer (by merger or otherwise) of the capital stock or all or substantially all of the assets of such guarantor subsidiary, (2) the release or discharge of the guarantee by such guarantor subsidiary of the Fourth Amended and Restated Credit Agreement or other guarantee that resulted in the creation of the guarantee, (3) the designation of such guarantor subsidiary as an “unrestricted subsidiary” in accordance with the indentures governing the Senior Notes and (4) upon the legal defeasance or covenant defeasance or discharge of the indentures governing the Senior Notes.
The following condensed consolidating financial information presents:

(1)	(a) Condensed consolidating balance sheets as of April 1, 2018 and December 31, 2017.
(b) The related condensed consolidating statements of operations and comprehensive earnings for the Company, Pinnacle Foods Finance LLC, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Three months ended April 1, 2018; and
ii. Three months ended March 26, 2017.

(c) The related condensed consolidating statements of cash flows for the Company, Pinnacle Foods Finance LLC, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Three months ended ended April 1, 2018; and
ii. Three months ended ended March 26, 2017.

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Balance Sheet April 1, 2018

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$—	$76,226	$1,458	$—	$77,684
Accounts receivable, net	—	—	289,752	11,466	—	301,218
Intercompany accounts receivable	107,602	—	1,235,500	1,442	(1,344,544)	—
Inventories, net	—	—	458,300	19,042	—	477,342
Other current assets	—	6,970	9,855	664	—	17,489
Total current assets	107,602	6,970	2,069,633	34,072	(1,344,544)	873,733
Plant assets, net	—	—	710,255	30,010	—	740,265
Investment in subsidiaries	2,343,571	3,214,585	42,684	—	(5,600,840)	—
Intercompany note receivable	—	2,918,747	45,308	9,800	(2,973,855)	—
Tradenames	—	—	2,458,681	4,574	—	2,463,255
Other assets, net	—	16,464	142,971	9,963	—	169,398
Deferred tax assets	—	241,135	—	599	(241,734)	—
Goodwill	—	—	2,115,731	60,660	—	2,176,391
Total assets	$2,451,173	$6,397,901	$7,585,263	$149,678	$(10,160,973)	$6,423,042
Current liabilities:
Short-term borrowings	$—	$—	$1,566	$—	$—	$1,566
Current portion of long-term obligations	—	40,000	13,329	2	—	53,331
Accounts payable	4,825	—	317,015	5,828	—	327,668
Intercompany accounts payable	—	1,323,136	—	21,408	(1,344,544)	—
Accrued trade marketing expense	—	—	37,433	3,627	—	41,060
Accrued liabilities	204	15,934	108,118	5,210	—	129,466
Dividends payable	40,884	—	—	—	—	40,884
Total current liabilities	45,913	1,379,070	477,461	36,075	(1,344,544)	593,975
Long-term debt	—	2,675,171	28,517	45	—	2,703,733
Intercompany note payable	—	—	2,908,285	65,570	(2,973,855)	—
Pension and other postretirement benefits	—	—	52,142	—	—	52,142
Other long-term liabilities	—	89	32,915	881	—	33,885
Deferred tax liabilities	—	—	871,358	3,317	(241,734)	632,941
Total liabilities	45,913	4,054,330	4,370,678	105,888	(4,560,133)	4,016,676
Commitments and contingencies (Note 15)
Shareholders' equity:
Pinnacle common stock	1,202	—	—	—	—	1,202
Additional paid-in-capital	1,453,171	1,454,373	1,376,295	32,772	(2,863,440)	1,453,171
Retained earnings	1,010,472	916,673	1,869,511	12,001	(2,798,185)	1,010,472
Accumulated other comprehensive (loss)/gain	(27,475)	(27,475)	(31,221)	(2,089)	60,785	(27,475)
Capital stock in treasury, at cost	(32,110)	—	—	—	—	(32,110)
Total Pinnacle Foods Inc. and Subsidiaries stockholders' equity	2,405,260	2,343,571	3,214,585	42,684	(5,600,840)	2,405,260
Non-controlling interest	—	—	—	1,106	—	1,106
Total Equity	2,405,260	2,343,571	3,214,585	43,790	(5,600,840)	2,406,366
Total liabilities and equity	$2,451,173	$6,397,901	$7,585,263	$149,678	$(10,160,973)	$6,423,042

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Balance Sheet December 31, 2017

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$—	$241,772	$8,056	$—	$249,828
Accounts receivable, net	—	—	272,401	9,221	—	281,622
Intercompany accounts receivable	102,335	—	1,001,329	—	(1,103,664)	—
Inventories, net	—	—	469,813	19,993	—	489,806
Other current assets	—	2,649	8,124	288	—	11,061
Total current assets	102,335	2,649	1,993,439	37,558	(1,103,664)	1,032,317
Plant assets, net	—	—	707,670	32,043	—	739,713
Investment in subsidiaries	2,317,445	3,180,932	43,056	—	(5,541,433)	—
Intercompany note receivable	—	2,907,799	45,226	9,800	(2,962,825)	—
Tradenames	—	—	2,458,681	4,693	—	2,463,374
Other assets, net	—	8,802	145,489	10,608	—	164,899
Deferred tax assets	—	233,391	—	—	(233,391)	—
Goodwill	—	—	2,115,731	62,230	—	2,177,961
Total assets	$2,419,780	$6,333,573	$7,509,292	$156,932	$(9,841,313)	$6,578,264
Current liabilities:
Short-term borrowings	$—	$—	$2,739	$—	$—	$2,739
Current portion of long-term obligations	—	22,620	11,311	3	—	33,934
Accounts payable	—	—	315,142	7,920	—	323,062
Intercompany accounts payable	—	1,078,535	—	25,129	(1,103,664)	—
Accrued trade marketing expense	—	—	36,484	2,491	—	38,975
Accrued liabilities	178	19,913	95,010	7,030	—	122,131
Dividends payable	40,470	—	—	—	—	40,470
Total current liabilities	40,648	1,121,068	460,686	42,573	(1,103,664)	561,311
Long-term debt	—	2,894,962	30,594	38	—	2,925,594
Intercompany note payable	—	—	2,896,811	66,014	(2,962,825)	—
Pension and other postretirement benefits	—	—	53,251	—	—	53,251
Other long-term liabilities	—	98	32,971	968	—	34,037
Deferred tax liabilities	—	—	854,047	3,177	(233,391)	623,833
Total liabilities	40,648	4,016,128	4,328,360	112,770	(4,299,880)	4,198,026
Commitments and contingencies (Note 15)
Shareholders' equity:
Pinnacle common stock	1,200	—	—	—	—	1,200
Additional paid-in-capital	1,453,054	1,454,253	1,376,175	32,771	(2,863,199)	1,453,054
Retained earnings	987,238	893,441	1,834,555	10,756	(2,738,752)	987,238
Accumulated other comprehensive loss	(30,250)	(30,249)	(29,798)	(471)	60,518	(30,250)
Capital stock in treasury, at cost	(32,110)	—	—	—	—	(32,110)
Total Pinnacle Foods Inc. and Subs stockholders equity	2,379,132	2,317,445	3,180,932	43,056	(5,541,433)	2,379,132
Non-controlling interest	—	—	—	1,106	—	1,106
Total Equity	2,379,132	2,317,445	3,180,932	44,162	(5,541,433)	2,380,238
Total liabilities and shareholders' equity	$2,419,780	$6,333,573	$7,509,292	$156,932	$(9,841,313)	$6,578,264

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings For the three months ended April 1, 2018

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$764,192	$41,374	$(26,734)	$778,832
Cost of products sold	—	—	562,753	36,265	(26,616)	572,402
Gross profit	—	—	201,439	5,109	(118)	206,430

Marketing and selling expenses	—	—	48,567	660	—	49,227
Administrative expenses	—	—	33,039	1,635	—	34,674
Research and development expenses	—	—	4,581	183	—	4,764
Intercompany royalties	—	—	(167)	167	—	—
Intercompany management fees	—	—	—	118	(118)	—
Intercompany technical service fees	—	—	—	—	—	—
Other (income) expense, net	—	525	2,156	184	—	2,865
Equity in (earnings) loss of investees	(56,914)	(73,967)	(1,483)	—	132,364	—
	(56,914)	(73,442)	86,693	2,947	132,246	91,530
Operating income	56,914	73,442	114,746	2,162	(132,364)	114,900
Non-operating income	—	—	801	—	—	801
Earnings before interest and taxes	56,914	73,442	115,547	2,162	(132,364)	115,701
Intercompany interest (income) expense	—	(18,752)	18,533	219	—	—
Interest expense	—	41,135	742	17	—	41,894
Interest income	—	—	200	12	—	212
Earnings before income taxes	56,914	51,059	96,472	1,938	(132,364)	74,019
(Benefit) provision for income taxes	—	(5,855)	22,505	455	—	17,105
Net earnings	56,914	56,914	73,967	1,483	(132,364)	56,914
Less: Net loss attributable to non-controlling interest	—	—	—	—	—	—
Net earnings attributable to Pinnacle Foods, Inc. and Subsidiaries common stockholders	$56,914	$56,914	$73,967	$1,483	$(132,364)	$56,914

Total comprehensive earnings	65,018	65,018	72,543	(136)	(137,425)	65,018
Less: Comprehensive loss attributable to non-controlling interest	—	—	—	—	—	—
Comprehensive earnings attributable to Pinnacle Foods, Inc. and Subsidiaries	$65,018	$65,018	$72,543	$(136)	$(137,425)	$65,018

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings For the three months ended March 26, 2017

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$754,587	$36,694	$(25,207)	$766,074
Cost of products sold	—		546,212	33,856	(24,567)	555,501
Gross profit	—	—	208,375	2,838	(640)	210,573

Marketing and selling expenses	—	—	54,703	891	—	55,594
Administrative expenses	—	—	34,385	1,626	—	36,011
Research and development expenses	—	—	3,837	184	—	4,021
Intercompany royalties	—	—	(188)	188		—
Intercompany management fees				391	(391)	—
Intercompany technical service fees	—	—	—	249	(249)	—
Other expense, net		(233)	4,020	443	—	4,230
Equity in (earnings) loss of investees	(22,926)	(58,177)	1,352	—	79,751	—
	(22,926)	(58,410)	98,109	3,972	79,111	99,856
Operating income	22,926	58,410	110,266	(1,134)	(79,751)	110,717
Non-operating income	—	—	491	—	—	491
Earnings before interest and taxes	22,926	58,410	110,757	(1,134)	(79,751)	111,208
Intercompany interest (income) expense	—	(22,305)	22,087	218	—	—
Interest expense	—	80,170	551	10	—	80,731
Interest income	—	—	10	5	—	15
Earnings before income taxes	22,926	545	88,129	(1,357)	(79,751)	30,492
(Benefit) provision for income taxes	—	(22,381)	29,952	(228)	—	7,343
Net earnings	22,926	22,926	58,177	(1,129)	(79,751)	23,149
Less: Net (loss) earnings attributable to non-controlling interest	—	—	—	223	—	223
Net earnings (loss) attributable to Pinnacle Foods, Inc. and Subsidiaries common stockholders	$22,926	$22,926	$58,177	$(1,352)	$(79,751)	$22,926

Total comprehensive earnings (loss)	38,033	38,033	59,681	246	(97,737)	38,256
Less: Comprehensive (loss) attributable to non-controlling interest	—	—	—	223	—	223
Comprehensive earnings (loss) attributable to Pinnacle Foods, Inc. and Subsidiaries	$38,033	$38,033	$59,681	$23	$(97,737)	$38,033

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Cash Flows For the three months ended April 1, 2018
	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$—	$(4,890)	$124,927	$1,541	$—	$121,578
Cash flows from investing activities
Intercompany accounts receivable/payable	—	218,077	8,451	—	(226,528)	—
Investment in Subsidiary	37,932	38,890	—	—	(76,822)	—
Capital expenditures	—	—	(35,800)	(76)	—	(35,876)
Other investing	—	—	—	608	—	608
Net cash provided by (used in) investing activities	37,932	256,967	(27,349)	532	(303,350)	(35,268)
Cash flows from financing activities
Net proceeds from issuance of common stock	762	—	—	—	—	762
Taxes paid related to net share settlement of equity awards	(99)	—	—	—	—	(99)
Dividends paid	(38,595)	—	—	—	—	(38,595)
Proceeds from bank term loans	—	2,039,380	—	—	—	2,039,380
Repayments of long-term obligations	—	(2,249,380)	(979)	—	—	(2,250,359)
Repayments of short-term borrowing	—	—	(1,173)	—	—	(1,173)
Intercompany accounts receivable/payable	—	—	(218,077)	(8,451)	226,528	—
Return of capital	—	(37,932)	(38,890)	—	76,822	—
Repayment of capital lease obligations	—	—	(4,005)	(31)	—	(4,036)
Debt acquisition costs	—	(4,145)	—	—	—	(4,145)
Net cash (used in) provided by financing activities	(37,932)	(252,077)	(263,124)	(8,482)	303,350	(258,265)
Effect of exchange rate changes on cash				(189)		(189)
Net change in cash and cash equivalents	—	—	(165,546)	(6,598)	—	(172,144)
Cash and cash equivalents - beginning of period	—	—	241,772	8,056	—	249,828
Cash and cash equivalents - end of period	$—	$—	$76,226	$1,458	$—	$77,684

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Cash Flows For the three months ended March 26, 2017

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities		$(16,463)	$76,870	$2,586	$—	$62,993
Cash flows from investing activities
Intercompany accounts receivable/payable	—	235,763	7,580	—	(243,343)	—
Investment in subsidiaries	28,011	24,271	—	—	(52,282)	—
Capital expenditures	—	—	(28,744)	(499)	—	(29,243)
Sale of plant assets	—	—	—	679	—	679
Net cash (used in) provided by investing activities	28,011	260,034	(21,164)	180	(295,625)	(28,564)
Cash flows from financing activities
Net proceeds from the issuance of common stock	5,894	—	—	—	—	5,894
Taxes paid related to net share settlement of equity awards	(303)	—	—	—	—	(303)
Dividends paid	(33,602)	—	—	—	—	(33,602)
Proceeds from bank term loan	—	2,262,000	—	—	—	2,262,000
Repayments of long-term obligations	—	(2,464,750)	(950)	—	—	(2,465,700)
Proceeds from short-term borrowing	—	—	1,634	—	—	1,634
Repayments of short-term borrowing	—	—	(1,068)	—	—	(1,068)
Intercompany accounts receivable/payable	—	—	(235,763)	(7,580)	243,343	—
Return of capital	—	(28,011)	(24,271)	—	52,282	—
Repayment of capital lease obligations	—	—	(2,206)	(18)	—	(2,224)
Debt acquisition costs	—	(12,810)	—	—	—	(12,810)
Net cash (used in) provided by financing activities	(28,011)	(243,571)	(262,624)	(7,598)	295,625	(246,179)
Effect of exchange rate changes on cash	—	—	—	128	—	128
Net change in cash and cash equivalents	—	—	(206,918)	(4,704)	—	(211,622)
Cash and cash equivalents - beginning of period	—	—	341,238	11,838	—	353,076
Cash and cash equivalents - end of period	$—	$—	$134,320	$7,134	$—	$141,454

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
There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth in our Form 10-K filed with the SEC on March 1, 2018 under the section entitled “Risk Factors,” the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this report and the following risks, uncertainties and factors:

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
(dollars in millions, except where noted)

You should read the following discussion of our results of operations and financial condition together with the audited consolidated financial statements appearing in our annual report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 1, 2018 and the unaudited Consolidated Financial Statements and the notes thereto included in this quarterly report. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Form 10-K, and the section entitled “Special Note Regarding Forward-Looking Statements” in this report. Actual results may differ materially from those contained in any forward-looking statements.

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

Business Drivers and Measures
In operating our business and monitoring its performance, we pay attention to trends in the food manufacturing industry and a number of performance measures and operational factors. The industry experiences volatility in overall commodity prices from time to time, which has historically been managed by increasing retail prices.  However, over the past several years, a difficult retail landscape driven by a highly competitive environment has hampered the ability of the industry to pass along higher input costs.

Industry Trends
Growth in our industry is driven primarily by population growth, changes in product selling prices and changes in consumption between out-of-home and in-home eating. Consumers are looking for value alternatives, which have caused an increase in the percentage of products sold on promotion and a shift from traditional retail grocery to mass merchandisers, club stores, dollar store channels and e-commerce outlets. We believe we are well positioned in grocery and non-traditional channels, maintaining strong customer relationships across key retailers in each segment.
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

◦
New product introductory expenses, which are the costs of having certain retailers stock a new product, including amounts retailers charge for updating their warehousing systems, allocating shelf space and in-store systems set-up, among other things.

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
Other Factors
Other factors that have influenced our results of operations and may do so in the future include:

•
Interest Expense. As a result of our previous acquisitions and the recent Boulder Brands acquisition, we have significant indebtedness. However, our February 3, 2017 Refinancing, March 15, 2018 Refinancing as well as our principle pay-down have significantly reduced our expected future interest expense. See Note 12 to the Consolidated Financial Statements for further details. Although we expect to continue to reduce our leverage over time, we expect interest expense to continue to be a significant component of our expenses for the foreseeable future.

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

Inflation

To the extent possible, we strive to offset the effects of inflation with cost reduction and productivity programs. We spend approximately $2.3 billion annually on Cost of products sold, therefore each 1% change in our weighted average cost of inputs would increase our Cost of products sold by approximately $23 million. If we experience significant inflation, price increases may be necessary in order to preserve our margins and returns. However, over the past several years, a difficult retail landscape driven by a highly competitive environment has hampered the ability of the industry to pass along higher input costs. Severe increases in inflation could have an adverse impact on our business, financial condition and results of operations.

Results of Operations:
Consolidated Statements of Operations
The following tables set forth our statement of operations data expressed in dollars and as a percentage of net sales.

	Three months ended
	April 1, 2018		March 26, 2017
Net sales	$778.8	100.0%	$766.1	100.0%
Cost of products sold	572.4	73.5%	555.5	72.5%
Gross profit	206.4	26.5%	210.6	27.5%

Marketing and selling expenses	$49.2	6.3%	$55.6	7.3%
Administrative expenses	34.7	4.5%	36.0	4.7%
Research and development expenses	4.8	0.6%	4.0	0.5%
Other expense, net	2.9	0.4%	4.2	0.5%
	$91.5	11.7%	$99.9	13.0%
Non-operating income	0.8	0.1%	0.5	0.1%
Earnings before interest and taxes	$115.7	14.9%	$111.2	14.5%

	Three months ended
	April 1, 2018	March 26, 2017
Net sales
Frozen	$344.9	$320.9
Grocery	261.0	259.4
Boulder	97.8	97.3
Specialty	75.2	88.5
Total	$778.8	$766.1

Earnings before interest and taxes
Frozen	$53.7	$50.9
Grocery	49.7	51.8
Boulder	11.9	6.7
Specialty	8.2	8.9
Unallocated corporate expense	(7.8)	(7.1)
Total	$115.7	$111.2

Three months ended April 1, 2018 compared to the three months ended March 26, 2017
Net sales
Net sales for the three months ended April 1, 2018 increased $12.8 million, or 1.7%, versus year-ago to $778.8 million, driven by favorable volume/mix of 3.5% which included the favorable impact of the earlier Easter as compared to 2017, higher net price realization of 0.7% and a 0.1% increase from foreign currency. These increases were partially offset by a 2.6% decline from the Exit (as defined in Note 11 to the consolidated financial statements). In an industry generally marked by low growth and a challenging environment to fully pass on price increases, we continue to outpace the performance of our composite categories, with market share growth of 0.4 percentage points in the first quarter of 2018.

Frozen Segment:
Net sales in the three months ended April 1, 2018 increased $23.9 million, or 7.5%, versus year-ago to $344.9 million, reflecting favorable volume/mix of 7.3%, which included the favorable impact of the earlier Easter as compared to 2017, higher net price realization of 2.5% and a 0.3% increase from foreign currency. These increases were partially offset by a 2.6% decline from the Exit. Strong growth in the period from our Birds Eye franchise included the benefit from our Veggie Made platform launched in 2017 which is currently expanding into Veggie Made broccoli and cauliflower fries and tots as well as new pasta offerings. The period also benefited from higher net sales from our seafood and Canadian businesses. Partially offsetting the strong growth in the quarter was lower net sales of Celeste pizza.
Grocery Segment:
Net sales in the three months ended April 1, 2018 were $261.0 million, an increase of $1.7 million, or 0.6% versus year-ago, driven by higher volume/mix of 0.9%, which included the favorable impact of the earlier Easter as compared to 2017, offset partially by lower net price realization of 0.3%. Growth in the period was driven by higher net sales of Vlasic pickles, including the benefit of the launch of Purely Pickles as well as higher sales of Nalley's chili products and to a lesser extent, Duncan Hines baking products. Partially offsetting these increases were lower net sales of our Wish-Bone dressings and, to a lesser extent, the syrups business.
Boulder Segment:
Net sales in the three months ended April 1, 2018 were $97.8 million, an increase of $0.5 million, or 0.5% versus year-ago, reflecting a 3.1% increase from volume/mix, partially offset by unfavorable net price realization of 2.6%. During the period we realized double digit growth from our gardein and Earth Balance products, partially offset by lower net sales of our Evol and Udi's products.
Specialty Segment:
Net sales in the three months ended April 1, 2018 were $75.2 million, a decline of $13.3 million, or 15.0% versus year-ago, reflecting a 13.1% decline from the Exit as well as lower volume/mix of 2.1%, partially offset by higher net price realization of 0.2%.
Gross profit
Gross profit for the three months ended April 1, 2018 was $206.4 million, or 26.5% of net sales, compared to $210.6 million, or 27.5% of net sales, in the comparable prior year period. Excluding items affecting comparability, Adjusted Gross Profit declined 3.1% to $211.2 million and Adjusted Gross Profit as a Percentage of Sales decreased approximately 130 basis points to 27.1%. See Adjusted Gross Profit reconciliation later in the document for further details.
The following table outlines the factors resulting in the year-on-year change in gross profit and gross margin percentage in the three months ended April 1, 2018.

	$ (in millions)	% of net sales
Productivity	$21.0	2.7%
Higher net price realization, including new product introductory fees	4.8	0.4
Lower acquisition integration and other restructuring charges	1.6	0.2
Lower mark to market losses on financial instruments	1.4	0.2
Foreign exchange gains	0.3	—
Inflation	(21.0)	(2.7)
Negative product mix	(7.7)	(1.5)
Aunt Jemima retail and foodservice frozen breakfast products exit	(2.3)	0.4
Higher depreciation expense	(1.7)	(0.2)
Other (a)	(3.6)	(0.5)
Subtotal	$(7.2)	(1.0)%
Higher sales volume	3.1
Total	$(4.1)
(a) Primarily higher compensation expense related to new hires.

Marketing and selling expenses
Marketing and selling expenses decreased 11.5% to $49.2 million, or 6.3% of net sales, for the three months ended April 1, 2018, compared to $55.6 million, or 7.3% of net sales for the prior year period. The decrease was primarily driven by lower consumer marketing driven by timing of innovation as well as lower compensation expenses.
Administrative expenses
Administrative expenses were $34.7 million, or 4.5% of net sales, for the three months ended April 1, 2018, compared to $36.0 million, or 4.7% of net sales, for the comparable prior year period. The decrease was primarily driven by lower external services as well as lower compensation expenses.

Research and development expenses
Research and development expenses were $4.8 million, or 0.6% of net sales, for the three months ended April 1, 2018 compared to $4.0 million, or 0.5% of net sales, for the prior year period. The increase was primarily driven by timing of certain innovation trials.

Other income and expense

	Three months ended
	April 1, 2018	March 26, 2017
Other expense, net consists of:
Amortization of intangibles/other assets	$2.3	$4.5
Foreign exchange (gains)/losses	0.5	(0.2)
Royalty income and other	—	(0.1)
Total other expense, net	$2.9	$4.2

Amortization of intangibles/other assets. The lower amortization expense was primarily driven by certain recipe intangible assets becoming fully amortized in the first quarter of 2017 in addition to accelerated amortization being recognized in the first quarter of 2017 related to the exit of the gardein Private Label business.

Foreign exchange (gains))/losses. Represents foreign exchange (gains)/losses from intra-entity loans resulting from the November 2014 Garden Protein acquisition that are anticipated to be settled in the foreseeable future.

Earnings before interest and taxes

Earnings before interest and taxes increased $4.5 million, or 4.0%, to $115.7 million, primarily resulting from lower marketing and selling expenses, as well as the favorable impact of items affecting comparability, which totaled $5.9 million and $9.2 million in the three months ended April 1, 2018 and March 26, 2017, respectively. The variance in items affecting comparability primarily resulted from lower restructuring and integration costs. Excluding items affecting comparability, Adjusted Earnings Before Interest and Taxes increased $1.2 million, or 1.0%, to $121.6 million.

Frozen Segment:
Earnings before interest and taxes for the three months ended April 1, 2018 were $53.7 million, an increase of 5.5%, or $2.8 million, as compared to earnings before interest and taxes of $50.9 million in the year-ago period, reflecting higher net sales, productivity and lower consumer marking expense. These benefits were partially offset by input cost inflation, primarily higher logistics costs, and the unfavorable impact of items affecting comparability, primarily higher acquisition integration charges. Excluding items affecting comparability, Adjusted Earnings Before Interest and Taxes increased 11.8% to $58.0 million.

Grocery Segment:
Earnings before interest and taxes for the three months ended April 1, 2018 were $49.7 million, a decrease of 4.0%, or $2.1 million, as compared to the year-ago period, reflecting input cost inflation, primarily higher logistics costs partially offset by higher sales and productivity. Excluding items affecting comparability, Adjusted Earnings Before Interest and Taxes decreased 4.3% to $50.5 million.

Boulder Segment:
Earnings before interest and taxes for the three months ended April 1, 2018 were $11.9 million, an increase of 77.6%, or $5.2 million, as compared to $6.7 million in the year-ago period, largely reflecting the favorable impact of items affecting comparability, primarily lower acquisition integration charges as well as productivity. This benefit was partially offset by input cost inflation. Excluding items affecting comparability, Adjusted Earnings Before Interest and Taxes decreased 4.2% to $12.6 million.
Specialty Segment:
Earnings before interest and taxes for the three months ended April 1, 2018 were $8.2 million, a decrease of 7.6%, or $0.7 million, compared to earnings before interest and taxes of $8.9 million during the year-ago period, reflecting the lower sales and input cost inflation. These items were partially offset by productivity as well as the favorable impact of items affecting comparability, primarily lower accelerated amortization charges. Excluding items affecting comparability, Adjusted Earnings Before Interest and Taxes decreased 14.2%, to $8.3 million.

Unallocated corporate expense:
Unallocated corporate expense for the three months ended April 1, 2018 was $7.8 million, an increase of 10.5%, or $0.7 million, as compared to the year-ago period primarily driven by higher equity-based compensation.

Interest expense, net

Net interest expense decreased 48.4%, or $39.0 million, to $41.7 million in the three months ended April 1, 2018, compared to $80.7 million in the three months ended March 26, 2017. Included in net interest in the first quarter of 2018 is a $10.9 million non-cash charge related to the 2018 Refinancing from deferred financing costs. Included in net interest expense in the first quarter of 2017 is $49.5 million of charges related to the 2017 Refinancing. These charges consisted of a $28.5 million non-cash charge from deferred financing costs and a $20.7 million cash charge resulting from the de-designation and early settlement of interest rate swaps. Excluding these charges, net interest expense in the first quarter decreased 1.6% to $30.8 million, compared to $31.3 million in the year-ago period primarily driven by lower amortization of debt acquisition costs as well as lower interest rate swap losses discussed below.

We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed-rate debt. Any gains or losses realized on the interest rate swap agreements, excluding the AOCL portion, are recorded as an adjustment to interest expense. Included in net interest expense was $0.1 million of gains in the first quarter of 2018 and $1.1 million of losses for the first quarter of 2017.

Provision for income taxes

The effective tax rate was 23.1% for the three months ended April 1, 2018 compared to 24.1% for the three months ended March 26, 2017.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. Among other provisions, the Act reduced the federal statutory corporate income tax rate from 35.0% to 21.0%. The Company continues to evaluate the impact of certain foreign and domestic income provisions of the Act and for the three months ended April 1, 2018 has determined those provisions will not have a material effect on its fiscal year 2018 financial statements. Once the Company finalizes its analysis of the Act it will be able to conclude on any further adjustments to be recorded in these provisional amounts. Any such adjustment is reported as a component of income taxes in the reporting period in which such adjustments are determined, which will be no later than the fourth quarter of 2018, or as a component of our 2018 annualized effective income tax rate, depending on the nature of the adjustment.

The rate for the three months ended April 1, 2018 reflects a decrease in the federal rate to 21.0% as a result of the Act. The rate also includes a benefit of 1.9% from share based payment transactions being recorded as an item of continuing operations in accordance with ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” effective for our 2017 fiscal year Note 18 and a charge of 1.4% related to changes in state tax law.

The rate for the three months ended March 26, 2017 reflects the former 35.0% federal rate offset by a benefit of 12.4% from share based payment transactions and a benefit of 1.6% from the domestic production activities deduction.

The Company is a loss corporation as defined by Section 382 of the Code. Section 382 places an annual limitation on our ability to use our NOL carryovers and other attributes to reduce future taxable income. As of September 24, 2017, we have federal NOL carryovers of $408.3 million subject to an annual limitation of $17.1 million. As a result, $237.2 million of the carryovers exceed the estimated available Section 382 limitation. The Company has reduced its deferred tax assets for this limitation.

We have significant tax-deductible intangible asset amortization and federal and state NOLs, which resulted in federal and state cash tax savings in 2017 and prior years.  We expect continued amortization and utilization of our NOLs will generate additional cash tax savings in 2018 and thereafter.

Liquidity and Capital Resources

Historical
Our cash flows are seasonal. Typically we are a net user of cash in the third quarter of the calendar year (i.e., the quarter ending in September) and a net generator of cash over the balance of the year.
Our principal liquidity requirements have been, and we expect will be, for working capital and general corporate purposes, including capital expenditures, debt service and our quarterly dividend program. Currently, the quarterly dividend payment is $0.325 per share, or approximately $39.0 million per quarter. Capital expenditures are expected to be approximately $155.0 to $165.0 million in 2018. We have historically satisfied our liquidity requirements with internally generated cash flows and availability under our revolving credit facility. We expect that our ability to generate cash from our operations and ability to borrow from our credit facilities should be sufficient to support working capital needs, planned growth, capital expenditures, debt service and dividends for the next 12 months and for the foreseeable future. We have cash in foreign accounts, primarily related to the operations of our Canadian businesses. Tax liabilities related to bringing these funds back into the United States would not be significant and have been accrued.
Statements of cash flows for the three months ended April 1, 2018 compared to the three months ended March 26, 2017
For the three months ended April 1, 2018, net cash flow decreased $172.1 million compared to a decrease in net cash flow of $211.6 million for the three months ended March 26, 2017.

Net cash provided by operating activities was $121.6 million for the three months ended April 1, 2018, and was the result of net earnings, excluding non-cash charges and credits, of $105.1 million and a decrease in working capital of $16.5 million. The decrease in working capital was primarily the result of a $20.9 million increase in accounts payable resulting from seasonality and timing of disbursements, an $11.9 million decrease in inventories resulting from the sell-down of the seasonal build from December 2017, and a $2.0 million increase in accrued trade marketing expense driven by the seasonality of our marking programs. These were partially offset by a $19.8 million increase in accounts receivable primarily driven by timing in sales, a $3.6 million decrease in accrued liabilities driven primarily by lower interest accruals, as well as a $2.1 million increase in other current assets primarily from higher prepaid expenses.

Net cash provided by operating activities was $63.0 million for the three months ended March 26, 2017, and was the result of net earnings, excluding non-cash charges and credits, of $109.9 million and an increase in working capital of $46.9 million. The increase in working capital was primarily the result of a $27.3 million decrease in accrued liabilities, primarily attributable to payments for the 2016 annual incentive plan and restructuring, a $20.7 million payment for the early settlement of interest rate hedges as a result of the 2017 Refinancing, a $11.6 million increase in accounts receivable primarily driven by timing in sales, a $8.7 million increase in inventories driven by inventory builds due to innovation and the later Easter, a $5.2 million decrease in accrued trade marketing expense driven by the seasonality of our marketing programs and a $1.9 million increase in other current assets primarily from higher prepaid tax balances. These were partially offset by a $28.7 million increase in accounts payable resulting from seasonality and timing of disbursements.

Net cash used in investing activities was $35.3 million, for the three months ended April 1, 2018 and included $35.9 million for capital expenditures partially offset by $0.6 million of other investing activities.

Net cash used in investing activities was $28.6 million, for the three months ended March 26, 2017 and included $29.2 million for capital expenditures as well as $0.6 million in proceeds from the sale of plant assets.

Net cash used by financing activities was impacted by our 2018 Refinancing, which is explained in greater detail in Note 12 to the Consolidated Financial Statements. Net cash used by financing activities for the three months ended April 1, 2018 was $258.3 million and consisted of $2,250.4 million of Term Loan and other long term debt repayments, $38.6 million of dividends paid, $4.1 million of debt acquisition costs, and $5.2 million of net cash outflows for capital leases and notes payable activity, partially offset by $2,039.4 million of net proceeds from our New Tranche B and Tranche A Term Loans and $0.7 million of net cash inflows related to our equity based compensation plans.

Net cash used by financing activities was impacted by our 2017 Refinancing, which is explained in greater detail in Note 12 to the Consolidated Financial Statements. Net cash used by financing activities for the three months ended March 26, 2017 was $246.2 million and consisted of $2,465.7 million of Term Loan repayments, $33.6 million of dividends paid, $12.8 million of debt acquisition costs, $1.7 million of net cash outflows for capital leases and notes payable activity partially offset by $2,262.0 million of net proceeds from our new Tranche B Term Loans and $5.6 million of net cash inflows related to our equity based compensation plans.

Debt

For more information on our debt, see Note 12 of the Consolidated Financial Statements "Debt and Interest Expense".

Covenant Compliance

The following is a discussion of the financial covenants contained in our debt agreements. See section below for detailed calculation.

Fourth Amended and Restated Credit Agreement

As discussed in more detail in Note 12 to the Financial Statements, On March 15, 2018, Pinnacle Foods Finance LLC, (1) entered into the First Amendment to the Third Amended and Restated Credit Agreement, which provided for both a six year term loan facility in the amount of $1,239.4 million (the "New Tranche B Term Loans") and a five year term loan facility in the amount of $800.0 million (the "Tranche A Term Loans") (together, the "Term Loans") (2) replaced the existing revolving credit facility with a new five year $300.0 million revolving credit facility, and (3) amended and restated the existing credit agreement (the "Fourth Amended and Restated Credit Agreement") in its entirety to make certain other amendments and modifications (the "2018 Refinancing").

Our Fourth Amended and Restated Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to:
• incur additional indebtedness and make guarantees;
• create liens on assets;
• engage in mergers or consolidations;
• sell assets;
• pay dividends and distributions or repurchase our capital stock;
• make investments, loans and advances, including acquisitions; and
• engage in certain transactions with affiliates.

The Fourth Amended and Restated Credit Agreement also contains certain customary affirmative covenants and events of default.

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

Management uses Adjusted EBITDA as a key metric in the evaluation of underlying Company performance, in making financial, operating and planning decisions and, in part, in the determination of cash bonuses for its executive officers and employees. The Company believes this measure is useful to investors because it increases transparency and assists investors in understanding the underlying performance of the Company and in the analysis of ongoing operating trends. Additionally, Pinnacle believes the presentation of Adjusted EBITDA provides investors with useful information, as it is an important component in determining our ability to service debt and meet any payment obligations. In addition, Pinnacle believes that Adjusted EBITDA is frequently used by analysts, investors and other interested parties in their evaluation of companies, many of which present an Adjusted EBITDA measure when reporting their results although Pinnacle's calculation of Adjusted EBITDA may not be directly comparable to that of other companies. The Company has historically reported Adjusted EBITDA to analysts and investors and believes that its continued inclusion provides consistency in financial reporting and enables analysts and investors to perform meaningful comparisons of past, present and future operating results.

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

Covenant Compliance EBITDA
Covenant Compliance EBITDA is defined as earnings before interest expense, taxes, depreciation and amortization, further adjusted to exclude non-cash items, extraordinary, unusual or non-recurring items and other adjustment items permitted in calculating Covenant Compliance EBITDA under the Fourth Amended and Restated Credit Agreement and the indenture governing the Senior Notes. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Covenant Compliance EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financial covenants.
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

Pursuant to the terms of the Fourth Amended and Restated Credit Agreement, Pinnacle Foods Finance LLC is required to maintain a ratio of Net First Lien Secured Debt to Covenant Compliance EBITDA of no greater than 5.75 to 1.00. Net First Lien Secured

Debt is defined as Pinnacle Foods Finance LLC's aggregate consolidated secured indebtedness secured on a first lien basis, less the aggregate amount of all unrestricted cash and cash equivalents.
In addition, under the Fourth Amended and Restated Credit Agreement and the indenture governing the Senior Notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Senior Secured Leverage Ratio (which is currently the same as the ratio of Net First Lien Secured Debt to Covenant Compliance EBITDA described above), in the case of the Fourth Amended and Restated Credit Agreement, or to the ratio of Covenant Compliance EBITDA to fixed charges for the most recently concluded four consecutive fiscal quarters, in the case of the Senior Notes. We believe that these covenants are material terms of these agreements and that information about the covenants is material to an investor's understanding our financial performance. As of April 1, 2018, we were in compliance with all covenants and other obligations under the Fourth Amended and Restated Credit Agreement and the indentures governing the Senior Notes.
Our ability to meet the covenants specified above in future periods will depend on events beyond our control, and we cannot assure you that we will meet those ratios. A breach of any of these covenants in the future could result in a default under, or an inability to undertake certain activities in compliance with, the Fourth Amended and Restated Credit Agreement and the indentures governing the Senior Notes, at which time the lenders could elect to declare all amounts outstanding under the Fourth Amended and Restated Credit Agreement to be immediately due and payable. Any such acceleration would also result in a default under the indentures governing the Senior Notes.
The following table provides a reconciliation from our net earnings to EBITDA, Adjusted EBITDA and Covenant Compliance EBITDA for the three months ended April 1, 2018 and March 26, 2017, and the fiscal year ended December 31, 2017. The terms and related calculations are defined in the Fourth Amended and Restated Credit Agreement and the indentures governing the Senior Notes.

(thousands of dollars)	Three months ended		Fiscal Year Ended
	April 1, 2018	March 26, 2017	December 31, 2017
Net earnings	$56,914	$23,149	$532,221
Interest expense, net	41,682	80,716	169,434
Income tax expense	17,105	7,343	(252,999)
Depreciation and amortization expense	26,888	27,088	132,887
EBITDA	$142,589	$138,296	$581,543
Non-cash items (a)	1,133	1,762	69,576
Acquisition, merger and other restructuring charges (b)	4,342	6,827	24,038
Adjusted EBITDA	$148,064	$146,885	$675,157
Garden Protein and Boulder Brands acquisition adjustments (1)	20,535	21,915	4,000
Non-cash equity-based compensation charges (2)	4,279	4,109	18,728
Covenant Compliance EBITDA	$172,878	$172,909	$697,885
Last twelve months Covenant Compliance EBITDA	$697,854

(1)
For the three months ended April 1, 2018, represents net cost savings projected to be realized from acquisition synergies from the Boulder Brands acquisition, calculated consistent with the definition of Covenant Compliance EBITDA. For the three months ended March 26, 2017 and fiscal 2017, represents net cost savings projected to be realized from acquisition synergies from the Boulder Brands and Garden Protein acquisitions, calculated consistent with the definition of Covenant Compliance EBITDA.

(2)	Represents non-cash compensation charges related to the granting of equity awards that occur in the normal course of business.

(a)	Non-cash items are comprised of the following:

(thousands of dollars)	Three months ended		Fiscal Year Ended
	April 1, 2018	March 26, 2017	December 31, 2017
Unrealized losses resulting from hedging activities (1)	$608	$1,995	$223
Tradename impairment charges (2)	—	—	66,530
Foreign exchange (gains)/losses (3)	525	(233)	(1,484)
Wind down of Boulder Brands UK operations (4)	—	—	(771)
Aunt Jemima and other frozen breakfast products exit (5)	—	—	5,078
Total non-cash items	$1,133	$1,762	$69,576

(1)	Represents non-cash losses resulting from mark-to-market obligations under derivative contracts.

(2)
For fiscal 2017, represents tradename impairment on Aunt Jemima ($27.4 million), Celeste ($24.8 million), Snyder of Berlin ($6.5 million), Nalley ($4.2 million), Bernstein ($3.1 million) and Swanson ($0.5 million).

(3)	Represents foreign exchange gains and losses resulting from intra-entity loans that are anticipated to be settled in the foreseeable future.

(4)	Represents adjustments resulting from the voluntary wind-down of the Boulder Brands private-label gluten-free bakery operation which was based in the United Kingdom.

(5)	Primarily represents charges to adjust inventory to net realizable value resulting from the exit of the business.

(b)	Acquisition, merger and other restructuring charges are comprised of the following:

(thousands of dollars)	Three months ended		Fiscal Year Ended
	April 1, 2018	March 26, 2017	December 31, 2017
Restructuring charges, integration costs and other business optimization expenses (1)	3,592	5,850	16,107
Employee severance (2)	750	977	3,607
Aunt Jemima and other frozen breakfast products exit (3)	—	—	4,324
Total acquisition, merger and other restructuring charges	$4,342	$6,827	$24,038

(1)
For the three months ended April 1, 2018, primarily represents integration costs of the Beaver Dam acquisition. For the three months ended March 26, 2017 and for fiscal 2017, primarily represents integration costs of the Garden Protein and Boulder Brands acquisitions.

(2)	Represents severance costs for terminated employees not related to business acquisitions.

(3)	Primarily represents employee termination costs and contract termination fees resulting from the exit of the business.

Our covenant requirements and actual ratios for the twelve months ended April 1, 2018 are as follows:

	Covenant Requirement	Actual Ratio
Fourth Amended and Restated Credit Agreement
Net First Lien Leverage Ratio (1)	5.75 to 1.00	2.86
Total Leverage Ratio (2)	Not applicable	3.86
Senior Notes (3)
Minimum Covenant Compliance EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions (4)	2.00 to 1.00	6.05

(1)
Pursuant to the terms of the Fourth Amended and Restated Credit Agreement, Pinnacle Foods Finance LLC is required to maintain a ratio of Net First Lien Secured Debt to Covenant Compliance EBITDA of no greater than 5.75 to 1.00. Net First Lien Secured Debt is defined as Pinnacle Foods Finance LLC's aggregate consolidated secured indebtedness secured on a first lien priority basis, less the aggregate amount of all unrestricted cash and cash equivalents.

(2)
The Total Leverage Ratio is not a financial covenant but is used to determine the applicable margin rate under the Senior Secured Credit Facility. The interest rate on Tranche A Term Loans will decrease by 0.125 percent after we have attained a Total Leverage Ratio of less than 3.75 to 1.00. The Total Leverage Ratio is calculated by dividing consolidated total debt less the aggregate amount of all unrestricted cash and cash equivalents by Covenant Compliance EBITDA.

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

Pinnacle Foods Inc.
Reconciliation of Non-GAAP measures (Unaudited)
Adjusted Gross Profit and Adjusted Gross Profit as a % of sales
(thousands)

	Three months ended		Fiscal Year Ended
	April 1, 2018	March 26, 2017	December 31, 2017
Gross profit	$206,430	$210,573	$868,148
Accelerated depreciation expense - Aunt Jemima and other frozen breakfast products exit	—	—	22,554
Depreciation expense - Acquisition integration	458	—	—
Non-cash items (a)	608	1,995	5,301
Acquisition, merger and other restructuring charges (b)	3,713	5,286	17,171
Adjusted Gross Profit	$211,209	$217,854	$913,174

Adjusted Gross Profit as a % of sales	27.1%	28.4%	29.0%

(a)	Non-cash items are comprised of the following:

(thousands of dollars)	Three months ended		Fiscal Year Ended
	April 1, 2018	March 26, 2017	December 31, 2017
Unrealized losses resulting from hedging activities (1)	$608	$1,995	$223
Aunt Jemima and other frozen breakfast products exit (2)	—	—	5,078
Non-cash items	$608	$1,995	$5,301

(1)	Represents non-cash losses resulting from mark-to-market obligations under derivative contracts.

(2)	Primarily represents charges to adjust inventory to net realizable value resulting from the exit of the business.

(b)	Acquisition, merger and other restructuring charges are comprised of the following:

(thousands of dollars)	Three months ended		Fiscal Year Ended
	April 1, 2018	March 26, 2017	December 31, 2017
Restructuring charges, integration costs and other business optimization expenses (1)	2,963	5,016	11,192
Employee severance (2)	750	270	1,655
Aunt Jemima and other frozen breakfast products exit (3)	—	—	$4,324
Total acquisition, merger and other restructuring charges	$3,713	$5,286	$17,171

(1)
For the three months ended April 1, 2018, primarily represents integration costs of the Beaver Dam acquisition. For the three months ended March 26, 2017 and for fiscal 2017, primarily represents integration costs of the Garden Protein and Boulder Brands acquisitions.

(2)	Represents severance costs for terminated employees not related to business acquisitions.

(3)	Primarily represents employee termination costs and contract termination fees resulting from the exit of the business.

Pinnacle Foods Inc. and Subsidiaries
Reconciliation of Non-GAAP measures (Unaudited)
Adjusted EBIT (1)
(thousands)

	Three months ended
	April 1, 2018	March 26, 2017
Net earnings (as reported)	$56,914	$23,149
Interest expense, net	41,682	80,716
Provision for income taxes	17,105	7,343
Earnings before interest and taxes (as reported)	115,701	111,208
Accelerated amortization expense - gardein Private Label business exit	—	656
Depreciation expense - acquisition integration	458	—
Non-cash items
Unrealized losses resulting from hedging (2)	608	1,995
Foreign exchange (gains)/losses (3)	525	(233)
Acquisition, merger and other restructuring charges
Restructuring and integration costs (4)	3,592	5,850
Employee severance (5)	750	977
Adjusted EBIT	$121,634	$120,453

(1)	Excludes Boulder Brands and Garden Protein anticipated synergies which are included in calculating Covenant compliance.

(2)	Represents non-cash losses resulting from mark-to-market obligations under derivative contracts.

(3)	Represents foreign exchange gains and losses resulting from intra-entity loans that are anticipated to be settled in the foreseeable future.

(4)
For the three months ended April 1, 2018, primarily represents integration costs of the Beaver Dam acquisition. For the three months ended March 26, 2017 and for fiscal 2017, primarily represents integration costs of the Garden Protein and Boulder Brands acquisitions.

(5)	Represents severance costs for terminated employees not related to business acquisitions.

Pinnacle Foods Inc.
Reconciliation of Non-GAAP measures (Unaudited)
Adjusted Net Interest Expense
(thousands)

	Three months ended
	April 1, 2018	March 26, 2017
Interest expense	$41,894	$80,731
Interest income	212	15
Net Interest Expense (as reported)	41,682	80,716
Cash settlement of hedges related to refinancing	—	(20,722)
Non-cash recognition of deferred costs related to refinancing	(10,913)	(28,494)
Other expenses related to refinancing	—	(235)
Adjusted Net Interest Expense	$30,769	$31,265

Pinnacle Foods Inc.
Reconciliation from Reported to Adjusted Segment EBIT Amounts (unaudited)
For the three months ended April 1, 2018 and March 26, 2017 (thousands)

	Three months ended
	April 1, 2018	March 26, 2017

Earnings before interest & taxes - Reported
Frozen	$53,711	$50,922
Grocery	49,748	51,807
Boulder	11,851	6,672
Specialty	8,216	8,888
Unallocated corporate expenses	(7,825)	(7,081)
Total	$115,701	$111,208

Adjustments (Non GAAP - See separate table)
Frozen	$4,276	$944
Grocery	754	958
Boulder	776	6,506
Specialty	127	837
Unallocated corporate expenses	—	—
Total	$5,933	$9,245

Earnings before interest & taxes - Adjusted (Non GAAP - See separate discussion and tables)
Frozen	$57,987	$51,866
Grocery	50,502	52,765
Boulder	12,627	13,178
Specialty	8,343	9,725
Unallocated corporate expenses	(7,825)	(7,081)
Total	$121,634	$120,453

Pinnacle Foods Inc.
Reconciliation from Reported to Adjusted Segment Amounts
Supplemental Schedule of Adjustments Detail (unaudited)
For the three months ended April 1, 2018 and March 26, 2017
(millions)

	Adjustments to Earnings Before Interest and Taxes
	Three months ended
	April 1, 2018	March 26, 2017
Frozen
Restructuring and acquisition integration charges	$3.7	$—
Employee severance	0.3	0.1
Unrealized mark-to-market loss/(gain)	0.3	0.8
Total Frozen	$4.3	$0.9

Grocery
Restructuring and acquisition integration charges	$0.3	$—
Employee severance	0.3	0.1
Unrealized mark-to-market loss/(gain)	0.2	0.9
Total Grocery	$0.8	$1.0

Boulder
Restructuring and acquisition integration charges	$0.6	$5.6
Employee severance	0.1	0.7
Unrealized mark-to-market loss/(gain)	0.1	0.2
Total Boulder	$0.8	$6.5

Specialty
Employee severance	$0.1	$—
Unrealized mark-to-market loss/(gain)	—	0.1
Accelerated amortization due to the exit of the gardein Private Label business	—	0.7
Total Specialty	$0.1	$0.8

Contractual Commitments

Our contractual commitments consist mainly of payments related to long-term debt and related interest, operating and capital lease payments, certain take-or-pay arrangements entered into as part of the normal course of business and pension obligations. Refer to the “Contractual Commitments” section of the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K filed with the SEC on March 1, 2018 for details on our contractual obligations and commitments.

Off-Balance Sheet Arrangements

As of April 1, 2018, we did not have any off-balance sheet obligations.

Critical Accounting Policies and Estimates

We have disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Form 10-K filed with the SEC on March 1, 2018, those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no material changes to those policies that we consider to be significant since the filing of the 10-K. We believe that the accounting principles utilized in preparing our unaudited consolidated financial statements conform in all material respects to GAAP.

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
FINANCIAL INSTRUMENTS
Risk Management Strategy
We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates, foreign exchange rates or commodity prices. Please refer to Note 14 of the Consolidated Financial Statements "Financial Instruments" for additional details regarding our derivatives and refer to Note 12 of the Consolidated Financial Statements "Debt and Interest Expense" for additional details regarding our debt instruments. There were no significant changes in our exposures to market risk since December 31, 2017.
See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” included in our Form 10-K filed with the SEC on March 1, 2018.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 1, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of April 1, 2018, at a level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended April 1, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1:    LEGAL PROCEEDINGS

No material legal proceedings are currently pending.

ITEM 1A:    RISK FACTORS

Our risk factors are summarized under the “Risk Factors” section of our Form 10-K filed on March 1, 2018. There have been no material changes to our risk factors since the filing of the Form 10-K.

ITEM 2:    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3:    DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4:    MINE SAFETY DISCLOSURES
None

ITEM 5:    OTHER INFORMATION
None

ITEM 6:     EXHIBITS

See the Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FOODS INC.

By:	/s/ Craig Steeneck
Name:	Craig Steeneck
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Authorized Officer)
Date:	May 3, 2018

PINNACLE FOODS INC.
Exhibit Index

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference from Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Pinnacle Foods Inc.		8-K	3.1	4/3/2013
3.2	Second Amended and Restated Bylaws of Pinnacle Foods Inc.		8-K	3.1	2/16/2016
4.1	Form of Stock Certificate for Common Stock		S-1/A	4.1	3/7/2013
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer	X
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2**	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)	X
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