Form 10-Q
period 2018-07-01
PINNACLE FOODS INC.
filed 2018-08-02
CIK 1564822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2018
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
The Registrant had 119,185,812 shares of common stock, $0.01 par value, outstanding as of July 30, 2018.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(thousands, except per share amounts)

	Three months ended		Six months ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Net sales	$741,761	$744,608	$1,520,593	$1,510,682
Cost of products sold	530,299	580,681	1,102,701	1,136,182
Gross profit	211,462	163,927	417,892	374,500

Marketing and selling expenses	50,617	49,470	99,844	105,064
Administrative expenses	35,368	33,630	70,042	69,641
Research and development expenses	4,786	4,580	9,550	8,601
Tradename impairment charges	—	27,430	—	27,430
Other expense, net	17,445	5,288	20,310	9,518
	108,216	120,398	199,746	220,254
Operating income	103,246	43,529	218,146	154,246
Non-operating income	802	491	1,603	982
Earnings before interest and taxes	104,048	44,020	219,749	155,228
Interest expense	30,184	28,507	72,078	109,238
Interest income	16	13	228	28
Earnings before income taxes	73,880	15,526	147,899	46,018
Provision (benefit) for income taxes	17,624	(3,092)	34,729	4,251
Net earnings	56,256	18,618	113,170	41,767
Less: Net (loss) earnings attributable to non-controlling interest	(61)	(51)	(61)	172
Net earnings attributable to Pinnacle Foods, Inc. and subsidiaries common shareholders	$56,317	$18,669	$113,231	$41,595

Net earnings per share attributable to Pinnacle Foods, Inc. and subsidiaries common shareholders:
Basic	$0.47	$0.16	$0.95	$0.35
Weighted average shares outstanding - basic	118,774	118,114	118,635	117,869
Diluted	$0.47	$0.16	$0.94	$0.35
Weighted average shares outstanding - diluted	119,948	119,607	119,881	119,469
Dividends declared	$0.325	$0.285	$0.650	$0.570
See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (unaudited)
(thousands)

	Three months ended						Six months ended
	July 1, 2018			June 25, 2017			July 1, 2018			June 25, 2017
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings			$56,256			$18,618			$113,170			$41,767
Other comprehensive earnings (loss)
Foreign currency translation:
Foreign currency translation adjustments	(1,663)	—	(1,663)	652	—	652	(3,841)	—	(3,841)	1,765	—	1,765
Cash-flow hedges:
Unrealized gains (losses) arising during the period	8,053	(2,119)	5,934	(5,147)	1,973	(3,174)	21,658	(5,583)	16,075	(4,652)	1,781	(2,871)
Reclassification adjustment for (gains) losses included in net earnings	(1,227)	314	(913)	(278)	106	(172)	(1,298)	331	(967)	21,597	(8,245)	13,352
Pension:
Reclassification of net actuarial loss included in net earnings	217	(54)	163	309	(119)	190	476	(118)	358	578	(221)	357
Other comprehensive earnings (loss)	5,380	(1,859)	3,521	(4,464)	1,960	(2,504)	16,995	(5,370)	11,625	19,288	(6,685)	12,603
Total comprehensive earnings			59,777			16,114			124,795			54,370
Less: Comprehensive earnings attributable to non-controlling interest			(61)			(51)			(61)			172
Comprehensive earnings attributable to Pinnacle Foods Inc. and Subsidiaries			$59,838			$16,165			$124,856			$54,198

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
(thousands, except share and per share amounts)

	July 1, 2018	December 31, 2017
Current assets:
Cash and cash equivalents	$80,431	$249,828
Accounts receivable, net of allowances of $9,584 and $10,036, respectively	264,358	281,622
Inventories	507,937	489,806
Other current assets	15,889	11,061
Total current assets	868,615	1,032,317
Plant assets, net of accumulated depreciation of $566,121 and $566,202, respectively	754,114	739,713
Tradenames	2,463,172	2,463,374
Other assets, net	173,971	164,899
Goodwill	2,175,290	2,177,961
Total assets	$6,435,162	$6,578,264

Current liabilities:
Short-term borrowings	$1,842	$2,739
Current portion of long-term obligations	54,126	33,934
Accounts payable	329,035	323,062
Accrued trade marketing expense	32,113	38,975
Accrued liabilities	119,945	122,131
Dividends payable	40,066	40,470
Total current liabilities	577,127	561,311
Long-term debt	2,703,917	2,925,594
Pension and other postretirement benefits	50,134	53,251
Other long-term liabilities	28,662	34,037
Deferred tax liabilities	643,792	623,833
Total liabilities	4,003,632	4,198,026
Commitments and contingencies (Note 15)
Shareholders' equity:
Pinnacle preferred stock: $.01 per share, 50,000,000 shares authorized, none issued	—	—
Pinnacle common stock: par value $.01 per share, 500,000,000 shares authorized; issued 120,184,208 and 120,018,215, respectively	1,202	1,200
Additional paid-in-capital	1,457,492	1,453,054
Retained earnings	1,027,855	987,238
Accumulated other comprehensive loss	(23,954)	(30,250)
Capital stock in treasury, at cost, 1,000,000 common shares	(32,110)	(32,110)
Total Pinnacle Foods Inc. and subsidiaries shareholders' equity	2,430,485	2,379,132
Non-controlling interest	1,045	1,106
Total Equity	2,431,530	2,380,238
Total liabilities and equity	$6,435,162	$6,578,264

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands)

	Six months ended
	July 1, 2018	June 25, 2017
Cash flows from operating activities
Net earnings	$113,170	$41,767
Non-cash charges (credits) to net earnings
Depreciation and amortization	54,251	80,899
Intangible asset impairment charge	—	27,430
Amortization of debt acquisition costs and discount on term loan	1,612	2,597
Call premium on note redemptions	4,267	—
Recognition of deferred costs related to refinancing	12,681	28,494
Change in value of financial instruments, including amounts reclassified from Accumulated Other Comprehensive Loss from settlement of hedges	1,078	25,043
Equity-based compensation charges	9,979	9,656
Pension expense, net of contributions	(2,641)	(1,136)
Other long-term liabilities	(6,331)	(1,193)
Foreign exchange losses/(gains)	894	(398)
Deferred income taxes	12,348	(5,780)
Changes in working capital
Other liabilities - cash settlement of hedges related to refinancing	—	(20,722)
Accounts receivable	16,851	11,777
Inventories	(19,056)	(31,745)
Accrued trade marketing expense	(6,973)	(17,748)
Accounts payable	20,870	35,379
Accrued liabilities	1,091	(53,991)
Other current assets	659	(9,981)
Net cash provided by operating activities	214,750	120,348
Cash flows from investing activities
Capital expenditures	(60,333)	(49,355)
Proceeds from sale of plant assets	—	1,947
Other investing	608	—
Net cash used in investing activities	(59,725)	(47,408)
Cash flows from financing activities
Proceeds from bank term loans	2,289,380	2,262,000
Repayments of long-term obligations	(2,614,629)	(2,472,320)
Proceeds from short-term borrowings	—	1,634
Repayments of short-term borrowings	(2,391)	(2,240)
Borrowings under revolving credit facility	100,000	—
Repayment of capital lease obligations	(6,188)	(4,216)
Dividends paid	(78,171)	(67,412)
Net proceeds from issuance of common stock	2,046	9,051
Taxes paid related to net share settlement of equity awards	(7,572)	(8,926)
Debt acquisition costs	(6,569)	(12,937)
Net cash used in financing activities	(324,094)	(295,366)
Effect of exchange rate changes on cash	(328)	219
Net change in cash and cash equivalents	(169,397)	(222,207)
Cash and cash equivalents - beginning of period	249,828	353,076
Cash and cash equivalents - end of period	$80,431	$130,869

Supplemental disclosures of cash flow information:
Interest paid	$60,817	$62,180
Interest received	1,391	28
Income taxes paid	44,617	47,569
Non-cash investing and financing activities:
New capital leases	17,901	8,951
Dividends payable	40,066	35,244
Accrued additions to plant assets	12,518	10,422

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
(thousands, except share and per share amounts)

	Common Stock		Treasury Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 25, 2016	119,127,269	$1,191	(1,000,000)	$(32,110)	$1,429,447	$601,049	$(51,569)	$1,948,008	$934	$1,948,942
Equity-based compensation plans	658,775	7			9,774			9,781		9,781
Dividends ($0.570 per share) (a)						(68,281)		(68,281)		(68,281)
Non-controlling interest in acquisition								—	172	172
Comprehensive earnings						41,767	12,603	54,370		54,370
Balance, June 25, 2017	119,786,044	$1,198	(1,000,000)	$(32,110)	$1,439,221	$574,535	$(38,966)	$1,943,878	$1,106	$1,944,984

Balance, December 31, 2017	120,018,215	$1,200	(1,000,000)	$(32,110)	$1,453,054	$987,238	$(30,250)	$2,379,132	$1,106	$2,380,238
Equity-based compensation plans	165,993	2			4,438			4,440		4,440
Dividends ($0.650 per share) (b)						(77,882)		(77,882)		(77,882)
Reclassification of tax effects relating to U.S. tax reform						5,329	(5,329)	—		—
Net earnings attributable to non-controlling interest								—	(61)	(61)
Comprehensive earnings						113,170	11,625	124,795		124,795
Balance, July 1, 2018	120,184,208	$1,202	(1,000,000)	$(32,110)	$1,457,492	$1,027,855	$(23,954)	$2,430,485	$1,045	$2,431,530

(a) $0.285 per share declared February 2017 and June 2017.
(b) $0.325 per share declared February 2018 and June 2018.

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
Merger Agreement with Conagra Brands, Inc.

On June 26, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Conagra Brands, Inc., a Delaware corporation ("Conagra") and Patriot Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Conagra (“Merger Sub”). The Merger Agreement provides for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Conagra.

At the time of the Merger, each of the Company's shares of common stock will be converted into the right to receive $43.11 in cash and 0.6494 shares of Conagra common stock. This implied a price of $68.00 per share of the Company's common stock on the date of the announcement. The final purchase price is expected to be valued at approximately $10.9 billion, including the Company's outstanding net debt.

The transactions contemplated by the Merger Agreement are subject to the satisfaction of certain customary conditions, including the approval of the Merger Agreement by at least a majority of the Company's shareholders, the receipt of regulatory approvals, the absence of any legal prohibitions, the accuracy of the representations and warranties of the parties, and compliance by the parties with their respective obligations under the Merger Agreement.

Under certain circumstances defined within the Merger Agreement, in the event that the Merger Agreement is terminated, the Company would be required to pay Conagra a termination fee of approximately $264 million.

In the second quarter of 2018, the Company incurred $10.8 million of professional fees associated with this transaction. For the remainder of 2018, approximately $65 million to $70 million of additional charges for professional fees, employee incentives and other costs related to the Merger are expected to be incurred.

2. Interim Financial Statements

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of July 1, 2018, the results of operations for the three and six months ended July 1, 2018 and June 25, 2017, and the cash flows for the six months ended July 1, 2018 and June 25, 2017. The results of operations are not necessarily indicative of the results to be expected for the

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

full fiscal year. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2017.

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

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of net consideration expected to be received in exchange for transferring products. Revenue from product sales is governed primarily by customer pricing and trade marketing agreements (see further discussion below) and related purchase orders (“contracts”) which specify shipping terms and certain aspects of the transaction price including rebates, discounts and other sales incentives, such as trade marketing programs and product introductory fees. Contracts are at standalone pricing. The performance obligation in these contracts is determined by each of the individual purchase orders and the respective stated quantities, with revenue being recognized at a point in time when obligations under the terms of the agreement are satisfied. This generally occurs with the transfer of control of our products to the customer and the product is shipped. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. The Company's customers have an implicit and explicit right to return non-conforming products. A provision for payment discounts and product return allowances, which is estimated based upon the expected value method, is recorded as a reduction of sales in the same period that the revenue is recognized.

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

The adoption of ASC 606 did not have a material impact on Pinnacle's consolidated results of operations for the three and six months ended July 1, 2018.

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

The Company’s financial assets and liabilities subject to recurring fair value measurements and the required disclosures are as follows:

	July 1, 2018	Fair Value Measurements Using Fair Value Hierarchy			December 31, 2017	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Interest rate derivatives	$27,505	$—	$27,505	$—	$8,194	$—	$8,194	$—
Foreign currency derivatives	295	—	295	—	—	—	—	—
Commodity derivatives	1,801	—	1,801	—	2,615	—	2,615	—
Total assets at fair value	$29,601	$—	$29,601	$—	$10,809	$—	$10,809	$—

Liabilities
Foreign currency derivatives	$—	$—	$—	$—	$750	$—	$750	$—
Commodity derivatives	600	—	600	—	336	—	336	—
Total liabilities at fair value	$600	$—	$600	$—	$1,086	$—	$1,086	$—

The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk.

The valuations of these instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate, commodity, and foreign exchange forward curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of the authoritative guidance for fair value disclosure, the Company incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Other than the Tradename discussed below, the Company had no fair value measurements based upon significant unobservable inputs (Level 3) as of July 1, 2018 or December 31, 2017.

In addition to the instruments named above, the Company also makes fair value measurements in connection with any goodwill and tradename impairment testing. These measurements fall into Level 3 of the fair value hierarchy.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

6. Other Expense, net

	Three months ended		Six months ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Other expense, net consists of:
Amortization of intangibles/other assets	$2,328	$6,324	$4,656	$10,866
Foreign exchange losses/(gains)	369	(165)	894	(398)
Redemption premium on the early extinguishment of debt	4,267	—	4,267	—
Merger Agreement costs (Note 1)	10,836	—	10,836	—
Royalty income and other	(355)	(871)	(343)	(950)
Total other expense, net	$17,445	$5,288	$20,310	$9,518

Foreign exchange losses/(gains). These represent foreign exchange losses/(gains) from intra-entity loans resulting from the Company's November 2014 Garden Protein acquisition that are anticipated to be settled in the foreseeable future.

Redemption premium on the early extinguishment of debt. On May 30, 2018, the Company redeemed all $350.0 million of its outstanding 4.875% Senior Notes at a redemption price of 101.2% of the aggregate principle amount resulting in a redemption premium paid of $4.3 million (the "Redemption Premium").

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
Expense Information
The following table summarizes equity-based compensation expense which was allocated as follows:

	Three months ended		Six months ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Cost of products sold	$806	$367	$1,412	$882
Marketing and selling expenses	1,391	1,746	1,900	2,913
Administrative expenses	3,302	3,247	6,288	5,554
Research and development expenses	201	187	379	307
Pre-tax equity-based compensation expense	5,700	5,547	9,979	9,656
Income tax benefit	(1,195)	(2,113)	(2,046)	(3,674)
Net equity-based compensation expense	$4,505	$3,434	$7,933	$5,982

Amended and Restated 2013 Omnibus Incentive Plan

In connection with the IPO, the Company adopted an equity incentive plan (the “2013 Omnibus Incentive Plan”) providing for the issuance of up to 11,300,000 shares of common stock. On May 25, 2016, the Company’ shareholders approved the Company’s Amended and Restated 2013 Omnibus Incentive Plan (the “Amended and Restated Omnibus Incentive Plan”). Awards granted

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

under the Amended and Restated Omnibus Incentive Plan include non-qualified stock options, restricted shares and restricted stock units ("RSU's"), the majority of which vest in full three years from the date of grant. The Company also grants performance shares ("PS's") and performance share units ("PSU's") both of which vest based on achievement of total shareholder return performance goals. Awards of PS's and PSU's will be earned by comparing the Company's total shareholder return during a three-year period to the respective total shareholder returns of companies in the Company's performance peer group. Based upon the Company's ranking in the performance peer group, a recipient of PS's or PSU's may earn a total award ranging from 0% to 200% of the initial grant.

During the first quarter of 2018, as part of our ongoing equity compensation program:

•	We granted 439,110 nonqualified stock options with grant date fair values of $10.06 and exercise prices of $54.10 using the BlackScholes pricing method to value the awards.

•	We granted 141,628 PSU's with grant date fair values of $60.30 using the Monte Carlo simulation model to value the awards.

•	We granted 185,241 RSU's with grant date fair values of $55.29, which was the average closing price of our stock on the dates of grant.

During the second quarter of 2018, as part of our ongoing equity compensation program:

•	We granted 3,066 PSU's with weighted average grant date fair values of $68.06 using the Monte Carlo simulation model to value the awards.

•	We granted 20,478 RSU's with weighted average grant date fair values of $63.64, which was the average closing price of our stock on the dates of grant.

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings or loss for common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are calculated by dividing net earnings by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

	Three months ended		Six months ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Weighted-average common shares	118,773,942	118,114,090	118,635,078	117,868,921
Effect of dilutive securities:	1,174,379	1,492,739	1,245,448	1,600,267
Dilutive potential common shares	119,948,321	119,606,829	119,880,526	119,469,188

Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities. For the three and six months ended July 1, 2018, conversion of securities totaling 760,575 and 503,634, respectively, into common share equivalents were excluded from this calculation as their effect would have been anti-dilutive. For the three and six months ended June 25, 2017, conversion of securities totaling 489,273, and 266,530, respectively, into common share equivalents were excluded from this calculation as their effect would have been anti-dilutive.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

8. Accumulated Other Comprehensive Loss

The components of Accumulated other comprehensive loss consist of the following:

	Currency translation adjustments	Gains (Losses) on cash flow hedges	Change in pensions	Total
Balance, December 31, 2017	$2,095	$6,571	$(38,916)	$(30,250)
Other comprehensive (loss)/income before reclassification	(3,841)	16,075	—	12,234
Amounts reclassified from accumulated other comprehensive loss	—	(967)	358	(609)
Net current period other comprehensive (loss)/income	(3,841)	15,108	358	11,625
Adoption of ASU 2018-02	—	1,088	(6,417)	(5,329)
Balance, July 1, 2018	$(1,746)	$22,767	$(44,975)	$(23,954)

	Currency translation adjustments	Gains (Losses) on cash flow hedges	Change in pensions	Total
Balance, December 25, 2016	$(3,989)	$(8,234)	$(39,346)	$(51,569)
Other comprehensive loss before reclassification	1,765	(2,871)	—	(1,106)
Amounts reclassified from accumulated other comprehensive loss	—	13,352	357	13,709
Net current period other comprehensive (loss)/income	1,765	10,481	357	12,603
Balance, June 25, 2017	$(2,224)	$2,247	$(38,989)	$(38,966)

The following table presents amounts reclassified out of Accumulated Other Comprehensive Loss ("AOCL") and into Net earnings for the three and six months ended July 1, 2018 and June 25, 2017, respectively.

	Amounts Reclassified from AOCL
	Three months ended		Six months ended
Details about Accumulated Other Comprehensive Loss Components	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017		Reclassified from AOCL to:
Gains and (losses) on financial instrument contracts
Interest rate contracts	$1,166	$122	$1,311	$(21,652)		Interest expense
Foreign exchange contracts	61	156	(13)	55		Cost of products sold
Total pre-tax	1,227	278	1,298	(21,597)
Tax (expense) benefit	(314)	(106)	(331)	8,245		Provision for income taxes
Net of tax	913	172	967	(13,352)

Pension actuarial assumption adjustments
Amortization of actuarial loss	(217)	(309)	(476)	(578)	(a)	Cost of products sold
Tax benefit	54	119	118	221		Provision for income taxes
Net of tax	(163)	(190)	(358)	(357)
Net reclassifications into net earnings	$750	$(18)	$609	$(13,709)

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

	July 1, 2018	December 31, 2017
Customers	$263,631	$280,086
Allowances for cash discounts, bad debts and returns	(9,584)	(10,036)
Subtotal	254,047	270,050
Other receivables	10,311	11,572
Total	$264,358	$281,622

Inventories. Inventories are as follows:

	July 1, 2018	December 31, 2017
Raw materials	$98,547	$78,567
Work in progress (1)	39,684	65,800
Finished product	369,706	345,439
Total	$507,937	$489,806
(1) Work in progress is primarily agricultural inventory.

The Company has various purchase commitments for raw materials and certain finished products within the ordinary course of business. Such commitments are not at prices in excess of current market prices.

Plant Assets. Plant assets are as follows:

	July 1, 2018	December 31, 2017
Land	$15,648	$15,648
Buildings	333,519	327,501
Machinery and equipment	897,169	898,728
Projects in progress	73,899	64,038
Subtotal	1,320,235	1,305,915
Accumulated depreciation	(566,121)	(566,202)
Total	$754,114	$739,713

Depreciation was $25.0 million and $49.6 million during the three and six months ended July 1, 2018, respectively. Depreciation was $47.5 million and $70.0 million during the three and six months ended June 25, 2017, respectively, which included accelerated depreciation charges as described in Note 11. As of July 1, 2018 and December 31, 2017, Plant Assets included assets under capital lease with a book value of $58.8 million and $44.6 million (net of accumulated depreciation of $20.8 million and $18.6 million), respectively.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Accrued Liabilities. Accrued liabilities are as follows:

	July 1, 2018	December 31, 2017
Employee compensation and benefits	$51,963	$39,699
Interest payable	17,537	19,254
Consumer coupons	3,493	2,400
Accrued restructuring charges (Note 11)	342	1,414
Accrued financial instrument contracts (Note 14)	543	988
Accrued broker commissions	7,070	6,994
Accrued income taxes	6,199	26,805
Other	32,798	24,577
Total	$119,945	$122,131
Other Long-Term Liabilities. Other long-term liabilities are as follows:

	July 1, 2018	December 31, 2017
Employee compensation and benefits	$14,618	$14,197
Long-term rent liability and deferred rent allowances	5,735	6,217
Liability for uncertain tax positions (a)	6,223	11,140
Accrued financial instrument contracts (Note 14)	57	98
Other	2,029	2,385
Total	$28,662	$34,037

(a) The decrease is primarily related to a change in our tax accounting methodology for capitalized inventory.

10. Goodwill, Tradenames and Other Assets
Goodwill
Goodwill by segment is as follows:

	Frozen	Grocery	Boulder	Specialty	Total
Balance, December 31, 2017	$764,824	$860,972	$364,883	$187,282	$2,177,961
Foreign currency adjustment	(2,671)	—	—	—	(2,671)
Balance, July 1, 2018	$762,153	$860,972	$364,883	$187,282	$2,175,290

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Tradenames
Tradenames by segment are as follows:

	Frozen	Grocery	Boulder	Specialty	Total
Balance, December 31, 2017	$738,344	$1,253,622	$442,808	$28,600	$2,463,374
Foreign currency adjustment	(202)	—	—	—	(202)
Balance, July 1, 2018	$738,142	$1,253,622	$442,808	$28,600	$2,463,172

The authoritative guidance for indefinite-lived assets provides that indefinite-lived assets will not be amortized, but will be tested for impairment on an annual basis or more often when events indicate. Upon completion of the annual testing in the third quarter of 2017, the Company recorded tradename impairments of $24.8 million on Celeste, $6.5 million on Snyder of Berlin, $4.2 million on Nalley, $3.1 million on Bernstein and $0.5 million on Swanson. Celeste and Swanson are reported in the Frozen segment, Nalley and Bernstein are reported in the Grocery segment, and Snyder of Berlin is reported in the Specialty segment. These charges were the result of the Company's reassessment of the long-term sales projections for the brands during our annual planning cycle which occurs during the third quarter each year as well as a 50 basis point increase in the weighted average cost of capital assumed in the calculation. The total carrying value of these five tradenames as of July 1, 2018 is $25.4 million.

As a result of the Exit (as defined in Note 11) in the second quarter of 2017, the Company recorded a tradename impairment charge of $27.4 million on the related tradename, which resulted in a carrying value of $0. The charge is reported in the Frozen segment. See Note 11 for further details.

To estimate the fair value of our Tradenames we use the relief from royalty method, which utilizes forecasted discounted cash flows to estimate the fair value. The utilization of this method requires us to make significant assumptions including sales growth rates, implied royalty rates and discount rates. As of July 1, 2018, we identified an additional three tradenames which do not have a fair value that exceeded their carrying value by at least 15%. The total carrying value of these tradenames as of July 1, 2018 is $359.3 million.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Other Assets

	July 1, 2018
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$51,487	$(46,815)	$4,672
Customer relationships - Distributors	34	176,369	(63,229)	113,140
Customer relationships - Food Service	10	11,400	(4,744)	6,656
Total amortizable intangibles		$239,256	$(114,788)	$124,468
Financial instruments (see Note 14)		22,949	—	22,949
Other (1)		31,639	(5,085)	26,554
Total other assets, net				$173,971
	Amortizable intangibles by segment
	Frozen			$38,036
	Grocery			45,511
	Boulder			31,774
	Specialty			9,147
				$124,468

	December 31, 2017
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$51,514	$(46,458)	$5,056
Customer relationships - Distributors	34	176,376	(59,681)	116,695
Customer relationships - Food Service	10	11,400	(4,004)	7,396
Customer relationships - Private Label	7	1,290	(1,290)	—
Total amortizable intangibles		$240,580	$(111,433)	$129,147
Financial instruments (see Note 14)		8,160	—	8,160
Other (1)		32,607	(5,015)	27,592
Total other assets, net				$164,899
	Amortizable intangibles by segment
	Frozen			$39,229
	Grocery			46,888
	Boulder			33,057
	Specialty			9,973
				$129,147

(1) As of July 1, 2018 and December 31, 2017, Other primarily consists of cost basis investments in companies in the natural and organic food and beverage industries acquired through the Boulder Brands acquisition as well as security deposits, supplemental savings plan investments and debt acquisition costs associated with the Company's revolving credit facility.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Amortization of intangible assets was $2.3 million and $4.7 million for the three and six months ended July 1, 2018. Amortization of intangible assets was $6.3 million and $10.9 million for the three and six months ended June 25, 2017. Estimated amortization expense for each of the next five years and thereafter is as follows: remainder of 2018 - $4.7 million; 2019 - $8.6 million; 2020 - $7.9 million; 2021 - $6.6 million; 2022 - $6.4 million and thereafter - $90.2 million.

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

The following table summarizes charges accrued as of July 1, 2018 related to the Exit. These amounts are recorded in our Consolidated Balance Sheet in Accrued Liabilities.

	Balance			Balance
Description	December 31, 2017	Expense	Payments	July 1, 2018
Accrued restructuring charges	$1,126	$—	$(784)	$342

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

12. Debt and Interest Expense

	July 1, 2018	December 31, 2017
Short-term borrowings
- Notes payable	$1,842	$2,739
Total short-term borrowings	$1,842	$2,739
Long-term debt
- Tranche A Term Loans due 2023	$780,000	$—
- New Tranche B Term Loans due 2024	1,489,380	—
- Tranche B Term Loans due 2024	—	2,239,380
- 4.875% Senior Notes due 2021	—	350,000
- 5.875% Senior Notes due 2024	350,000	350,000
- Revolving Credit Facility	100,000	—
- 3.0% Note payable to Gilster Mary Lee Corporation	—	982
- Unamortized discount on long term debt and deferred financing costs	(14,066)	(21,846)
- Capital lease obligations	52,729	41,012
	2,758,043	2,959,528
Less: current portion of long-term obligations	54,126	33,934
Total long-term debt	$2,703,917	$2,925,594

Interest expense	Three months ended		Six months ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Interest expense	$28,841	$27,612	$59,096	$56,495
Amortization of debt acquisition costs	741	1,017	1,612	2,597
Non-cash recognition of deferred costs related to refinancing	1,768	—	12,681	28,494
Settlement of hedges related to refinancing	—	—	—	20,722
Interest rate swap (gains)/losses	(1,166)	(122)	(1,311)	930
Total interest expense	$30,184	$28,507	$72,078	$109,238

Fourth Amended and Restated Credit Agreement

On March 15, 2018, Pinnacle Foods Finance LLC, (1) entered into the First Amendment to the Third Amended and Restated Credit Agreement, which provided for both a six year term loan facility in the amount of $1,239.4 million (the "New Tranche B Term Loans") and a five year term loan facility in the amount of $800.0 million (the "Tranche A Term Loans") (together, the "Term Loans") (2) replaced the existing revolving credit facility with a new five year $300.0 million revolving credit facility, and (3) amended and restated the existing credit agreement (the "Fourth Amended and Restated Credit Agreement") in its entirety to make certain other amendments and modifications (the "First Quarter 2018 Refinancing").

As a result of the First Quarter 2018 Refinancing, Pinnacle Foods Finance LLC used the proceeds from the New Tranche B Term Loans and Tranche A Term Loans and $202.5 million of cash on hand to repay all existing indebtedness, including all outstanding accrued interest and fees, under the then existing Third Amended and Restated Credit Agreement, consisting of $2,239.4 million of Tranche B Term Loans.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

In connection with the First Quarter 2018 Refinancing, Pinnacle Foods Finance LLC incurred $4.8 million of debt acquisition costs, which were recorded as a reduction of the carrying value of debt. Pinnacle Foods Finance LLC also incurred a non-cash charge of $10.9 million related to existing debt acquisition costs.

On May 30, 2018, Pinnacle Foods Finance LLC, entered into the First Amendment to the Fourth Amended and Restated Credit Agreement, to establish $250.0 million of incremental Term Loans (the "Incremental Term Loans") which have the same terms as the existing New Tranche B Term Loans. The proceeds together with cash on hand and $100.0 million borrowed under our revolving credit facility were used to redeem the entire $350.0 million in aggregate principal amount of Pinnacle Foods Finance LLC's 4.875% Senior Notes at a redemption price of 101.2% (the "Second Quarter 2018 Refinancing").

In connection with the Second Quarter 2018 Refinancing, Pinnacle Foods Finance LLC incurred $1.6 million of debt acquisition costs, which were recorded as a reduction of the carrying value of debt. Pinnacle Foods Finance LLC also incurred a non-cash charge of $1.8 million related to existing debt acquisition costs.

We refer to the First Quarter 2018 Refinancing and the Second Quarter 2018 Refinancing as the "2018 Refinancings".

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
With respect to the Tranche A Term Loans, the base rate shall be no less than 1.0%. The base rate margin is 0.50% when the Company's Total Leverage Ratio is less than or equal to 3.75:1.00, 0.625% when the Total Leverage Ratio is less than or equal to 5.00:1.00 but greater than 3.75:1.00, and 0.75% when the Total Leverage Ratio is greater than 5.00:1.00. The Total Leverage Ratio is calculated by dividing consolidated total debt less the aggregate amount of all unrestricted cash and cash equivalents by Covenant Compliance EBITDA. The eurocurrency rate shall be no less than 0.0%. The eurocurrency rate margin is 1.50% when the Company's Total Leverage Ratio is less than or equal to 3.75:1.00, 1.625% when the Total Leverage Ratio is less than or equal to 5.00:1.00 but greater than 3.75:1.00 and 1.75% when the Total Leverage Ratio is greater than 5.00:1.00.
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

The Tranche A Term Loans amortize in quarterly installments of 1.25% of their aggregate funded total principal amount. The scheduled principal payments of the Tranche A Term Loans outstanding as of July 1, 2018 are $10.0 million in 2018, $40.0 million in 2019, $40.0 million in 2020, $40.0 million in 2021, $40.0 million in 2022, and $610.0 million in 2023.

Pursuant to the terms of the Senior Secured Credit Facility, Pinnacle Foods Finance LLC is required to maintain a ratio of Net First Lien Secured Debt to Adjusted EBITDA of no greater than 5.75 to 1.00. Net First Lien Secured Debt is defined as aggregate consolidated secured indebtedness, less the aggregate amount of all unrestricted cash and cash equivalents. In addition, under the Senior Secured Credit Facility and the indenture governing the Senior Notes, Pinnacle Foods Finance LLC's ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Senior Secured Leverage Ratio (which is currently the same as the ratio of Net First Lien Secured Debt to Adjusted EBITDA described above), in the case of the Senior Secured Credit Facility, or to the ratio of Adjusted EBITDA to fixed charges for the most recently concluded four consecutive fiscal quarters, in the case of the Senior Notes. The Senior Secured Credit Facility also permits restricted payments up to an aggregate amount of (together with certain other amounts) the greater of $75 million and 2% of Pinnacle Foods Finance LLC's consolidated total assets, so long as no default has occurred and is continuing and its pro forma Senior Secured Leverage Ratio would be no greater than 4.25 to 1.00. As of July 1, 2018, the Company is in compliance with all covenants and other obligations under the Senior Secured Credit Facility and the indenture governing the Senior Notes.
Senior Notes

The Company's 5.875% Senior Notes are general senior unsecured obligations of Pinnacle Foods Finance LLC, effectively subordinated to all existing and future senior secured indebtedness of Pinnacle Foods Finance LLC to the extent of the value of the assets securing that indebtedness and guaranteed on a full, unconditional, joint and several basis by Pinnacle Foods Finance LLC’s wholly-owned domestic subsidiaries that guarantee other indebtedness of Pinnacle Foods Finance LLC and by the Company. See Note 19 for Guarantor and Nonguarantor Financial Statements.
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

Debt acquisition costs
As part of the 2018 Refinancings, for the six months ended July 1, 2018, debt acquisition costs of $6.4 million were incurred as a reduction of the carrying value of debt and non-cash charges related to existing debt acquisition costs of $12.7 million were recognized in interest expense.
All debt acquisition costs are amortized into interest expense over the life of the related debt using the effective interest method. Amortization of these costs were $0.7 million and $1.5 million during the three and six months ended July 1, 2018, respectively. Amortization of these costs were $1.0 million and $2.5 million during the three and six months ended June 25, 2017, respectively.
The following summarizes debt acquisition cost activity during the six months ended July 1, 2018:

	Gross Carrying Amount	Accumulated Amortization	Net
Balance, December 31, 2017	$29,689	$(7,843)	$21,846
Additions	6,440	—	6,440
Amortization	—	(1,539)	(1,539)
Recognition of deferred costs	(17,638)	4,957	(12,681)
Balance, July 1, 2018	$18,491	$(4,425)	$14,066

Estimated fair value
The estimated fair value of the Company’s long-term debt, including the current portion, as of July 1, 2018, is as follows:

	July 1, 2018
Issue	Face Value	Fair Value
Tranche A Term Loans	780,000	780,000
New Tranche B Term Loans	1,489,380	1,489,380
5.875% Senior Notes	350,000	364,875
	$2,619,380	$2,634,255

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
The following represents the components of net periodic (benefit):

	Three months ended		Six months ended
Pension Benefits	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Interest cost	1,871	1,993	3,741	3,985
Expected return on assets	(2,931)	(2,753)	(5,862)	(5,507)
Amortization of actuarial loss	259	269	518	539
Net periodic benefit	$(802)	$(491)	$(1,603)	$(983)

As noted in Note 18, Recently Issued Accounting Pronouncements, we adopted guidance on the presentation of net periodic pension and postretirement benefit cost during the first quarter of fiscal year 2018. The amendments require that non-service related costs are presented outside of operating income in "Non-operating income."

Cash Flows
Contributions. The Company made contributions of $0.9 million to the Plan during the second quarter of 2018, and plans to make contributions of approximately $6.0 million for the remainder of fiscal 2018. The Company made contributions to the Plan totaling $0.3 million in fiscal 2017.
Multi-employer Plans

The Company contributes to the United Food and Commercial Workers International Union Industry Pension Fund (EIN 51-6055922) (the "UFCW Plan") under the terms of the collective-bargaining agreement with its Fort Madison employees.

For the three and six months ended July 1, 2018, contributions to the UFCW Plan were $0.2 million and $0.3 million, respectively. For the three and six months ended June 25, 2017 contributions to the UFCW Plan were $0.1 million and $0.3 million, respectively. The contributions to this UFCW Plan are paid monthly based upon the number of employees. They represent less than 5% of the total contributions received by this UFCW Plan using available information during the most recent plan year.

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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three and six months ended July 1, 2018 and June 25, 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

As of July 1, 2018, the Company had the following interest rate swaps that were designated as cash flow hedges of interest rate risk:

Product	Number of Instruments	Current Notional Amount	Trade Dates	Maturity Dates
Interest Rate Swaps	14	$1,499,000	Feb 2017 - Jan 2018	Jan 2019 - Feb 2023

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCL in the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in AOCL related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $8.9 million will be reclassified as a decrease to Interest expense.

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
As of July 1, 2018, the Company had the following foreign currency exchange contracts (in aggregate) that were designated as cash flow hedges of foreign exchange risk:

Product	Number of Instruments	Notional Purchased in Aggregate in USD	Trade Date	Maturity Dates
CAD $ Contracts	6	$14,017	Jul 2017	Aug 2018 - Dec 2018

The changes in the fair value of derivatives designated that qualify as cash flow hedges of foreign exchange risk is recorded in AOCL in the Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts excluded from the assessment of hedge effectiveness, are recognized directly in Cost of products sold in the Consolidated Statements of Operations. During the next twelve months, the Company estimates that an additional $0.3 million will be reclassified as a decrease to Cost of Products Sold expense.
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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

As of July 1, 2018, the Company had the following derivative instruments that were not designated in qualifying hedging relationships:

Commodity Contracts	Number of Instruments	Notional Purchased in Aggregate in USD	Trade Dates	Maturity Dates
Commodity Contracts	68	$12,388	Feb 2017 - May 2018	July 2018 - Dec 2019

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Balance Sheets as of July 1, 2018 and December 31, 2017.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value as of July 1, 2018	Balance Sheet Location	Fair Value as of July 1, 2018
Derivatives designated as hedging instruments
Interest Rate Contracts	Other current assets	$4,556	Accrued liabilities	$—
	Other assets, net	22,949	Other long-term liabilities	—

Foreign Exchange Contracts	Other current assets	295	Accrued liabilities	—
	Other assets, net	—	Other long-term liabilities	—
Total derivatives designated as hedging instruments		$27,800		$—
Derivatives not designated as hedging instruments
Commodity Contracts	Other current assets	$1,801	Accrued liabilities	$543
	Other assets, net	—	Other long-term liabilities	57
Total derivatives not designated as hedging instruments		$1,801		$600

	Balance Sheet Location	Fair Value as of December 31, 2017	Balance Sheet Location	Fair Value as of December 31, 2017
Derivatives designated as hedging instruments
Interest Rate Contracts	Other current assets	$34	Accrued liabilities	$—
	Other assets, net	8,160	Other long-term liabilities	—
Foreign Exchange Contracts	Other current assets	—	Accrued liabilities	750
Total derivatives designated as hedging instruments		$8,194		$750
Derivatives not designated as hedging instruments
Commodity Contracts	Other current assets	$2,615	Accrued liabilities	$238
	Other assets, net	—	Other long-term liabilities	98
Total derivatives not designated as hedging instruments		$2,615		$336

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

The Company has elected not to offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of July 1, 2018 and December 31, 2017 would be adjusted as detailed in the following table:

	July 1, 2018			December 31, 2017
Derivative Instrument	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$29,601	(283)	$29,318	$10,809	(1,086)	$9,723

Total liability derivatives	$600	(283)	$317	$1,086	(1,086)	$—

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

The table below presents the effect of the Company’s derivative financial instruments in the Consolidated Statements of Operations and AOCL for the three and six months ended July 1, 2018 and June 25, 2017.

Tabular Disclosure of the Effect of Derivative Instruments

Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	Recognized in AOCL on Derivative	Portion reclassified from AOCL to:	Reclassified from AOCL into Earnings		Consolidated Statements of Operations Hedged Items impact	Income/(Expense) related to Hedged Items
Interest Rate Contracts	$7,708	Interest expense	$1,166		Interest expense	$(12,610)
Foreign Exchange Contracts	345	Cost of products sold	61		Cost of products sold	(7,001)
Three months ended July 1, 2018	$8,053		$1,227

Interest Rate Contracts	$20,623	Interest expense	$1,311		Interest expense	$(24,208)
Foreign Exchange Contracts	1,035	Cost of products sold	(13)		Cost of products sold	(13,998)
Six months ended July 1, 2018	$21,658		$1,298

Interest Rate Contracts	$(5,108)	Interest expense	$122		Interest expense	$(11,236)
Foreign Exchange Contracts	(39)	Cost of products sold	156		Cost of products sold	(6,846)
Three months ended June 25, 2017	$(5,147)		$278

Interest Rate Contracts	$(4,869)	Interest expense	$(21,652)	(a)	Interest expense	$(22,087)
Foreign Exchange Contracts	217	Cost of products sold	55		Cost of products sold	(13,564)
Six months ended June 25, 2017	$(4,652)		$(21,597)

Derivatives Not Designated as Hedging Instruments		Recognized in Earnings in:	Recognized in Earnings
Commodity Contracts		Cost of products sold	$598
Three months ended July 1, 2018			$598

Commodity Contracts		Cost of products sold	$980
Six months ended July 1, 2018			$980

Commodity Contracts		Cost of products sold	$(2,034)
Interest Rate Contracts		Interest expense	—
Three months ended June 25, 2017			$(2,034)

Commodity Contracts		Cost of products sold	$(4,003)
Interest Rate Contracts		Interest expense	20,723
Six months ended June 25, 2017			$16,720

(a) Includes $20.7 million of accelerated reclassifications out of AOCL, related to the 2017 Refinancing.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Credit risk-related contingent features
The Company has agreements with certain counterparties that contain a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of July 1, 2018, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, was $0.3 million. As of July 1, 2018, the Company has not posted any collateral related to these agreements. If the Company has breached any of these provisions at July 1, 2018, it could have been required to settle its obligations under the agreements at their termination value of $0.3 million.

15. Commitments and Contingencies
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

16. Segments

The Company is a leading manufacturer, marketer and distributor of high quality, branded food products in North America. The business is comprised of four reportable segments: Frozen, Grocery, Boulder and Specialty.

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

	Three months ended		Six months ended
SEGMENT INFORMATION	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Net sales
Frozen	$308,504	$295,893	$653,375	$616,835
Grocery	256,620	276,057	517,627	535,407
Boulder	98,898	94,654	196,654	191,946
Specialty	77,739	78,004	152,937	166,494
Total	$741,761	$744,608	$1,520,593	$1,510,682
Earnings before interest and taxes
Frozen	$49,740	$(12,260)	$103,451	$38,662
Grocery	52,131	61,870	101,879	113,677
Boulder	16,018	12,249	27,869	18,921
Specialty	9,489	(10,648)	17,705	(1,760)
Unallocated corporate expenses	(23,330)	(7,191)	(31,155)	(14,272)
Total	$104,048	$44,020	$219,749	$155,228
Depreciation and amortization
Frozen	$11,805	$38,625	$23,439	$49,194
Grocery	7,838	7,824	15,587	15,900
Boulder	4,565	3,686	8,917	7,447
Specialty	3,155	3,676	6,308	8,358
Total	$27,363	$53,811	$54,251	$80,899
Capital expenditures (1)
Frozen	$24,272	$8,275	$48,546	$21,593
Grocery	9,244	6,214	18,424	13,744
Boulder	2,790	5,477	6,682	13,222
Specialty	1,143	4,275	4,582	9,747
Total	$37,449	$24,241	$78,234	$58,306

NET SALES BY PRODUCT TYPE
Net sales
Frozen	$395,637	$391,929	$825,376	$799,789
Shelf stable and meal enhancers	248,520	238,695	486,195	486,101
Desserts	62,530	77,389	140,278	154,635
Snacks	35,074	36,595	68,744	70,157
Total	$741,761	$744,608	$1,520,593	$1,510,682

GEOGRAPHIC INFORMATION
Net sales
United States	$727,661	$729,927	$1,491,854	$1,484,514
Canada	37,445	37,501	78,819	74,195
Intercompany	(23,345)	(22,820)	(50,080)	(48,027)
Total	$741,761	$744,608	$1,520,593	$1,510,682

(1)	Includes new capital leases.

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

SEGMENT INFORMATION	July 1, 2018	December 31, 2017
Total assets
Frozen	$2,347,290	$2,417,543
Grocery	2,731,780	2,787,209
Boulder	994,489	1,005,209
Specialty	351,620	357,040
Corporate	9,983	11,263
Total	$6,435,162	$6,578,264
GEOGRAPHIC INFORMATION
Plant assets
United States	$724,124	$707,670
Canada	29,990	32,043
Total	$754,114	$739,713

17. Provision for Income Taxes

The provision for income taxes and related effective tax rates for the three and six months ended July 1, 2018 and June 25, 2017, respectively, were as follows:

	Three months ended		Six months ended
Provision (benefit) for income taxes	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Current	$10,973	$7,746	$22,381	$10,031
Deferred	6,651	(10,838)	12,348	(5,780)
Total	$17,624	$(3,092)	$34,729	$4,251

Effective tax rate	23.9%	(19.9)%	23.5%	9.2%

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. Among other provisions, the Act reduced the federal statutory corporate income tax rate from 35.0% to 21.0%. The Company continues to evaluate the impact of certain foreign and domestic income provisions of the Act and for the three and six months ended July 1, 2018 has determined those provisions will not have a material effect on its fiscal year 2018 financial statements. Once the Company finalizes its analysis of the Act it will be able to conclude on any further adjustments to be recorded in these provisional amounts. Any such adjustment is reported as a component of income taxes in the reporting period in which such adjustments are determined, which will be no later than the fourth quarter of 2018, or as a component of our 2018 annualized effective income tax rate, depending on the nature of the adjustment.

Our effective income tax rate for the three and six months ended July 1, 2018 reflects a decrease in the federal rate to 21.0% as a result of the Act. The rate also includes a benefit of 1.1% and 1.5%, respectively, from share based payment transactions being recorded as an item of continuing operations in accordance with ASU 2016-09, “Improvements to Employee Share-Based Payment

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Accounting” effective for our 2017 fiscal year, a benefit of 1.6% and 0.8%, respectively from an adjustment to our income tax liability, a charge of 0.6% and 1.0%, respectively, from changes in state tax law and a charge of 1.0% and .5%, respectively, from non-deductible transaction costs in connection with the Merger Agreement.

Our effective income tax rate for the three and six months ended June 25, 2017 reflects the former 35.0% federal rate and includes a benefit of 40.6% and 21.9%, respectively, from share based payment transactions being recorded as an item of continuing operations in accordance with ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” effective for our 2017 fiscal year and a benefit of 15.5% and 5.2%, respectively, from changes in state tax law.

The Company regularly evaluates its deferred tax assets for future realization.  A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized.  Changes in valuation allowances from period to period are included in the Company's tax provision in the period of change. There was no significant movement in our valuation allowances during the three and six months ended July 1, 2018 and June 25, 2017.

The Company is a loss corporation as defined by Internal Revenue Code (“the Code”) Section 382. Section 382 places an annual limitation on our ability to use our federal net operating loss (“NOL”) carryovers and other attributes to reduce future taxable income. As of July 1, 2018, we have federal NOL carryovers of $408.3 million subject to an annual limitation of $17.1 million. As a result, $237.2 million of the carryovers exceed the estimated available Section 382 limitation. The Company has reduced its deferred tax assets for this limitation.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. The FASB is amending the FASB Accounting Standards Codification ("ASC") and creating Topic 842, Leases, which will supersede Topic 840, Leases. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Under the new guidance, lessees will be required to recognize the assets and liabilities arising from leases on the balance sheet. The updated guidance will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. In transition to the new guidance, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company has made progress in its data collection and evaluation of its leasing arrangements, practical expedients and accounting policy elections. The Company continues to evaluate the guidance but is currently unable to reasonably estimate the expected increase in assets and liabilities on its balance sheet from operating leases.

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
The following condensed consolidating financial information presents:

(1)	(a) Condensed consolidating balance sheets as of July 1, 2018 and December 31, 2017.
(b) The related condensed consolidating statements of operations and comprehensive earnings for the Company, Pinnacle Foods Finance LLC, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Three months ended July 1, 2018; and
ii. Three months ended June 25, 2017.

(c) The related condensed consolidating statements of cash flows for the Company, Pinnacle Foods Finance LLC, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Six months ended ended July 1, 2018; and
ii. Six months ended ended June 25, 2017.

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Balance Sheet July 1, 2018

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$—	$74,106	$6,325	$—	$80,431
Accounts receivable, net	—	—	255,703	8,655	—	264,358
Intercompany accounts receivable	101,958	—	1,273,461	—	(1,375,419)	—
Inventories, net	—	—	484,820	23,117	—	507,937
Other current assets	—	6,652	8,638	599	—	15,889
Total current assets	101,958	6,652	2,096,728	38,696	(1,375,419)	868,615
Plant assets, net	—	—	724,124	29,990	—	754,114
Investment in subsidiaries	2,368,797	3,246,303	43,116	—	(5,658,216)	—
Intercompany note receivable	—	2,929,846	45,382	9,800	(2,985,028)	—
Tradenames	—	—	2,458,681	4,491	—	2,463,172
Other assets, net	—	23,649	140,388	9,934	—	173,971
Deferred tax assets	—	238,233	—	—	(238,233)	—
Goodwill	—	—	2,115,731	59,559	—	2,175,290
Total assets	$2,470,755	$6,444,683	$7,624,150	$152,470	$(10,256,896)	$6,435,162
Current liabilities:
Short-term borrowings	$—	$—	$1,842	$—	$—	$1,842
Current portion of long-term obligations	—	40,000	14,124	2	—	54,126
Accounts payable	—	—	321,724	7,311	—	329,035
Intercompany accounts payable	—	1,353,051	—	22,367	(1,375,418)	—
Accrued trade marketing expense	—	—	29,095	3,018	—	32,113
Accrued liabilities	204	17,464	97,000	5,277	—	119,945
Dividends payable	40,066	—	—	—	—	40,066
Total current liabilities	40,270	1,410,515	463,785	37,975	(1,375,418)	577,127
Long-term debt	—	2,665,314	38,565	38	—	2,703,917
Intercompany note payable	—	—	2,919,752	65,277	(2,985,029)	—
Pension and other postretirement benefits	—	—	50,134	—	—	50,134
Other long-term liabilities	—	57	27,781	824	—	28,662
Deferred tax liabilities	—	—	877,830	4,195	(238,233)	643,792
Total liabilities	40,270	4,075,886	4,377,847	108,309	(4,598,680)	4,003,632
Commitments and contingencies (Note 15)
Shareholders' equity:
Pinnacle common stock	1,202	—	—	—	—	1,202
Additional paid-in-capital	1,457,492	1,458,694	1,380,615	32,771	(2,872,080)	1,457,492
Retained earnings	1,027,855	934,057	1,898,201	13,889	(2,846,147)	1,027,855
Accumulated other comprehensive (loss)/gain	(23,954)	(23,954)	(32,513)	(3,544)	60,011	(23,954)
Capital stock in treasury, at cost	(32,110)	—	—	—	—	(32,110)
Total Pinnacle Foods Inc. and Subsidiaries stockholders' equity	2,430,485	2,368,797	3,246,303	43,116	(5,658,216)	2,430,485
Non-controlling interest	—	—	—	1,045	—	1,045
Total Equity	2,430,485	2,368,797	3,246,303	44,161	(5,658,216)	2,431,530
Total liabilities and equity	$2,470,755	$6,444,683	$7,624,150	$152,470	$(10,256,896)	$6,435,162

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

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings For the three months ended July 1, 2018

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$727,662	$37,445	$(23,346)	$741,761
Cost of products sold	—	—	522,192	31,171	(23,064)	530,299
Gross profit	—	—	205,470	6,274	(282)	211,462

Marketing and selling expenses	—	—	49,539	1,078	—	50,617
Administrative expenses	—	—	33,813	1,555	—	35,368
Research and development expenses	—	—	4,626	160	—	4,786
Intercompany royalties	—	—	(146)	146	—	—
Intercompany management fees	—	—	—	282	(282)	—
Intercompany technical service fees	—	—	—	—	—	—
Other (income) expense, net	—	4,637	12,638	170	—	17,445
Equity in (earnings) loss of investees	(56,317)	(67,623)	(1,948)	—	125,888	—
	(56,317)	(62,986)	98,522	3,391	125,606	108,216
Operating income	56,317	62,986	106,948	2,883	(125,888)	103,246
Non-operating income	—	—	802	—	—	802
Earnings before interest and taxes	56,317	62,986	107,750	2,883	(125,888)	104,048
Intercompany interest (income) expense	—	(18,750)	18,532	218	—	—
Interest expense	—	29,338	844	2	—	30,184
Interest income	—	—	7	9	—	16
Earnings before income taxes	56,317	52,398	88,381	2,672	(125,888)	73,880
(Benefit) provision for income taxes	—	(3,919)	20,758	785	—	17,624
Net earnings	56,317	56,317	67,623	1,887	(125,888)	56,256
Less: Net loss attributable to non-controlling interest	—	—	—	(61)	—	(61)
Net earnings attributable to Pinnacle Foods, Inc. and Subsidiaries common stockholders	$56,317	$56,317	$67,623	$1,948	$(125,888)	$56,317

Total comprehensive earnings	59,777	59,777	66,271	434	(126,482)	59,777
Less: Comprehensive loss attributable to non-controlling interest	—	—	—	(61)	—	(61)
Comprehensive earnings attributable to Pinnacle Foods, Inc. and Subsidiaries	$59,777	$59,777	$66,271	$495	$(126,482)	$59,838

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings For the three months ended June 25, 2017

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$729,927	$37,501	$(22,820)	$744,608
Cost of products sold	—		571,215	31,803	(22,337)	580,681
Gross profit	—	—	158,712	5,698	(483)	163,927

Marketing and selling expenses	—	—	48,485	985	—	49,470
Administrative expenses	—	—	32,319	1,311	—	33,630
Research and development expenses	—	—	4,441	139	—	4,580
Tradename impairment charges	—	—	27,430	—	—	27,430
Intercompany royalties	—	—	(166)	166	—	—
Intercompany management fees				391	(391)	—
Intercompany technical service fees	—	—	—	92	(92)	—
Other expense, net		(164)	6,026	(574)	—	5,288
Equity in (earnings) loss of investees	(18,669)	(23,402)	(2,472)	—	44,543	—
	(18,669)	(23,566)	116,063	2,510	44,060	120,398
Operating income	18,669	23,566	42,649	3,188	(44,543)	43,529
Non-operating income	—	—	491	—	—	491
Earnings before interest and taxes	18,669	23,566	43,140	3,188	(44,543)	44,020
Intercompany interest (income) expense	—	(19,624)	19,416	208	—	—
Interest expense	—	27,772	722	13	—	28,507
Interest income	—	—	10	3	—	13
Earnings before income taxes	18,669	15,418	23,012	2,970	(44,543)	15,526
(Benefit) provision for income taxes	—	(3,251)	(390)	549	—	(3,092)
Net earnings	18,669	18,669	23,402	2,421	(44,543)	18,618
Less: Net (loss) earnings attributable to non-controlling interest	—	—	—	(51)	—	(51)
Net earnings (loss) attributable to Pinnacle Foods, Inc. and Subsidiaries common stockholders	$18,669	$18,669	$23,402	$2,472	$(44,543)	$18,669

Total comprehensive earnings (loss)	16,165	16,165	24,101	2,928	(43,245)	16,114
Less: Comprehensive (loss) attributable to non-controlling interest	—	—	—	(51)	—	(51)
Comprehensive earnings (loss) attributable to Pinnacle Foods, Inc. and Subsidiaries	$16,165	$16,165	$24,101	$2,979	$(43,245)	$16,165

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings For the six months ended July 1, 2018

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$1,491,854	$78,819	$(50,080)	$1,520,593
Cost of products sold	—	—	1,084,945	67,436	(49,680)	1,102,701
Gross profit	—	—	406,909	11,383	(400)	417,892

Marketing and selling expenses	—	—	98,106	1,738	—	99,844
Administrative expenses	—	—	66,852	3,190	—	70,042
Research and development expenses	—	—	9,207	343	—	9,550
Intercompany royalties	—	—	(313)	313	—	—
Intercompany management fees	—	—	—	400	(400)	—
Intercompany technical service fees	—	—	—	—	—	—
Other (income) expense, net	—	5,162	14,794	354	—	20,310
Equity in (earnings) loss of investees	(113,231)	(141,590)	(3,431)	—	258,252	—
	(113,231)	(136,428)	185,215	6,338	257,852	199,746
Operating income	113,231	136,428	221,694	5,045	(258,252)	218,146
Non-operating income	—	—	1,603	—	—	1,603
Earnings before interest and taxes	113,231	136,428	223,297	5,045	(258,252)	219,749
Intercompany interest (income) expense	—	(37,502)	37,065	437	—	—
Interest expense	—	70,473	1,586	19	—	72,078
Interest income	—	—	207	21	—	228
Earnings before income taxes	113,231	103,457	184,853	4,610	(258,252)	147,899
(Benefit) provision for income taxes	—	(9,774)	43,263	1,240	—	34,729
Net earnings	113,231	113,231	141,590	3,370	(258,252)	113,170
Less: Net loss attributable to non-controlling interest	—	—	—	(61)	—	(61)
Net earnings attributable to Pinnacle Foods, Inc. and Subsidiaries common stockholders	$113,231	$113,231	$141,590	$3,431	$(258,252)	$113,231

Total comprehensive earnings	124,795	124,795	138,814	298	(263,907)	124,795
Less: Comprehensive loss attributable to non-controlling interest	—	—	—	(61)	—	(61)
Comprehensive earnings attributable to Pinnacle Foods, Inc. and Subsidiaries	$124,795	$124,795	$138,814	$359	$(263,907)	$124,856

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Operations and Comprehensive Earnings For the six months ended June 25, 2017

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$1,484,514	$74,195	$(48,027)	$1,510,682
Cost of products sold	—	—	1,117,427	65,659	(46,904)	1,136,182
Gross profit	—	—	367,087	8,536	(1,123)	374,500

Marketing and selling expenses	—	—	103,188	1,876	—	105,064
Administrative expenses	—	—	66,704	2,937	—	69,641
Research and development expenses	—	—	8,278	323	—	8,601
Tradename impairment charges	—	—	27,430	—	—	27,430
Intercompany royalties			(354)	354	—	—
Intercompany management fees	—	—	—	782	(782)	—
Intercompany technical service fees	—	—	—	341	(341)	—
Other expense, net	—	(397)	10,046	(131)	—	9,518
Equity in (earnings) loss of investees	(41,595)	(81,579)	(1,120)	—	124,294	—
	(41,595)	(81,976)	214,172	6,482	123,171	220,254
Operating income	41,595	81,976	152,915	2,054	(124,294)	154,246
Non-operating income	—	—	982	—	—	982
Earnings before interest and taxes	41,595	81,976	153,897	2,054	(124,294)	155,228
Intercompany interest (income) expense	—	(41,929)	41,503	426	—	—
Interest expense	—	107,942	1,273	23	—	109,238
Interest income	—	—	20	8	—	28
Earnings before income taxes	41,595	15,963	111,141	1,613	(124,294)	46,018
(Benefit) provision for income taxes	—	(25,632)	29,562	321	—	4,251
Net earnings	41,595	41,595	81,579	1,292	(124,294)	41,767
Less: Net (loss) earnings attributable to non-controlling interest	—	—	—	172	—	172
Net earnings (loss) attributable to Pinnacle Foods, Inc. and Subsidiaries common stockholders	$41,595	$41,595	$81,579	$1,120	$(124,294)	$41,595

Total comprehensive earnings (loss)	54,198	54,198	83,782	3,174	(140,982)	54,370
Less: Comprehensive (loss) attributable to non-controlling interest	—	—	—	172	—	172
Comprehensive earnings (loss) attributable to Pinnacle Foods, Inc. and Subsidiaries	$54,198	$54,198	$83,782	$3,002	$(140,982)	$54,198

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Cash Flows For the six months ended July 1, 2018
	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$—	$(8,245)	$216,288	$6,707	$—	$214,750
Cash flows from investing activities
Intercompany accounts receivable/payable	—	249,338	7,038	—	(256,376)	—
Investment in Subsidiary	83,697	73,442	—	—	(157,139)	—
Capital expenditures	—	—	(58,716)	(1,617)	—	(60,333)
Other investing	—	—	—	608	—	608
Net cash provided by (used in) investing activities	83,697	322,780	(51,678)	(1,009)	(413,515)	(59,725)
Cash flows from financing activities
Net proceeds from issuance of common stock	2,046	—	—	—	—	2,046
Taxes paid related to net share settlement of equity awards	(7,572)	—	—	—	—	(7,572)
Dividends paid	(78,171)	—	—	—	—	(78,171)
Proceeds from bank term loans	—	2,289,380	—	—	—	2,289,380
Repayments of long-term obligations	—	(2,613,649)	(980)	—	—	(2,614,629)
Repayments of short-term borrowing	—	—	(2,391)	—	—	(2,391)
Borrowings under revolving credit facility	—	100,000	—	—	—	100,000
Intercompany accounts receivable/payable	—	—	(249,338)	(7,038)	256,376	—
Return of capital	—	(83,697)	(73,442)	—	157,139	—
Repayment of capital lease obligations	—	—	(6,125)	(63)	—	(6,188)
Debt acquisition costs	—	(6,569)	—	—	—	(6,569)
Net cash (used in) provided by financing activities	(83,697)	(314,535)	(332,276)	(7,101)	413,515	(324,094)
Effect of exchange rate changes on cash				(328)		(328)
Net change in cash and cash equivalents	—	—	(167,666)	(1,731)	—	(169,397)
Cash and cash equivalents - beginning of period	—	—	241,772	8,056	—	249,828
Cash and cash equivalents - end of period	$—	$—	$74,106	$6,325	$—	$80,431

PINNACLE FOODS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands, except share and per share amounts and where noted in millions)

Pinnacle Foods Inc. Condensed Consolidating Statement of Cash Flows For the six months ended June 25, 2017

	Pinnacle Foods Inc.	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$(18,025)	$138,670	$(297)	$—	$120,348
Cash flows from investing activities
Intercompany accounts receivable/payable	—	248,150	2,571	—	(250,721)	—
Investment in subsidiaries	67,287	58,504	—	—	(125,791)	—
Capital expenditures	—	—	(48,271)	(1,084)	—	(49,355)
Sale of plant assets	—	—	517	1,430	—	1,947
Net cash (used in) provided by investing activities	67,287	306,654	(45,183)	346	(376,512)	(47,408)
Cash flows from financing activities
Net proceeds from the issuance of common stock	9,051	—	—	—	—	9,051
Taxes paid related to net share settlement of equity awards	(8,926)	—	—	—	—	(8,926)
Dividends paid	(67,412)	—	—	—	—	(67,412)
Proceeds from bank term loan	—	2,262,000	—	—	—	2,262,000
Repayments of long-term obligations	—	(2,470,405)	(1,915)	—	—	(2,472,320)
Proceeds from short-term borrowing	—	—	1,634	—	—	1,634
Repayments of short-term borrowing	—	—	(2,240)	—	—	(2,240)
Intercompany accounts receivable/payable	—	—	(248,150)	(2,571)	250,721	—
Return of capital	—	(67,287)	(58,504)	—	125,791	—
Repayment of capital lease obligations	—	—	(4,180)	(36)	—	(4,216)
Debt acquisition costs	—	(12,937)	—	—	—	(12,937)
Net cash (used in) provided by financing activities	(67,287)	(288,629)	(313,355)	(2,607)	376,512	(295,366)
Effect of exchange rate changes on cash	—	—	—	219	—	219
Net change in cash and cash equivalents	—	—	(219,868)	(2,339)	—	(222,207)
Cash and cash equivalents - beginning of period	—	—	341,238	11,838	—	353,076
Cash and cash equivalents - end of period	$—	$—	$121,370	$9,499	$—	$130,869

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
There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth in our Form 10-K filed with the SEC on March 1, 2018 under the section entitled “Risk Factors,” the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this report and the following risks, uncertainties and factors:

•	competition;

•	our ability to predict, identify, interpret and respond to changes in consumer preferences;

•	the loss of any of our major customers;

•	our reliance on a single source provider for the manufacturing, co-packing and distribution of many of our products;

•	fluctuations in the price and supply of food ingredients, packaging materials and freight;

•	volatility in commodity prices and our failure to mitigate the risks related to commodity price fluctuation and foreign exchange risk through the use of derivative instruments;

•	the impact of significant acquisitions, dispositions and other similar transactions;

•	our failure to realize anticipated cost savings, revenue enhancements or other synergies;

•	litigation or claims regarding our intellectual property rights or termination of our material licenses;

•	our ability to drive revenue growth in our key product categories or to add products that are in faster growing and more profitable categories;

•	potential product liability claims;

•	seasonality;

•	the funding of our defined benefit pension plan;

•	changes in our collective bargaining agreements or shifts in union policy;

•	changes in the cost of compliance with laws and regulations, including environmental, worker health and workplace safety laws and regulations;

•	our failure to comply with U.S Food & Drug Administration, U.S. Department of Agriculture or Federal Trade Commission regulations and the impact of governmental budget cuts;

•	disruptions in our information technology systems;

•	future impairments of our goodwill and intangible assets;

•	difficulty in the hiring or the retention of key management personnel; and

•	changes in tax statutes, tax rates, or case laws which impact tax positions we have taken.
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
Other Factors
Other factors that have influenced our results of operations and may do so in the future include:

•
Interest Expense. As a result of our previous acquisitions and the recent Boulder Brands acquisition, we have significant indebtedness. However, our 2017 Refinancing and our 2018 Refinancings as well as our principal pay-down have significantly reduced our expected future interest expense. See Note 12 to the Consolidated Financial Statements for further details. Although we expect to continue to reduce our leverage over time, we expect interest expense to continue to be a significant component of our expenses for the foreseeable future.

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

Results of Operations:
Consolidated Statements of Operations
The following tables set forth our statement of operations data expressed in dollars and as a percentage of net sales.

	Three months ended				Six months ended
	July 1, 2018		June 25, 2017		July 1, 2018		June 25, 2017
Net sales	$741.8	100.0%	$744.6	100.0%	$1,520.6	100.0%	$1,510.7	100.0%
Cost of products sold	530.3	71.5%	580.7	78.0%	1,102.7	72.5%	1,136.2	75.2%
Gross profit	211.5	28.5%	163.9	22.0%	417.9	27.5%	374.5	24.8%

Marketing and selling expenses	$50.6	6.8%	$49.5	6.6%	$99.8	6.6%	$105.1	7.0%
Administrative expenses	35.4	4.8%	33.6	4.5%	70.0	4.6%	69.6	4.6%
Research and development expenses	4.8	0.6%	4.6	0.6%	9.6	0.6%	8.6	0.6%
Tradename impairment charges	—	—%	27.4	3.7%	—	—%	27.4	1.8%
Other expense, net	17.4	2.3%	5.3	0.7%	20.3	1.3%	9.5	0.6%
	$108.2	14.6%	$120.4	16.2%	$199.7	13.1%	$220.3	14.6%
Non-operating income	0.8	0.1%	0.5	0.1%	1.6	0.1%	1.0	0.1%
Earnings before interest and taxes	$104.0	14.0%	$44.0	5.9%	$219.7	14.4%	$155.2	10.3%

	Three months ended		Six months ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Net sales
Frozen	$308.5	$295.9	$653.4	$616.8
Grocery	256.6	276.1	517.6	535.4
Boulder	98.9	94.7	196.7	191.9
Specialty	77.7	78.0	152.9	166.5
Total	$741.8	$744.6	$1,520.6	$1,510.7

Earnings before interest and taxes
Frozen	$49.7	$(12.3)	$103.5	$38.7
Grocery	52.1	61.9	101.9	113.7
Boulder	16.0	12.2	27.9	18.9
Specialty	9.5	(10.6)	17.7	(1.8)
Unallocated corporate expense	(23.3)	(7.2)	(31.2)	(14.3)
Total	$104.0	$44.0	$219.7	$155.2

Depreciation and amortization
Frozen	$11.8	$38.6	$23.4	$49.2
Grocery	7.8	7.8	15.6	15.9
Boulder	4.6	3.7	8.9	7.4
Specialty	3.2	3.7	6.3	8.4
Total	$27.4	$53.8	$54.3	$80.9

Three months ended July 1, 2018 compared to the three months ended June 25, 2017
Net sales
Net sales for the three months ended July 1, 2018 decreased $2.8 million, or 0.4%, versus year-ago to $741.8 million, driven by unfavorable volume/mix of 2.0%, which included comparison against a later Easter in 2017, and a 0.9% decline from the Exit (as defined in Note 11 to the consolidated financial statements). These decreases were partially offset by higher net price realization of 1.4%, a 1.0% benefit from lapping the impact of the Recall (as defined in Note 15 to the consolidated financial statements) and a 0.1% increase from foreign currency. In an industry generally marked by low growth and a challenging environment to fully pass on price increases, we continue to perform in line or above the performance of our composite categories, with market share that was even with the year-ago period.
Frozen Segment:
Net sales in the three months ended July 1, 2018 increased $12.6 million, or 4.3%, versus year-ago to $308.5 million, reflecting favorable volume/mix of 2.2%, which included the unfavorable impact of Easter timing, a 1.5% benefit from lapping the impact of the Recall, higher net price realization of 1.2%, and a 0.1% increase from foreign currency. These increases were partially offset by a 0.7% decline from the Exit. The favorable volume/mix is primarily attributable to continued growth of our Birds Eye frozen vegetables business, specifically with the Veggie Made innovation platform that launched in 2017 and now includes Veggie Made pasta, Veggie Made fries and tots, Veggie Made mashed cauliflower and sweet potato and Veggie Made riced cauliflower. Also benefiting the quarter was higher sales of our seafood products. Partially offsetting these increases were lower net sales in the highly competitive frozen meals segment.
Grocery Segment:
Net sales in the three months ended July 1, 2018 were $256.6 million, a decline of $19.4 million, or 7.0% versus year-ago, driven by lower volume/mix of 7.4%, which included the unfavorable impact of Easter timing. The decrease was partially offset by higher net price realization of 0.4%. The unfavorable impact of the lower volume/mix was driven by lower net sales of our Duncan Hines products which was impacted by both the phasing of Easter as well as the lapping of a very strong year-ago period. Also impacting the quarter were lower sales of Wish-Bone and Smart Balance. Partially offsetting the decreases were higher net sales of our Vlasic pickles and to a lesser extent, Armour canned meats.
Boulder Segment:
Net sales in the three months ended July 1, 2018 were $98.9 million, an increase of $4.2 million, or 4.5% versus year-ago, reflecting a 3.7% increase from volume/mix and favorable net price realization of 0.8%. During the period we realized double digit growth from our gardein and Earth Balance products, partially offset by lower net sales of our gluten-free products.
Specialty Segment:
Net sales in the three months ended July 1, 2018 were $77.7 million, a decline of $0.3 million, or 0.3% versus year-ago, reflecting a 6.3% decline from the Exit and lower net price realization of 1.3%, partially offset by a 3.6% benefit from lapping the impact of the Recall and higher volume/mix of 3.7%.
Gross profit
Gross profit for the three months ended July 1, 2018 was $211.5 million, or 28.5% of net sales, compared to $163.9 million, or 22.0% of net sales, in the comparable prior year period. Excluding items affecting comparability, Adjusted Gross Profit increased 4.6% to $212.6 million and Adjusted Gross Profit as a Percentage of Sales increased approximately 140 basis points to 28.7%. See Adjusted Gross Profit reconciliation later in the document for further details.
The following table outlines the factors resulting in the year-on-year change in gross profit and gross margin percentage in the three months ended July 1, 2018.

	$ (in millions)	% of net sales
Productivity	$25.3	3.4%
Higher net price realization, including new product introductory fees	9.4	1.0
Lower acquisition integration and other restructuring charges	3.3	0.5
Lower mark to market losses on financial instruments	1.9	0.2
Inflation	(25.6)	(3.5)
Unfavorable product mix	(12.6)	(1.6)
Aunt Jemima retail and foodservice frozen breakfast products exit	36.5	5.2
Aunt Jemima retail and foodservice frozen breakfast products recall	8.6	0.9
Lower strategic manufacturing investments	4.3	0.6
Higher depreciation expense	(1.0)	(0.1)
Other	(0.4)	(0.1)
Subtotal	$49.7	6.5%
Lower sales volume	(2.2)
Total	$47.5

Marketing and selling expenses
Marketing and selling expenses increased 2.3% to $50.6 million, or 6.8% of net sales, for the three months ended July 1, 2018, compared to $49.5 million, or 6.6% of net sales for the prior year period. The increase was primarily driven by higher consumer marketing offset partially by lower compensation expense.
Administrative expenses
Administrative expenses were $35.4 million, or 4.8% of net sales, for the three months ended July 1, 2018, compared to $33.6 million, or 4.5% of net sales, for the comparable prior year period. The increase was primarily driven by higher professional fees as well as higher personnel costs.

Research and development expenses
Research and development expenses were $4.8 million, or 0.6% of net sales, for the three months ended July 1, 2018 compared to $4.6 million, or 0.6% of net sales, for the prior year period. The increase was primarily driven by higher compensation expenses.

Other income and expense

	Three months ended
	July 1, 2018	June 25, 2017
Other expense, net consists of:
Amortization of intangibles/other assets	$2.3	$6.3
Foreign exchange losses/(gains)	0.4	(0.2)
Redemption premium on the early extinguishment of debt	4.3	—
Merger Agreement costs (Note 1)	10.8	—
Royalty income and other	(0.4)	(0.9)
Total other expense, net	$17.4	$5.3

Amortization of intangibles/other assets. The lower amortization expense was primarily driven by accelerated amortization being recognized in the second quarter of 2017 related to the exit of Aunt Jemima and other frozen breakfast products.

Foreign exchange losses/(gains). Represents foreign exchange (gains)/losses from intra-entity loans resulting from the November 2014 Garden Protein acquisition that are anticipated to be settled in the foreseeable future.

Redemption premium on the early extinguishment of debt. On May 30, 2018, the Company redeemed all $350.0 million of its outstanding 4.875% Senior Notes at a redemption price of 101.2% of the aggregate principle amount resulting in a redemption premium paid of $4.3 million (the "Redemption Premium").

Earnings before interest and taxes

Earnings before interest and taxes increased $60.0 million, or 136.4%, to $104.0 million, primarily resulting from favorable impact of items affecting comparability, which totaled $16.7 million and $70.2 million in the three months ended July 1, 2018 and June 25, 2017, respectively. The variance in items affecting comparability primarily resulted from lower charges associated with the Exit, partially offset by the charges related to the Merger Agreement and the Redemption Premium. Excluding items affecting comparability, Adjusted Earnings Before Interest and Taxes increased $6.5 million, or 5.7%, to $120.7 million.

Frozen Segment:
Earnings before interest and taxes for the three months ended July 1, 2018 were $49.7 million, an increase of $62.0 million, as compared to losses before interest and taxes of $12.3 million in the year-ago period, largely reflecting the favorable impact of items affecting comparability, primarily lower charges related to the Exit, as well as comparison against the strategic manufacturing investments made in 2017. In addition, higher net sales and productivity contributed to the increase. These benefits were partially offset by input cost inflation, primarily from higher logistics costs. Excluding items affecting comparability, Adjusted Earnings Before Interest and Taxes increased $12.2 million, or 32.2%, to $50.3 million as compared to $38.1 million in the year-ago period.

Grocery Segment:
Earnings before interest and taxes for the three months ended July 1, 2018 were $52.1 million, a decrease of 15.7%, or $9.7 million, as compared to $61.9 million in the year-ago period, reflecting negative product mix and lower sales, input cost inflation, primarily higher logistics costs, partially offset by productivity. Excluding items affecting comparability, Adjusted Earnings Before Interest and Taxes decreased $10.5 million, or 16.7%, to $52.5 million as compared to $63.1 million in the year-ago period.

Boulder Segment:
Earnings before interest and taxes for the three months ended July 1, 2018 were $16.0 million, an increase of 30.8%, or $3.8 million, as compared to $12.2 million in the year-ago period, reflecting higher sales and the favorable impact of items affecting comparability, primarily lower acquisition integration charges, as well as productivity. These benefits were partially offset by input cost inflation. Excluding items affecting comparability, Adjusted Earnings Before Interest and Taxes increased $0.7 million, or 4.5%, to $16.5 million as compared to $15.8 million in the year-ago period.
Specialty Segment:
Earnings before interest and taxes for the three months ended July 1, 2018 were $9.5 million, an increase of $20.1 million, compared to losses before interest and taxes of $10.6 million during the year-ago period, largely reflecting the favorable impact of items affecting comparability, primarily lower charges related to the Exit. Excluding items affecting comparability, Adjusted Earnings Before Interest and Taxes increased $5.1 million, or 115.5%, to $9.6 million as compared to $4.4 million in the year-ago period.

Unallocated corporate expense:
Unallocated corporate expense for the three months ended July 1, 2018 was $23.3 million, an increase of 224.4%, or $16.1 million, as compared to $7.2 million in the year-ago period, largely reflecting the unfavorable impact of items affecting comparability, primarily driven by charges related to the Merger Agreement and the Redemption Premium. Excluding items affecting comparability, Adjusted unallocated corporate expense increased $1.0 million, or 14.4%, to $8.2 million as compared to $7.2 million in the year-ago period.

Interest expense, net

Net interest expense increased 5.9%, or $1.7 million, to $30.2 million in the three months ended July 1, 2018, compared to $28.5 million in the three months ended June 25, 2017. Included in net interest in the second quarter of 2018 is a $1.8 million non-cash charge for deferred financing costs related to the Second Quarter 2018 Refinancing. Excluding this charge, Adjusted net interest expense in the second quarter remained flat compared to the year-ago period, despite a rising interest rate environment.

We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed-rate debt. Any gains or losses realized on the interest rate swap agreements, excluding the AOCL portion, are recorded as an adjustment to interest expense. Included in net interest expense was a $1.2 million gain in the second quarter of 2018 and a $0.1 million gain in the second quarter of 2017.

Provision for income taxes

The effective tax rate was 23.9% for the three months ended July 1, 2018 compared to (19.9)% for the three months ended June 25, 2017.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. Among other provisions, the Act reduced the federal statutory corporate income tax rate from 35.0% to 21.0%. The Company continues to evaluate the impact of certain foreign and domestic income provisions of the Act and for the three months ended July 1, 2018 has determined those provisions will not have a material effect on its fiscal year 2018 financial statements. Once the Company finalizes its analysis of the Act it will be able to conclude on any further adjustments to be recorded in these provisional amounts. Any such adjustment is reported as a component of income taxes in the reporting period in which such adjustments are determined, which will be no later than the fourth quarter of 2018, or as a component of our 2018 annualized effective income tax rate, depending on the nature of the adjustment.

The rate for the three months ended July 1, 2018 reflects a decrease in the federal rate to 21.0% as a result of the Act. The rate also includes a benefit of 1.1% from share based payment transactions being recorded as an item of continuing operations in accordance with ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” effective for our 2017 fiscal year, a benefit of 1.6% from an adjustment to our income tax liability, a charge of 0.6% from changes in state tax law and a charge of 1.0% from non-deductible transaction costs in connection with the Merger Agreement.

The rate for the three months ended June 25, 2017 reflects the former 35.0% federal rate offset by a benefit of 40.6% from share based payment transactions and a benefit of 15.5% from changes in state tax law

The Company is a loss corporation as defined by Section 382 of the Code. Section 382 places an annual limitation on our ability to use our NOL carryovers and other attributes to reduce future taxable income. As of July 1, 2018, we have federal NOL carryovers of $408.3 million subject to an annual limitation of $17.1 million. As a result, $237.2 million of the carryovers exceed the estimated available Section 382 limitation. The Company has reduced its deferred tax assets for this limitation.

We have significant tax-deductible intangible asset amortization and federal and state NOLs, which resulted in federal and state cash tax savings in 2017 and prior years.  We expect continued amortization and utilization of our NOLs will generate additional cash tax savings in 2018 and thereafter.

Six months ended July 1, 2018 compared to the six months ended June 25, 2017
Net sales
Net sales for the six months ended July 1, 2018 increased $9.9 million, or 0.7%, versus a year-ago to $1,520.6 million, reflecting higher net price realization of 1.1%, a 0.8% increase from volume/mix, a 0.5% benefit from lapping the impact of the Recall, and a 0.1% increase from foreign currency. These increases were offset by a 1.8% decrease from the impact of the Exit. In an industry generally marked by low growth and a challenging environment to fully pass on price increases, we continue to perform above the performance of our composite categories, with market share growth in the six months of 0.2 percentage points.

Frozen Segment:
Net sales in the six months ended July 1, 2018 increased $36.5 million, or 5.9%, versus year-ago to $653.4 million, reflecting a 4.9% increase from volume/mix, higher net price realization of 1.8%, a 0.7% benefit from lapping the impact of the Recall and a 0.2% increase from foreign currency. These increases were partially offset by a 1.7% decline resulting from the Exit. During the period we realized continued strong sales from the Birds Eye franchise, specifically the Veggie Made innovation, and our seafood businesses, which was partially offset by the impacts of the Recall and Exit as well as lower net sales of Celeste frozen pizza and Hungry-Man entrées.
Grocery Segment:
Net sales in the six months ended July 1, 2018 were $517.6 million, a decrease of $17.8 million, or 3.3%, versus year-ago, reflecting a 3.6% decrease from volume/mix, partially offset by higher net price realization of 0.3%. The decline in the period was driven by lower sales of Duncan Hines baking products and Wish-Bone dressings due to a highly competitive environment. Partially offsetting these decreases were consumption gains for Vlasic pickles and Armour canned meat.
Boulder Segment:
Net sales in the six months ended July 1, 2018 increased $4.7 million, or 2.5%, versus year-ago to $196.7 million reflecting a 3.4% increase from volume/mix, partially offset by a 0.9% decrease due to lower net price realization. During the period we realized double digit growth from our gardein and Earth Balance products, partially offset by lower net sales of our gluten-free products.
Specialty Segment:
Net sales in the six months ended July 1, 2018 were $152.9 million, a decline of $13.6 million, or 8.1% versus year-ago, reflecting a 9.9% decline resulting from the Exit and a 0.5% decrease due to lower net price realization, partially offset by a 1.7% benefit from lapping the impact of the Recall and an increase of 0.6% in volume/mix.
Gross profit
Gross profit for the six months ended July 1, 2018 was $417.9 million, or 27.5% of net sales, compared to $374.5 million, or 24.8% of net sales, in the comparable prior year period. Excluding items affecting comparability, Adjusted Gross Profit increased 0.6% to $423.8 million and Adjusted Gross Profit as a Percentage of Sales remained flat versus a year-ago. See Adjusted Gross Profit reconciliation later in the document for further details.
The following table outlines the factors resulting in the year-on-year change in gross profit and gross margin percentage in the six months ended July 1, 2018

	$ (in millions)	% of net sales
Productivity	$46.3	3.0%
Higher net price realization, including new product introductory fees	14.2	0.7
Lower acquisition integration and other restructuring charges	4.9	0.3
Lower mark to market losses on financial instruments	3.2	0.2
Foreign exchange gains	0.3	—
Inflation	(46.6)	(3.1)
Unfavorable product mix	(20.3)	(1.5)
Aunt Jemima retail and foodservice frozen breakfast products exit	34.2	2.7
Aunt Jemima retail and foodservice frozen breakfast products recall	8.6	0.4
Lower strategic manufacturing investments	4.3	0.3
Higher depreciation expense	(2.7)	(0.1)
Other (a)	(4.0)	(0.2)
Subtotal	$42.4	2.7%
Higher sales volume	1.0
Total	$43.4

(a) Primarily higher compensation expense related to new hires in our supply chain.

Marketing and selling expenses
Marketing and selling expenses decreased 5.0% to $99.8 million, or 6.6% of net sales, for the six months ended July 1, 2018, compared to $105.1 million, or 7.0% of net sales for the prior year period. The decrease was primarily driven by lower compensation expense and lower professional fees.
Administrative expenses
Administrative expenses were $70.0 million, or 4.6% of net sales, for the six months ended July 1, 2018, compared to $69.6 million, or 4.6% of net sales, for the comparable prior year period.

Research and development expenses
Research and development expenses were $9.6 million, or 0.6% of net sales, for the six months ended July 1, 2018 compared to $8.6 million, or 0.6% of net sales, for the prior year period. The increase was primarily driven by higher compensation expenses.

Other income and expense

	Six months ended
	July 1, 2018	June 25, 2017
Other expense, net consists of:
Amortization of intangibles/other assets	$4.7	$10.9
Foreign exchange losses/(gains)	0.9	(0.4)
Redemption premium on the early extinguishment of debt	4.3	—
Merger Agreement costs (Note 1)	10.8	—
Royalty income and other	(0.3)	(1.0)
Total other expense, net	$20.3	$9.5

Amortization of intangibles/other assets. The lower amortization expense was primarily driven by certain recipe intangible assets becoming fully amortized in the six months ended of 2017, as well as accelerated amortization being recognized in the six months ended of 2017 related to the exit of the gardein Private Label business and Aunt Jemima and other frozen breakfast products.

Foreign exchange losses/(gains). Represents foreign exchange gains from intra-entity loans resulting from the November 2014 Garden Protein acquisition that are anticipated to be settled in the foreseeable future.

Redemption premium on the early extinguishment of debt. On May 30, 2018, the Company redeemed all $350.0 million of its outstanding 4.875% Senior Notes at a redemption price of 101.2% of the aggregate principle amount resulting in a redemption premium paid of $4.3 million (the "Redemption Premium").

Earnings before interest and taxes

Earnings before interest and taxes increased 64.5 million, or 41.6%, to $219.7 million, primarily driven by higher gross profit and the favorable impact of items affecting comparability. Items affecting comparability totaled $22.6 million and $79.4 million in the six months ended July 1, 2018 and June 25, 2017, respectively. For the six months ended July 1, 2018, these items primarily resulted from charges related to the Merger Agreement, restructuring charges, and the Redemption Premium. For the six months ended June 25, 2017, these items primarily resulted from certain costs associated with the Exit. Excluding items affecting comparability, Adjusted Earnings Before Interest and Taxes increased $7.7 million, or 3.3%, to $242.3 million.

Frozen Segment:
Earnings before interest and taxes for the six months ended July 1, 2018 were $103.5 million, an increase of 167.6%, or $64.8 million, as compared to $38.7 million in the year-ago period, reflecting the favorable impact of items affecting comparability, primarily costs associated with the Exit. Also benefiting the period was the increase in net sales and productivity. Partially offsetting these items was input cost inflation, particularly higher logistic costs. Excluding items affecting comparability, Adjusted Earnings Before Interest and Taxes increased $18.4 million, or 20.4%, to $108.3 million as compared to $89.9 million in the year-ago period.

Grocery Segment:
Earnings before interest and taxes for the six months ended July 1, 2018 were $101.9 million, a decrease of 10.4%, or $11.8 million, as compared to $113.7 million in the year-ago period, reflecting lower net sales and higher input cost inflation. Partially offsetting these items was productivity. Excluding items affecting comparability, Adjusted Earnings Before Interest and Taxes decreased $12.8 million, or 11.1%, to $103.0 million as compared to $115.8 million in the year-ago period.

Boulder Segment:
Earnings before interest and taxes for the six months ended July 1, 2018 were $27.9 million, an increase of $8.9 million, as compared to $18.9 million in the year-ago period, reflecting the favorable impact of items affecting comparability, primarily lower acquisition integration charges, as well as productivity. Partially offsetting these factors was input cost inflation. Excluding items affecting comparability, Adjusted Earnings Before Interest and Taxes increased $0.2 million, or 0.5%, to $29.2 million as compared to $29.0 million in the year-ago period.
Specialty Segment:
Earnings before interest and taxes for the six months ended July 1, 2018 were $17.7 million, compared to losses before interest and taxes of $1.8 million in the year-ago period, reflecting the favorable impact of items affecting comparability, largely due to lower charges from the Exit. Excluding items affecting comparability, Adjusted Earnings Before Interest and Taxes increased $3.7 million, or 26.4%, to $17.9 million as compared to $14.2 million in the year-ago period.

Unallocated corporate expense:
Unallocated corporate expense for the six months ended July 1, 2018 was $31.2 million, compared to $14.3 million in the year-ago period, largely reflecting the unfavorable impact of items affecting comparability primarily driven by charges related to the Merger Agreement and the Redemption Premium. Excluding items affecting comparability, Adjusted unallocated corporate expense increased $1.8 million, or 12.5%, to $16.1 million as compared to $14.3 million in the year ago period.

Interest expense, net

Net interest expense decreased 34.2%, or $37.4 million, to $71.9 million in the six months ended July 1, 2018, compared to $109.2 million in the six months ended June 25, 2017. Included in net interest expense in the six months ended July 1, 2018 is $10.9 million of charges related to the First Quarter 2018 Refinancing and $1.8 million of charges related to the Second Quarter 2018 Refinancing (Note 12). Included in net interest expense in the six months ended June 25, 2017 is $49.2 million of charges related to the 2017 Refinancing. These charges consisted of a $28.5 million non-cash charge from deferred financing costs and original issue discount and a $20.7 million cash charge resulting from the de-designation and early settlement of interest rate swaps. Excluding these charges, net interest expense in the six months ended July 1, 2018 decreased 1.0% to $59.2 million.

We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed-rate debt. Any gains or losses realized on the interest rate swap agreements, excluding the AOCL portion, are recorded as an adjustment to interest expense. Included in net interest expense was a $1.3 million gain and a $0.9 million loss for the six months of 2018 and 2017, respectively.

Provision for income taxes

The effective tax rate was 23.5% for the six months ended July 1, 2018 compared to 9.2% for the six months ended June 25, 2017.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. Among other provisions, the Act reduced the federal statutory corporate income tax rate from 35.0% to 21.0%. The Company continues to evaluate the impact of certain foreign and domestic income provisions of the Act and for the six months ended July 1, 2018 has determined those provisions will not have a material effect on its fiscal year 2018 financial statements. Once the Company finalizes its analysis of the Act it will be able to conclude on any further adjustments to be recorded in these provisional amounts. Any such adjustment is reported as a component of income taxes in the reporting period in which such adjustments are determined, which will be no later than the fourth quarter of 2018, or as a component of our 2018 annualized effective income tax rate, depending on the nature of the adjustment.

The rate for the six months ended July 1, 2018 reflects a decrease in the federal rate to 21.0% as a result of the Act. The rate also includes a benefit of 1.5% from share based payment transactions being recorded as an item of continuing operations in accordance with ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” effective for our 2017 fiscal year, a benefit of 0.8% from an adjustment to our income tax liability, a charge of 1.0% from changes in state tax law and a charge of 0.5% from non-deductible transaction costs in connection with the Merger Agreement (Note 1).

The rate for the six months ended June 25, 2017 reflects the former 35.0% federal rate offset by a benefit of 21.9% from share based payment transactions and a benefit of 5.2% from changes in state tax law

The Company is a loss corporation as defined by Section 382 of the Code. Section 382 places an annual limitation on our ability to use our NOL carryovers and other attributes to reduce future taxable income. As of July 1, 2018, we have federal NOL carryovers of $408.3 million subject to an annual limitation of $17.1 million. As a result, $237.2 million of the carryovers exceed the estimated available Section 382 limitation. The Company has reduced its deferred tax assets for this limitation.

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
Statements of cash flows for the six months ended July 1, 2018 compared to the six months ended June 25, 2017
For the six months ended July 1, 2018, net cash flow decreased $169.4 million compared to a decrease in net cash flow of $222.2 million for the six months ended June 25, 2017.

Net cash provided by operating activities was $214.8 million for the six months ended July 1, 2018, and was the result of net earnings, excluding non-cash charges and credits, of $201.3 million and an decrease in working capital of $13.4 million. The decrease in working capital was primarily the result of a $20.9 million increase in accounts payable resulting from seasonality and timing of disbursements, a $16.9 million decrease in accounts receivable primarily driven by timing in sales, a $1.1 million increase in accrued liabilities as well as a $0.7 million decrease in other current assets. These were partially offset by a $19.1 million increase in inventory balances primarily resulting from inflation and investments in innovation, partially offset by seasonally lower agricultural products as well as a $7.0 million decrease in accrued trade marketing expense driven by the seasonality of our marketing programs.

Net cash provided by operating activities was $120.3 million for the six months ended June 25, 2017, and was the result of net earnings, excluding non-cash charges and credits, of $207.4 million and an increase in working capital of $87.0 million. The increase in working capital was primarily the result of a $54.0 million decrease in accrued liabilities, primarily attributable to lower tax and interest accruals, a $20.7 million payment for the early settlement of interest rate hedges as a result of the 2017 Refinancing, a $31.7 million increase in inventories driven by inventory builds due to innovation and growth in the Birds-Eye franchise, partially offset by the Exit, a $17.7 million decrease in accrued trade marketing expense driven by accelerated funding of marketing programs compared to prior years and a $10.0 million increase in other current assets primarily from higher prepaid tax balances. These were partially offset by a $35.4 million increase in accounts payable resulting from seasonality and timing of disbursements as well as a $11.8 million decrease in accounts receivable primarily driven by timing in sales.

Net cash used in investing activities was $59.7 million, for the six months ended July 1, 2018 and included $60.3 million for capital expenditures partially offset by $0.6 million of inflows from other investing activities.

Net cash used in investing activities was $47.4 million, for the six months ended June 25, 2017 and included $49.4 million for capital expenditures as well as $1.9 million in proceeds from the sale of plant assets.

Net cash used by financing activities was impacted by our 2018 Refinancings, which is explained in greater detail in Note 12 to the Consolidated Financial Statements. Net cash used by financing activities for the six months ended July 1, 2018 was $324.1 million and consisted of $2,614.6 million of Term Loan and other long term debt repayments, $78.2 million of dividends paid, $6.6 million of debt acquisition costs, $8.6 million of net cash outflows for capital leases and notes payable activity and $5.5 million of net cash outflows related to our equity based compensation plans, partially offset by $2,289.4 million of net proceeds from our New Tranche B and Tranche A Term Loans and $100.0 million of borrowings under our revolving credit facility.

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
Fourth Amended and Restated Credit Agreement

As discussed in more detail in Note 12 to the Financial Statements, On March 15, 2018, Pinnacle Foods Finance LLC, (1) entered into the First Amendment to the Third Amended and Restated Credit Agreement, which provided for both a six year term loan facility in the amount of $1,239.4 million (the "New Tranche B Term Loans") and a five year term loan facility in the amount of $800.0 million (the "Tranche A Term Loans") (together, the "Term Loans") (2) replaced the existing revolving credit facility with a new five year $300.0 million revolving credit facility, and (3) amended and restated the existing credit agreement (the "Fourth Amended and Restated Credit Agreement") in its entirety to make certain other amendments and modifications (the "First Quarter 2018 Refinancing").

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

5.875% Senior Notes

In January 2016, we issued the 5.875% Senior Notes. We refer to the 5.875% Notes as the "Senior Notes". The Senior Notes are general senior unsecured obligations, effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing that indebtedness, and guaranteed on a full, unconditional, joint and several basis by the Company and Pinnacle Foods Finance's wholly-owned domestic subsidiaries that guarantee our other indebtedness.
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
In addition, under the Fourth Amended and Restated Credit Agreement and the indenture governing the Senior Notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Senior Secured Leverage Ratio (which is currently the same as the ratio of Net First Lien Secured Debt to Covenant Compliance EBITDA described above), in the case of the Fourth Amended and Restated Credit Agreement, or to the ratio of Covenant Compliance EBITDA to fixed charges for the most recently concluded four consecutive fiscal quarters, in the case of the Senior Notes. We believe that these covenants are material terms of these agreements and that information about the covenants is material to an investor's understanding our financial performance. As of July 1, 2018, we were in compliance with all covenants and other obligations under the Fourth Amended and Restated Credit Agreement and the indentures governing the Senior Notes.
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
The following table provides a reconciliation from our net earnings to EBITDA, Adjusted EBITDA and Covenant Compliance EBITDA for the three and six months ended July 1, 2018 and June 25, 2017, and the fiscal year ended December 31, 2017. The terms and related calculations are defined in the Fourth Amended and Restated Credit Agreement and the indentures governing the Senior Notes.

(thousands of dollars)	Three months ended		Six months ended		Fiscal Year Ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017	December 31, 2017
Net earnings	$56,256	$18,618	$113,170	$41,767	$532,221
Interest expense, net	30,168	28,494	71,850	109,210	169,434
Income tax expense	17,624	(3,092)	34,729	4,251	(252,999)
Depreciation and amortization expense	27,363	53,811	54,251	80,899	132,887
EBITDA	$131,411	$97,831	$274,000	$236,127	$581,543
Non-cash items (a)	843	33,896	1,976	35,658	69,576
Acquisition, merger and other restructuring charges (b)	11,549	8,915	15,891	15,742	24,038
Other adjustment items (c)	4,267	—	4,267	—	—
Adjusted EBITDA	$148,070	$140,642	$296,134	$287,527	$675,157
Garden Protein and Boulder Brands acquisition adjustments (1)	(6,416)	(5,886)	14,119	16,029	4,000
Non-cash equity-based compensation charges (2)	5,700	5,547	9,979	9,656	18,728
Covenant Compliance EBITDA	$147,354	$140,303	$320,232	$313,212	$697,885
Last twelve months Covenant Compliance EBITDA			$704,905

(1)
For the three and six months ended July 1, 2018, represents net cost savings projected to be realized from acquisition synergies from the Boulder Brands acquisition, calculated consistent with the definition of Covenant Compliance EBITDA. We expect to fully realize the synergies in fiscal 2018. For the three and six months ended June 25, 2017 and fiscal 2017, represents net cost savings projected to be realized from acquisition synergies from the Boulder Brands and Garden Protein acquisitions, calculated consistent with the definition of Covenant Compliance EBITDA.

(2)	Represents non-cash compensation charges related to the granting of equity awards that occur in the normal course of business.

(a)	Non-cash items are comprised of the following:

(thousands of dollars)	Three months ended		Six months ended		Fiscal Year Ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017	December 31, 2017
Unrealized losses resulting from hedging activities (1)	$474	$2,324	$1,082	$4,319	$223
Tradename impairment charges (2)	—	27,430	—	27,430	66,530
Foreign exchange (gains)/losses (3)	369	(165)	894	(398)	(1,484)
Wind down of Boulder Brands UK operations (4)	—	(771)	—	(771)	(771)
Aunt Jemima and other frozen breakfast products exit (5)	—	5,078	—	5,078	5,078
Total non-cash items	$843	$33,896	$1,976	$35,658	$69,576

(1)	Represents non-cash losses resulting from mark-to-market obligations under derivative contracts.

(2)
For the three and six months ended June 25, 2017, represents tradename impairment on Aunt Jemima. For fiscal 2017, represents tradename impairment on Aunt Jemima ($27.4 million), Celeste ($24.8 million), Snyder of Berlin ($6.5 million), Nalley ($4.2 million), Bernstein ($3.1 million) and Swanson ($0.5 million).

(3)	Represents foreign exchange gains and losses resulting from intra-entity loans that are anticipated to be settled in the foreseeable future.

(4)	Represents adjustments resulting from the voluntary wind-down of the Boulder Brands private-label gluten-free bakery operation which was based in the United Kingdom.

(5)	Primarily represents charges to adjust inventory to net realizable value resulting from the exit of the business.

(b)	Acquisition, merger and other restructuring charges are comprised of the following:

(thousands of dollars)	Three months ended		Six months ended		Fiscal Year Ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017	December 31, 2017
Restructuring charges, integration costs and other business optimization expenses (1)	713	4,591	4,305	10,441	16,107
Employee severance (2)	—	—	750	977	3,607
Aunt Jemima and other frozen breakfast products exit (3)	—	4,324	—	4,324	4,324
Merger agreement costs (4)	10,836	—	10,836	—	—
Total acquisition, merger and other restructuring charges	$11,549	$8,915	$15,891	$15,742	$24,038

(1)
For the three and six months ended July 1, 2018, primarily represents integration costs of the Beaver Dam acquisition. For the three and six months ended June 25, 2017 and for fiscal 2017, primarily represents integration costs of the Garden Protein and Boulder Brands acquisitions.

(2)	Represents severance costs for terminated employees not related to business acquisitions.

(3)	Primarily represents employee termination costs and contract termination fees resulting from the exit of the business.

(4)	For the three and six months ended July 1, 2018, represents various professional fees associated with the Merger Agreement.

(c)	Other adjustment items is comprised of the following:

(thousands of dollars)	Three months ended		Six months ended		Fiscal Year Ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017	December 31, 2017
Redemption premium on the early extinguishment of debt (1)	4,267	—	4,267	—	—
Total other adjustments	$4,267	$—	$4,267	$—	$—

(1)	For the three and six months ended July 1, 2018, represents premiums paid on the May 30, 2018 redemption of $350.0 million of 4.875% Senior Notes due 2021.

Our covenant requirements and actual ratios for the twelve months ended July 1, 2018 are as follows:

	Covenant Requirement	Actual Ratio
Fourth Amended and Restated Credit Agreement
Net First Lien Leverage Ratio (1)	5.75 to 1.00	3.32
Total Leverage Ratio (2)	Not applicable	3.82
Senior Notes (3)
Minimum Covenant Compliance EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions (4)	2.00 to 1.00	6.10

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

Pinnacle Foods Inc.
Reconciliation of Non-GAAP measures (Unaudited)
Adjusted Gross Profit and Adjusted Gross Profit as a % of sales
(thousands)

	Three months ended		Six months ended		Fiscal Year Ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017	December 31, 2017
Gross profit	$211,462	$163,927	$417,892	$374,500	$866,125
Accelerated depreciation expense - Aunt Jemima and other frozen breakfast products exit	—	23,602	—	23,602	22,554
Depreciation expense - Acquisition integration	—	—	458	—	—
Non-cash items (a)	474	7,402	1,082	9,397	5,301
Acquisition, merger and other restructuring charges (b)	686	8,345	4,399	13,631	17,171
Adjusted Gross Profit	$212,622	$203,276	$423,831	$421,130	$911,151

Adjusted Gross Profit as a % of sales	28.7%	27.3%	27.9%	27.9%	29.0%

(a)	Non-cash items are comprised of the following:

(thousands of dollars)	Three months ended		Six months ended		Fiscal Year Ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017	December 31, 2017
Unrealized losses resulting from hedging activities (1)	$474	$2,324	$1,082	$4,319	$223
Aunt Jemima and other frozen breakfast products exit (2)	—	5,078	—	5,078	5,078
Non-cash items	$474	$7,402	$1,082	$9,397	$5,301

(1)	Represents non-cash losses resulting from mark-to-market obligations under derivative contracts.

(2)	Primarily represents charges to adjust inventory to net realizable value resulting from the exit of the business.

(b)	Acquisition, merger and other restructuring charges are comprised of the following:

(thousands of dollars)	Three months ended		Six months ended		Fiscal Year Ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017	December 31, 2017
Restructuring charges, integration costs and other business optimization expenses (1)	$686	$4,021	$3,649	$9,037	$11,192
Employee severance (2)	—	—	750	270	1,655
Aunt Jemima and other frozen breakfast products exit (3)	—	4,324	—	4,324	$4,324
Total acquisition, merger and other restructuring charges	$686	$8,345	$4,399	$13,631	$17,171

(1)
For the three and six months ended July 1, 2018, primarily represents integration costs of the Beaver Dam acquisition. For the three and six months ended June 25, 2017 and for fiscal 2017, primarily represents integration costs of the Garden Protein and Boulder Brands acquisitions.

(2)	Represents severance costs for terminated employees not related to business acquisitions.

(3)	Primarily represents employee termination costs and contract termination fees resulting from the exit of the business.

Pinnacle Foods Inc. and Subsidiaries
Reconciliation of Non-GAAP measures (Unaudited)
Adjusted EBIT (1)
(thousands)

	Three months ended		Six months ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Net earnings (as reported)	$56,256	$18,618	$113,170	$41,767
Interest expense, net	30,168	28,494	71,850	109,210
Provision for income taxes	17,624	(3,092)	34,729	4,251
Earnings before interest and taxes (as reported)	104,048	44,020	219,749	155,228
Accelerated depreciation expense - Aunt Jemima and other frozen breakfast products exit	—	23,602	—	23,602
Accelerated amortization expense - Aunt Jemima and other frozen breakfast products exit	—	3,783	—	3,783
Accelerated amortization expense - gardein Private Label business exit	—	—	—	656
Depreciation expense - acquisition integration	—	—	458	—
Non-cash items
Unrealized losses resulting from hedging (2)	474	2,324	1,082	4,319
Tradename impairment charges (3)	—	27,430	—	27,430
Foreign exchange (gains)/losses (4)	369	(165)	894	(398)
Wind-down of Boulder Brands UK operations (5)	—	(771)	—	(771)
Aunt Jemima and other frozen breakfast products exit (6)	—	5,078	—	5,078
Acquisition, merger and other restructuring charges
Restructuring and integration costs (7)	713	4,591	4,305	10,441
Employee severance (8)	—	—	750	977
Aunt Jemima and other frozen breakfast products exit (9)	—	4,324	—	4,324
Merger agreement costs (10)	10,836	—	10,836	—
Other adjustment items
Redemption premium on the early extinguishment of debt (11)	4,267	—	4,267	—
Adjusted EBIT	$120,707	$114,216	$242,341	$234,669

(1)	Excludes Boulder Brands and Garden Protein anticipated synergies which are included in calculating Covenant compliance.

(2)	Represents non-cash losses resulting from mark-to-market obligations under derivative contracts.

(3)	For the three and six months ended June 25, 2017, represents tradename impairment on Aunt Jemima.

(4)	Represents foreign exchange gains and losses resulting from intra-entity loans that are anticipated to be settled in the foreseeable future.

(5)	Represents adjustments resulting from the voluntary wind-down of the Boulder Brands private-label gluten-free bakery operation which is based in the United Kingdom.

(6)	Primarily represents charges to adjust inventory to net realizable value resulting from the exit of the business.

(7)
For the three and six months ended July 1, 2018, primarily represents integration costs of the Beaver Dam acquisition. For the three and six months ended June 25, 2017 and for fiscal 2017, primarily represents integration costs of the Garden Protein and Boulder Brands acquisitions.

(8)	Represents severance costs for terminated employees not related to business acquisitions.

(9)	Primarily represents employee termination costs and contract termination fees resulting from the exit of the business.

(10)	For the three and six months ended July 1, 2018, represents various professional fees associated with the Merger Agreement.

(11)	For the three and six months ended July 1, 2018, represents premiums paid on the May 30, 2018 redemption of $350.0 million of 4.875% Senior Notes due 2021.

Pinnacle Foods Inc.
Reconciliation of Non-GAAP measures (Unaudited)
Adjusted Net Interest Expense
(thousands)

	Three months ended		Six months ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Interest expense	$30,184	$28,507	$72,078	$109,238
Interest income	16	13	228	28
Net Interest Expense (as reported)	30,168	28,494	71,850	109,210
Cash settlement of hedges related to refinancing	—	—	—	(20,722)
Non-cash recognition of deferred costs related to refinancing (1)	—	—	(10,913)	(28,494)
Non-cash recognition of deferred costs related to redemption of 4.875% Senior Notes (2)	(1,768)	—	(1,768)	—
Other expenses related to refinancing	—	—	—	(235)
Adjusted Net Interest Expense	$28,400	$28,494	$59,169	$59,759

(1)
For the six months ended July 1, 2018, represents a non-cash charge for deferred financing costs resulting from the First Quarter 2018 Refinancing. For the six months ended June 25, 2017, represents charges associated with the 2017 Refinancing which consisted of recognizing a non-cash charge for deferred financing costs.

(2)	For the three and six months ended July 1, 2018, represents non-cash charge for deferred financing costs resulting from the May 30, 2018 redemption of $350.0 million of 4.875% Senior Notes due 2021.

Pinnacle Foods Inc.
Reconciliation from Reported to Adjusted Segment EBIT Amounts (unaudited)
For the three and six months ended July 1, 2018 and June 25, 2017 (thousands)

	Three months ended		Six months ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017

Earnings before interest & taxes - Reported
Frozen	$49,740	$(12,260)	$103,451	$38,662
Grocery	52,131	61,870	101,879	113,677
Boulder	16,018	12,249	27,869	18,921
Specialty	9,489	(10,648)	17,705	(1,760)
Unallocated corporate expenses	(23,330)	(7,191)	(31,155)	(14,272)
Total	$104,048	$44,020	$219,749	$155,228

Adjustments (Non GAAP - See separate table)
Frozen	$587	$50,341	$4,863	$51,285
Grocery	383	1,193	1,137	2,151
Boulder	514	3,576	1,290	10,082
Specialty	72	15,085	199	15,922
Unallocated corporate expenses	15,103	—	15,103	—
Total	$16,659	$70,195	$22,592	$79,440

Earnings before interest & taxes - Adjusted (Non GAAP - See separate discussion and tables)
Frozen	$50,327	$38,081	$108,314	$89,947
Grocery	52,514	63,063	103,016	115,828
Boulder	16,532	15,825	29,159	29,003
Specialty	9,561	4,437	17,904	14,162
Unallocated corporate expenses	(8,227)	(7,191)	(16,052)	(14,272)
Total	$120,707	$114,215	$242,341	$234,668

Pinnacle Foods Inc.
Reconciliation from Reported to Adjusted Segment Amounts
Supplemental Schedule of Adjustments Detail (unaudited)
For the three and six months ended July 1, 2018 and June 25, 2017
(millions)

	Adjustments to Earnings Before Interest and Taxes
	Three months ended		Six months ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Frozen
Aunt Jemima and other frozen breakfast products exit	$—	$49.4	$—	$49.4
Restructuring and acquisition integration charges	0.4	0.1	4.1	0.2
Employee severance	—	—	0.3	0.1
Unrealized mark-to-market loss/(gain)	0.2	0.8	0.5	1.6
Total Frozen	$0.6	$50.3	$4.9	$51.3

Grocery
Restructuring and acquisition integration charges	$0.2	$0.1	$0.5	$0.1
Employee severance	—	—	0.3	0.1
Unrealized mark-to-market loss/(gain)	0.2	1.1	0.3	2.0
Total Grocery	$0.4	$1.2	$1.1	$2.2

Boulder
Restructuring and acquisition integration charges	$0.5	$3.3	$1.1	$8.9
Employee severance	—	—	0.1	0.7
Unrealized mark-to-market loss/(gain)	—	0.3	0.1	0.5
Total Boulder	$0.5	$3.6	$1.3	$10.1

Specialty
Aunt Jemima and other frozen breakfast products exit	$—	$14.8	$—	$14.8
Restructuring charges	—	0.2	—	0.2
Employee severance	—	—	0.1	—
Unrealized mark-to-market loss/(gain)	0.1	0.1	0.1	0.2
Accelerated amortization due to the exit of the gardein Private Label business	—	—	—	0.7
Total Specialty	$0.1	$15.1	$0.2	$15.9

Unallocated Corporate Expenses
Merger agreement costs	$10.8	$—	$10.8	$—
Redemption premium on early extinguishment of debt	4.3	—	4.3	—
Total Unallocated Corporate Expenses	$15.1	$—	$15.1	$—

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

Off-Balance Sheet Arrangements

As of July 1, 2018, we did not have any off-balance sheet obligations.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 1, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of July 1, 2018, at a level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended July 1, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PINNACLE FOODS INC.

By:	/s/ Craig Steeneck
Name:	Craig Steeneck
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Authorized Officer)
Date:	August 2, 2018

PINNACLE FOODS INC.
Exhibit Index

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference from Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Pinnacle Foods Inc.		8-K	3.1	4/3/2013
3.2	Second Amended and Restated Bylaws of Pinnacle Foods Inc.		8-K	3.1	2/16/2016
4.1	Form of Stock Certificate for Common Stock		S-1/A	4.1	3/7/2013
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer	X
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2**	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)	X
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